Form 10-Q
period 1996-03-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1996-05-14
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1996
                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                 -----------------------  ----------------------

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
- - --------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

              DELAWARE                                       75-2352412
               TEXAS                                         75-2513808
- - -------------------------------------------                  ----------
   (States or other jurisdictions of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.'s)

     TWO GALLERIA TOWER, SUITE 2200
        13455 NOEL ROAD, LB 48
            DALLAS, TEXAS                                      75240
- - -------------------------------------------                  ----------
 (Address of principal executive offices)                    (Zip Code)

(Registrants' telephone number, including area code)        (214) 392-7777
                                                            --------------

                                (NOT APPLICABLE)
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.        YES   X        NO
                                                            ------        ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                               Outstanding at
        Registrant                        Class                 May 13, 1996
- - ----------------------------  ------------------------------   -----------------
HOLLYWOOD CASINO CORPORATION  COMMON STOCK, $.0001 PAR VALUE   24,719,968 SHARES
      HWCC-TUNICA, INC.        COMMON STOCK, $.01 PAR VALUE       1,000 SHARES

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
- - ------------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------

          Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates riverboat and land-based casino entertainment facilities. Through its subsidiaries, HCC currently owns and operates a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino"); a casino and hotel complex in Tunica County, Mississippi (the "Tunica Casino"); the Sands Hotel and Casino (the "Sands") in Atlantic City, New Jersey; and other hotel properties in the United States and Puerto Rico, and is actively pursuing potential gaming opportunities in domestic and foreign jurisdictions where gaming is legalized or is being actively considered. Approximately 47% of HCC's outstanding common shares are listed and traded on the NASDAQ under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

          HCC owns all of the outstanding common stock of both Hollywood Casino
- - - Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized by the Pratt Family during 1990 for the purpose of developing and owning the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. HCC also owns approximately 80% of the common stock of Pratt Hotel Corporation ("PHC"), a Delaware corporation, whose principal assets are the Sands and management and consulting agreements on the Aurora Casino and the Tunica Casino, respectively. The remaining PHC common stock is listed and traded on the American Stock Exchange under the symbol PHC. The Sands is not affiliated with the Sands Hotel and Casino in Las Vegas, Nevada.

          As further discussed in the Notes to Consolidated Financial Statements, HCC issued $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum, through a public offering in October 1995. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (i) substantially all of the assets of HCT, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA and (iii) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein.

          The consolidated financial statements and the financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and the financial position of HCA and HCT as of March 31, 1996, and the results of their operations and cash flows for the three month periods ended March 31, 1996 and 1995.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1995 Annual Report on Form 10-K.

          A significant portion of HCC's assets relate to the Sands and the Aurora Casino. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser extent than the Sands, and management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. Consequently, the results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                 MARCH 31,      DECEMBER 31,
                                                    1996            1995
                                               --------------  --------------
Current Assets:
 Cash and cash equivalents                     $  59,860,000   $  56,538,000
 Accounts receivable, net of allowances of
  $18,343,000 and $17,675,000, respectively       15,608,000      16,410,000
 Inventories                                       5,540,000       5,815,000
 Prepaid expenses                                  2,962,000       3,340,000
 Deferred income taxes                            10,285,000      10,585,000
 Refundable deposits and other
  current assets                                   1,617,000       1,307,000
                                               -------------   -------------

  Total current assets                            95,872,000      93,995,000
                                               -------------   -------------

Property and Equipment:
 Land                                             61,569,000      61,643,000
 Buildings and improvements                      255,973,000     255,646,000
 Riverboats and barges                            39,494,000      39,491,000
 Operating equipment                             150,376,000     149,019,000
 Construction in progress                         15,920,000       7,432,000
                                               -------------   -------------

                                                 523,332,000     513,231,000
 Less - accumulated depreciation
  and amortization                              (188,647,000)   (179,073,000)
                                               -------------   -------------

  Net property and equipment                     334,685,000     334,158,000
                                               -------------   -------------

Cash Restricted for Construction Projects         26,467,000      29,874,000
                                               -------------   -------------

Other Assets:
 Obligatory investments                            5,122,000       5,521,000
 Deferred financing costs                         15,694,000      16,136,000
 Notes receivable                                 19,195,000      19,222,000
 Land rights                                       7,878,000       7,962,000
 Other assets                                      8,793,000       7,762,000
                                               -------------   -------------

  Total other assets                              56,682,000      56,603,000
                                               -------------   -------------

                                               $ 513,706,000   $ 514,630,000
                                               =============   =============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                MARCH 31,      DECEMBER 31,
                                                   1996            1995
                                              --------------  --------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations               $   8,215,000   $   9,325,000
 Short-term credit facilities                     2,000,000               -
 Accounts payable                                15,268,000      14,027,000
 Accrued liabilities -
  Salaries and wages                              7,498,000       8,278,000
  Interest                                       21,285,000      16,964,000
  Insurance                                       4,707,000       4,319,000
  Other                                          16,264,000      14,763,000
 Other current liabilities                        4,338,000       4,844,000
                                              -------------   -------------

  Total current liabilities                      79,575,000      72,520,000
                                              -------------   -------------

Long-Term Debt                                  476,099,000     476,829,000
                                              -------------   -------------

Capital Lease Obligations                        10,211,000      10,693,000
                                              -------------   -------------

Other Noncurrent Liabilities                     11,714,000      11,821,000
                                              -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common Stock:
  Class A common stock, $.0001 par value
   per share; 50,000,000 shares authorized;
   24,720,000 shares issued and outstanding           2,000           2,000
  Class B, non-voting, $.01 par value per
   share; 10,000,000 shares authorized; no
   shares issued                                          -               -
 Additional paid-in capital                      77,936,000      77,936,000
 Accumulated deficit                           (141,831,000)   (135,171,000)
                                              -------------   -------------

  Total shareholders' deficit                   (63,893,000)    (57,233,000)
                                              -------------   -------------

                                              $ 513,706,000   $ 514,630,000
                                              =============   =============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -----------------------------
                                                        1996           1995
                                                   -------------  --------------
Revenues:
  Casino                                            $122,490,000   $119,573,000
  Rooms                                                4,350,000      4,112,000
  Food and beverage                                   15,225,000     12,763,000
  Other                                                3,417,000      2,342,000
                                                    ------------   ------------

                                                     145,482,000    138,790,000
  Less - promotional allowances                      (12,502,000)   (10,122,000)
                                                    ------------   ------------

     Net revenues                                    132,980,000    128,668,000
                                                    ------------   ------------

Expenses:
  Casino                                              92,922,000     81,253,000
  Rooms                                                1,465,000      1,734,000
  Food and beverage                                    5,245,000      4,829,000
  Other                                                1,729,000      1,663,000
  General and administrative                          14,411,000     14,259,000
  Depreciation and amortization                       10,595,000      9,681,000
  Development                                            197,000      1,228,000
                                                    ------------   ------------

     Total expenses                                  126,564,000    114,647,000
                                                    ------------   ------------

Income from operations                                 6,416,000     14,021,000
                                                    ------------   ------------

Non-operating income (expenses):
  Interest income                                      1,019,000        816,000
  Interest expense, net of capitalized interest
   of $81,000 and $161,000, respectively             (14,771,000)   (13,451,000)
  Loss on assets held for sale                           (16,000)       (67,000)
                                                    ------------   ------------

      Total non-operating expenses, net              (13,768,000)   (12,702,000)
                                                    ------------   ------------

(Loss) income before income taxes and
 extraordinary item                                   (7,352,000)     1,319,000
Income tax benefit (provision)                           692,000         (4,000)
                                                    ------------   ------------

(Loss) income before extraordinary item               (6,660,000)     1,315,000
Extraordinary item - loss on early
 extinguishment of debt                                        -        (72,000)
                                                    ------------   ------------

     Net (loss) income                              $ (6,660,000)  $  1,243,000
                                                    ============   ============

Net (loss) income per common share:
  (Loss) income before extraordinary item                  $(.27)          $.05
  Extraordinary item                                           -              -
                                                    ------------   ------------

     Net (loss) income                                     $(.27)          $.05
                                                    ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ----------------------------
                                                                  1996           1995
                                                              -------------  -------------
OPERATING ACTIVITIES:
  Net (loss) income                                            $ (6,660,000)  $  1,243,000
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Extraordinary item                                                     -         72,000
   Depreciation and amortization, including accretion of
    debt discount                                                10,781,000      9,794,000
   Provision for doubtful accounts                                  827,000        901,000
   Deferred income tax benefit                                      (67,000)      (577,000)
   Increase in accounts receivable                                  (25,000)      (429,000)
   Net increase (decrease) in accounts payable and accrued
    expenses                                                      6,889,000     (6,211,000)
   Net change in other current assets and liabilities              (216,000)     1,039,000
   Net change in other noncurrent assets and liabilities           (179,000)       (90,000)
                                                               ------------   ------------

     Net cash provided by operating activities                   11,350,000      5,742,000
                                                               ------------   ------------

INVESTING ACTIVITIES:
  Net property and equipment additions                          (10,121,000)   (12,352,000)
  Collections on notes receivable                                    27,000         25,000
  Obligatory investments                                           (762,000)      (652,000)
  Investments in unconsolidated affiliates                                -       (550,000)
  Decrease in cash restricted for construction projects           3,407,000              -
                                                               ------------   ------------

  Net cash used in investing activities                          (7,449,000)   (13,529,000)
                                                               ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                -      4,250,000
  Borrowings on credit facilities                                 2,000,000              -
  Deferred financing costs                                          (71,000)       (43,000)
  Repayments of long-term debt                                   (1,764,000)    (7,703,000)
  Payments on capital lease obligations                            (744,000)      (558,000)
                                                               ------------   ------------

    Net cash used in financing activities                          (579,000)    (4,054,000)
                                                               ------------   ------------

    Net increase (decrease) in cash and cash equivalents          3,322,000    (11,841,000)
      Cash and cash equivalents at beginning of period           56,538,000     66,491,000
                                                               ------------   ------------

      Cash and cash equivalents at end of period               $ 59,860,000   $ 54,650,000
                                                               ============   ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)   ORGANIZATION AND BUSINESS

  Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 53% of the issued and outstanding stock of HCC is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

  HCC owns all of the outstanding common stock of both Hollywood Casino - Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized during 1990 which owns and operates a 32,100 square foot riverboat gaming operation together with docking and other entertainment facilities under the service mark Hollywood Casino(R) located in Aurora, Illinois (the "Aurora Casino"). HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 154-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi (the "Tunica Casino"). The Aurora Casino and the Tunica Casino commenced operations in June 1993 and August 1994, respectively.

  HCC also owns approximately 80% of the common stock of Pratt Hotel Corporation ("PHC"), also a Delaware corporation. PHC's principal assets are the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"), which is wholly owned by a PHC subsidiary, and management and consulting contracts with the Aurora Casino and the Tunica Casino, respectively. PHC's other operations in the United States and Puerto Rico, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries.

  On March 29, 1996, HCC and PHC announced a proposal which provides for PHC to make a cash tender offer for the approximately one million outstanding shares of PHC common stock not already owned by HCC and for a "cash out" merger with respect to any PHC shares outstanding after completion of the cash tender offer. Funding for the proposed transactions will be provided by HCC. An offering and merger price of $3.25 per share has been proposed, subject to receipt by HCC of a fairness opinion from an independent financial advisor.

  The Company estimates that its three gaming operations derive a significant amount of their gaming revenues from patrons living in areas surrounding the sites where the Company's gaming operations are located. Competition within the Company's gaming markets is intense and management believes that this competition will continue in the future.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  HCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCC's ultimate liability may differ from the amounts accrued.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


  During the fourth quarter of 1995, HCC adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, HCC does not believe that any material impairment currently exists related to its long-lived assets.

  Net (loss) income per common share for all periods is calculated by dividing the net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding. All common stock equivalents are excluded from the calculation of net loss per share for periods during which a loss was incurred as the effect of their inclusion would be antidilutive.
Common stock equivalents are included in the calculation of net income per share for periods during which income was realized. The weighted average number of shares of common stock and common stock equivalents outstanding used for earnings per share calculation purposes was 24,720,000 and 24,850,000, respectively, for the three month periods ended March 31, 1996 and 1995.

  The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by HCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of March 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

(2)   SHORT-TERM CREDIT FACILITIES

  A subsidiary of PHC is presently renegotiating a bank line of credit in the amount of $5,000,000 which expired on April 30, 1996. As of March 31, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding at December 31, 1995. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by another subsidiary of PHC.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(3)   LONG-TERM DEBT AND PLEDGE OF ASSETS

  Substantially all of HCC's assets are pledged in connection with HCC's long-term indebtedness; HCC is not obligated for PHC's indebtedness. The indenture to HCC's Senior Secured Notes, as defined below, does not contain cross-default provisions with respect to PHC's indebtedness. Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness. Additionally, the indentures with respect to PHC's 1994 refinancing contain certain cross-default provisions.

                                                      MARCH 31,    DECEMBER 31,
                                                        1996           1995
                                                    -------------  -------------

Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
  of discount of $9,726,000 and $9,912,000,
  respectively (a)                                  $200,274,000   $200,088,000
 Term note, due 1996                                   2,263,000      2,300,000
                                                    ------------   ------------

                                                     202,537,000    202,388,000
                                                    ------------   ------------

Indebtedness of HCA:
 Promissory note (b)                                   3,938,000      4,402,000
 Equipment loans                                       2,187,000      2,412,000
                                                    ------------   ------------

                                                       6,125,000      6,814,000
                                                    ------------   ------------

Indebtedness of HCT:
 Equipment loans                                         466,000      1,367,000
                                                    ------------   ------------

PHC indebtedness for which HCC is not obligated:
 10 7/8% first mortgage notes, due 2004 (c)          185,000,000    185,000,000
 11 5/8% senior notes, due 2004 (d)                   85,000,000     85,000,000
 Other                                                 3,205,000      3,342,000
                                                    ------------   ------------

                                                     273,205,000    273,342,000
                                                    ------------   ------------

        Total indebtedness                           482,333,000    483,911,000
     Less - current maturities                        (6,234,000)    (7,082,000)
                                                    ------------   ------------

        Total long-term debt                        $476,099,000   $476,829,000
                                                    ============   ============

- - --------------------
(a) During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     to refinancing existing debt, proceeds from the HCC Refinancing were used to fund development and construction of the "Adventure Slots" attraction, a themed gaming area at the Tunica Casino, and are being used to finance construction of an approximately 350-room hotel tower and related amenities at the Tunica Casino, to fund HCA's required contribution of $4,000,000 for construction of a new 500-space parking garage (see Note 8), and, to the extent available, for working capital purposes. The unexpended construction funds are included in cash restricted for construction projects in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996.

     The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor PHC and its subsidiaries are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC will be required to make an offer to purchase not more than $2,500,000 in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered.

     The indenture to the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock; create liens; create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT or any future guarantor; and enter into transactions with certain affiliates.

(b) During February 1995, HCA entered into a $5,000,000 bank promissory note agreement. The note accrues interest at the bank's prime lending rate plus 1% per annum. Interest only was payable during the first six months. Commencing September 1, 1995, principal and interest are payable monthly based on a 30-month amortization schedule with the final payment due on February 1, 1998.

(c) On February 17, 1994, a subsidiary of PHC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments at the Sands, subject to increases of five percent per annum thereafter. The indenture also contains certain cross-default provisions with respect to the PRT Funding Notes described in (d) below.

(d) On February 17, 1994, a subsidiary of PHC issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to the 10 7/8% First Mortgage Notes described in (c) above.

     Scheduled payments of long-term debt as of March 31, 1996 are set forth below:


            1996 (nine months)             $  5,318,000
            1997                              9,147,000
            1998                             11,212,000
            1999                             10,479,000
            2000                             10,515,000
            Thereafter                      445,388,000
                                           ------------

             Total                         $492,059,000
                                           ============

          Interest paid, net of capitalized interest, amounted to $10,472,000 and $19,893,000, respectively, during the three month periods ended March 31, 1996 and 1995.

(4)   CAPITAL LEASES

          HCA leases its existing parking garage under a capital lease agreement with an initial term of 30 years and the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years will equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In addition, HCA is responsible for additional rent, consisting of costs

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


such as real estate taxes, maintenance costs and insurance premiums, arising out of its operation of the parking garage. HCA also leases certain equipment under capital lease agreements which provide for interest at rates between 11.2% and 14.6% and expire at various dates through 2011. HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997.

          The $10,000,000 original cost of HCA's parking garage is included in buildings in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995. Assets under capital leases with an original cost of $7,288,000 and $7,342,000, are included in operating equipment in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995, respectively. Amortization expense with respect to these assets amounted to $658,000 and $659,000, respectively, during the three month periods ended March 31, 1996 and 1995.

          Future minimum lease payments under capital lease obligations as of March 31, 1996 were as follows:


 1996 (nine months)                                $ 2,380,000
 1997                                                2,263,000
 1998                                                1,013,000
 1999                                                  980,000
 2000                                                1,007,000
 Thereafter                                         12,411,000
                                                   -----------

 Total minimum lease payments                       20,054,000
 Less amount representing interest                  (7,862,000)
                                                   -----------
 Present value of future
  minimum lease payments                            12,192,000
 Current capital lease obligation                   (1,981,000)
                                                   -----------

 Long-term capital lease obligation                $10,211,000
                                                   ===========


                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(5)   INCOME TAXES

   Components of HCC's benefit (provision) for income taxes consisted of the following:

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                         --------------------------
                                             1996          1995
                                         -----------    -----------

    Current:
     Federal                               $      -      $(432,000)
     State                                  625,000       (149,000)

    Deferred:
     Federal                                      -        450,000
     State                                   67,000        127,000
                                           --------      ---------

                                           $692,000      $  (4,000)
                                           ========      =========

          Total state and federal income taxes paid by HCC for the three month periods ended March 31, 1996 and 1995 amounted to $25,000 and $190,000, respectively.

          Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current annual period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses. Quarterly income tax provisions or benefits are determined by applying the resulting effective income tax rate to the results of operations for the quarter.

          HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $79,000,000, of which approximately $62,000,000 do not begin to expire until the year 2003. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $4,000,000, many of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Based on the profitable operations of the Aurora Casino since its opening in June 1993, and the profitable operations of the Tunica Casino during 1995 (exclusive of the extraordinary loss resulting from the early extinguishment of debt), management believes that it is more likely than not that future consolidated taxable income will be sufficient to utilize at least a portion of the NOL's and tax credits. Accordingly, a valuation allowance has been established which resulted in the recording of a net deferred tax asset of $8,050,000 at both March 31, 1996 and December 31, 1995.

          The ultimate recognition of this amount of NOL's and tax credits is dependent on HCC and its subsidiaries' ability to generate approximately $23 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



          Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, or purchases of shares of publicly-held common stock of PHC by a five percent stockholder, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect HCC's utilization of its loss carryforwards.

          The components of the net deferred tax asset were as follows:

                                       MARCH 31,    DECEMBER 31,
                                         1996           1995
                                     -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards    $ 26,774,000   $ 25,316,000
 Allowance for doubtful accounts        7,500,000      7,251,000
 Investment and jobs tax credits        4,417,000      4,417,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures       3,282,000      3,166,000
 Other liabilities and accruals         3,864,000      3,741,000
 Benefits accrual                       1,535,000      1,479,000
 Write off excess of cost of
  investment                            1,543,000      1,543,000
 Other                                  2,188,000      2,276,000
                                     ------------   ------------

  Total deferred tax assets            51,103,000     49,189,000
                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization        (10,296,000)   (10,227,000)
 Amortization of note discount         (3,733,000)    (4,042,000)
 Other                                   (645,000)      (657,000)
                                     ------------   ------------

  Total deferred tax liabilities      (14,674,000)   (14,926,000)
                                     ------------   ------------

Net deferred tax asset                 36,429,000     34,263,000
Valuation allowance                   (28,379,000)   (26,213,000)
                                     ------------   ------------

                                     $  8,050,000   $  8,050,000
                                     ============   ============

(6)   TRANSACTIONS WITH RELATED PARTIES

          PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During the three month period ended March 31, 1996, PHC made payments for property improvements under the hotel operating agreement totaling $885,000; no such payments were

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


made during the three month period ended March 31, 1995. PHC is also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts ) amounted to $131,000 and $134,000, respectively, during the three month periods ended March 31, 1996 and 1995. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral.
The note is included in notes receivable in the accompanying consolidated balance sheets. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13,533,000 due May 31, 1996.

          On May 9, 1996, Metroplex entered into a contract for the sale of the hotel subject to a 30-day inspection period by the buyer. Upon consummation of the sale, PHC will recover its $6,750,000 acquisition cost of the underlying indebtedness together with payments made for property improvements in 1995 and 1996 expected to aggregate $2,435,000. In the event that the sale is not completed, it is anticipated that PHC's note from Metroplex will be extended on similar terms prior to maturity; accordingly the note has been included in noncurrent assets in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995.

          In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charters by third parties. Expenses and commissions charged by the management company under the agreement during the three month periods ended March 31, 1996 and 1995 totaled $103,000 and $82,000, respectively.

(7)   COMMITMENTS AND CONTINGENCIES

          HCT has entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at the option of HCT, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT prepaid the first year fixed rental payments; such amount, together with all rental payments made during the construction period, were taken as a credit against rent payments as they became due during the first year of operations. During the three month periods ended March 31, 1996 and 1995, HCT expensed $903,000 and $889,000, respectively, in connection with the ground lease.

          HCA has agreed with the City of Aurora and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") to the joint construction by HCA and ACCA of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage will provide additional parking for patrons of the Aurora

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


Casino and will contain approximately 1,500 square feet of retail space. HCA and ACCA will also renovate ACCA's existing North Island Center banquet and meeting facilities, including its food service facilities. Construction commenced in September 1995 and the project is scheduled to be completed by July 1996. Total cost of the project is budgeted at approximately $14,500,000. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA has committed to fund all remaining construction costs; the payment of such commitment, subject to a maximum of $3,500,000, has been guaranteed by HCC. HCA has agreed to escrow $400,000 per month, beginning in September 1995, towards satisfaction of its obligations under the agreement.
HCA has additionally agreed to make payments to ACCA during construction equal to the financing costs that will be due in July 1996 relating to the ACCA industrial revenue bond issue. Such escrow and financing payments have been included in cash restricted for construction projects in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995. When complete, the project will be owned by ACCA and operated by HCA pursuant to a 30 year lease with ACCA. HCA will have the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years will equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA will pay ACCA base rent equal to $15,000 per month, subject to a credit of up to $615,000 for improvements made to ACCA's North Island Center banquet and meeting facilities. In addition, HCA will be responsible for additional rent, consisting of costs such as any real estate taxes, maintenance costs, insurance premiums and utilities. The lease will be treated as a capital lease for financial reporting purposes.

          HCA has committed to the city of Aurora that it will provide a minimum of $2,000,000 in connection with HCA's construction of certain portions of an
Aurora riverwalk and other related improvements and amenities.   As of March 31,
1996, HCA has spent approximately $1,451,000 toward such improvements. The remaining improvements are to be completed within eight months of completion of the parking facility described in the preceding paragraph.

          HCC and its subsidiaries are parties in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCC and its subsidiaries.

(8)   THIRD PARTY NOTES RECEIVABLE

          During November 1995, HCC used a portion of the proceeds from the HCC Refinancing to loan $10,000,000 to an unaffiliated gaming company in the form of two $5,000,000 notes (Series A and Series B). The loans earn interest at the rate of prime plus one percent per annum and are payable in quarterly installments of principal and interest commencing in November 1997 with the final payment due in August 2000. All principal payments received are to be applied first to the Series A note. In connection with the loans, HCC received warrants to acquire up to a 10% equity interest in the gaming company at any time between November 15, 1998 and November 15, 2000 at an exercise price of $500,000 per 1/2% interest. Under the terms of the loan agreement, the gaming company may require HCC to exercise warrants to acquire a 5% equity interest on November 15, 1998 at a cost not to exceed $5,000,000 payable through the reduction

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


of the outstanding principal balance and, to the extent applicable, the forgiveness of accrued interest on the Series B note.

(9)   LAND RIGHTS

          Land rights are being amortized on a straight-line basis over a 25-year period representing the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 7); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 25-year useful life of the facility. Accumulated amortization of such land rights amounted to $567,000 and $483,000, respectively, at March 31, 1996 and December 31, 1995.

(10)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                    MARCH 31,    DECEMBER 31,
                                                      1996           1995
                                                  -------------  -------------

Current Assets:
 Cash and cash equivalents                        $ 14,528,000   $  8,996,000
 Accounts receivable, net of allowances
  of $948,000 and $866,000, respectively             2,225,000      2,681,000
 Inventories                                           409,000        460,000
 Prepaid expenses and other current assets           1,460,000      1,721,000
                                                  ------------   ------------

  Total current assets                              18,622,000     13,858,000
                                                  ------------   ------------

Property and Equipment:
 Land improvements                                   2,763,000      2,756,000
 Buildings and improvements                         26,615,000     26,615,000
 Riverboats                                         36,970,000     36,967,000
 Operating equipment                                27,542,000     27,082,000
 Construction in progress                              578,000        348,000
                                                  ------------   ------------

                                                    94,468,000     93,768,000
 Less - accumulated depreciation and amortization  (20,502,000)   (17,980,000)
                                                  ------------   ------------

  Net property and equipment                        73,966,000     75,788,000
                                                  ------------   ------------

Cash Restricted for Construction Project             3,368,000      1,955,000
                                                  ------------   ------------

Other Assets                                         1,734,000      1,578,000
                                                  ------------   ------------

                                                  $ 97,690,000   $ 93,179,000
                                                  ============   ============




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                             MARCH 31,   DECEMBER 31,
                                               1996          1995
                                            -----------  ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $ 3,283,000   $ 3,376,000
 Accounts payable                             1,671,000     2,136,000
 Accrued liabilities -
  Salaries and wages                          2,251,000     1,805,000
  Interest                                    2,533,000     1,120,000
  Gaming and other taxes                        986,000       920,000
  Insurance                                   1,120,000       773,000
  Other                                       1,943,000     1,670,000
 Due to affiliates                            4,316,000     2,305,000
 Other current liabilities                      971,000       743,000
                                            -----------   -----------

  Total current liabilities                  19,074,000    14,848,000
                                            -----------   -----------

Long-Term Debt                               42,185,000    42,959,000
                                            -----------   -----------

Capital Lease Obligations                     9,480,000     9,494,000
                                            -----------   -----------

Other Noncurrent Liabilities                    519,000       329,000
                                            -----------   -----------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                  15,000        15,000
 Additional paid-in capital                  24,541,000    24,541,000
 Retained earnings                            1,876,000       993,000
                                            -----------   -----------

  Total shareholder's equity                 26,432,000    25,549,000
                                            -----------   -----------

                                            $97,690,000   $93,179,000
                                            -----------   ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                         --------------------------
                                             1996          1995
                                         ------------  ------------

Revenues:
 Casino                                  $42,167,000   $33,820,000
 Food and beverage                         3,313,000     2,352,000
 Other                                     1,063,000       972,000
                                         -----------   -----------

                                          46,543,000    37,144,000
 Less - promotional allowances            (2,828,000)   (2,033,000)
                                         -----------   -----------

 Net revenues                             43,715,000    35,111,000
                                         -----------   -----------

Expenses:
 Casino                                   24,146,000    19,000,000
 Food and beverage                         1,375,000     1,401,000
 Other                                       287,000       263,000
 General and administrative                6,883,000     6,250,000
 Depreciation and amortization             2,522,000     1,882,000
                                         -----------   -----------

  Total expenses                          35,213,000    28,796,000
                                         -----------   -----------

Income from operations                     8,502,000     6,315,000
                                         -----------   -----------

Non-operating income (expense):
 Interest income                              62,000       120,000
 Interest expense, net of capitalized
  interest of $161,000 in 1995            (1,600,000)   (1,473,000)
                                         -----------   -----------

  Total non-operating expenses, net       (1,538,000)   (1,353,000)
                                         -----------   -----------

Income before income taxes                 6,964,000     4,962,000

Income tax provision                      (2,528,000)   (1,799,000)
                                         -----------   -----------

Net income                               $ 4,436,000   $ 3,163,000
                                         ===========   ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
OPERATING ACTIVITIES:
  Net income                                        $ 4,436,000   $ 3,163,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                     2,522,000     1,882,000
    Provision for doubtful accounts                     121,000        20,000
    Deferred income tax provision                       104,000        18,000
    Decrease in receivables                             335,000       123,000
    Increase in accounts payable and accrued
     liabilities                                      2,080,000     2,681,000
    Increase in due to affiliates                     2,011,000     1,257,000
    Net change in other current assets and
     liabilities                                        626,000       733,000
    Net change in other assets and liabilities         (156,000)      (15,000)
                                                    -----------   -----------

  Net cash provided by operating activities          12,079,000     9,862,000
                                                    -----------   -----------

INVESTING ACTIVITIES:
  Net property and equipment additions                 (700,000)   (8,330,000)
  Increase in cash restricted for construction
   projects                                          (1,413,000)            -
                                                    -----------   -----------

  Net cash used in investing activities              (2,113,000)   (8,330,000)
                                                    -----------   -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of debt                              -     4,250,000
  Repayments of debt                                   (689,000)     (116,000)
  Payments on capital lease obligations                (192,000)     (192,000)
  Dividends                                          (3,553,000)   (1,576,000)
                                                    -----------   -----------

  Net cash (used in) provided by financing
   activities                                        (4,434,000)    2,366,000
                                                    -----------   -----------

  Net increase in cash and cash equivalents           5,532,000     3,898,000

  Cash and cash equivalents at beginning of
   period                                             8,996,000    10,987,000
                                                    -----------   -----------

  Cash and cash equivalents at end of period        $14,528,000   $14,885,000
                                                    ===========   ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)   ORGANIZATION AND BUSINESS

          Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois
(the "Aurora Casino").   In May 1992, HCC, which was then wholly owned by
members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. HCC also owns approximately 80% of Pratt Hotel Corporation ("PHC"), a Delaware corporation which owns the entity with which HCA has a management services contract.

          On June 17, 1993, the Illinois Gaming Board (the "IGB") issued HCA a temporary operating permit and the Aurora Casino commenced operations. The IGB issued HCA an owner's license on July 20, 1993 pursuant to the Illinois Riverboat Gambling Act. The initial owner's license expires in July 1996 and HCA has filed for renewal of its license; management anticipates that such renewal will be approved.

          The Aurora Casino consists of two, four-level riverboats having a combined casino space of approximately 32,000 square feet and a four-level pavilion and docking facility which houses ticketing, food service, passenger waiting, and various administrative functions. The Aurora Casino also includes a six-level parking structure with approximately 840 parking spaces. HCA was responsible for the design and construction of the parking garage; however, the City of Aurora owns the facility and leases it to HCA under a long-term lease agreement. The lease is treated as a capital lease for financial reporting purposes (see Note 3).

          HCA estimates that a significant amount of the Aurora Casino's revenues are derived from patrons living in the Chicago area and surrounding northern and western suburbs. The Aurora Casino faces intense competition from other riverboat gaming operations in Illinois and management believes that this competition will continue in the future.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          HCA is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCA's ultimate liability may differ from the amounts accrued.

          During the fourth quarter of 1995, HCA adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


recoverable. As a result of its review, HCA does not believe that any material impairment currently exists related to its long-lived assets.

          The financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of March 31, 1996, the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995. Operating results for the three month periods ended March 31, 1996 are not necessarily indicative of the results that may be achieved for the year ended December 31, 1996.

(2)   LONG-TERM DEBT AND PLEDGE OF ASSETS

          HCA's long-term indebtedness consists of the following:

                                           MARCH 31,    DECEMBER 31,
                                              1996          1995
                                          ------------  -------------

 12 3/4% Promissory Note to HCC, due on
  November 1, 2003  (a)                   $39,007,000    $39,007,000
 Promissory note to bank (b)                3,938,000      4,402,000
 Equipment loans (c)                        2,187,000      2,412,000
                                          -----------    -----------

 Total indebtedness                        45,132,000     45,821,000
 Less current maturities                   (2,947,000)    (2,862,000)
                                          -----------    -----------

 Total long-term debt                     $42,185,000    $42,959,000
                                          ===========    ===========


(a) The intercompany note accrues interest at the rate of 12 3/4% per annum payable semiannually on October 15 and April 15 of each year commencing April 15, 1996 and requires semiannual principal repayments of $2,500,000 commencing October 15, 1997 with the balance of the note due November 1, 2003. The note is pledged as security with respect to HCC's 12 3/4% Senior Secured Notes due in 2003. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a first mortgage limited to approximately $39 million on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The 12 3/4% intercompany note replaced a previous 14% intercompany note to HCC as a result of HCC's refinancing of its outstanding indebtedness during October 1995.

(b) During February 1995, HCA entered into a $5,000,000 bank promissory note agreement. The note accrues interest at the bank's prime lending rate plus 1% per annum. Interest only was payable during

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     the first six months. Commencing September 1, 1995, principal and interest are payable monthly based on a 30-month amortization schedule with the final payment due on February 1, 1998.

(c) HCA financed the purchase of certain equipment from vendors through the issuance of note obligations totaling $2,985,000. The promissory notes are payable in monthly installments, including interest at the approximate rate of 12 1/4% per annum, and mature at various dates in 1998.

     As of March 31, 1996, future maturities of long-term debt are as follows:

            1996 (nine months)                $ 2,173,000
            1997                                5,679,000
            1998                                5,773,000
            1999                                5,000,000
            2000                                5,000,000
            Thereafter                         21,507,000
                                              -----------

                                              $45,132,000
                                              ===========

          Interest paid, net of amounts capitalized, for the three month period ended March 31, 1996 amounted to $186,000. No interest was paid, net of amounts capitalized, during the three month period ended March 31, 1995.

(3)   CAPITAL LEASES

          HCA leases its existing parking garage under a capital lease agreement with an initial term of 30 years and the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years will equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In addition, HCA is responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs and insurance premiums, arising out of its operation of the parking garage. HCA also leases certain equipment under capital lease agreements which provide for interest at rates between 11.2% and 14.6% and expire at various dates through 2011. Assets under capital lease agreements with an original cost of $10,000,000 and $2,329,000 are included in buildings and improvements and in operating equipment, respectively, in the accompanying balance sheets at both March 31, 1996 and December 31, 1995. Amortization expense with respect to these assets amounted to $263,000 during each of the three month periods ended March 31,1996 and 1995.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


          Future minimum lease payments under capital lease obligations as of March 31, 1996 are as follows:

1996 (nine months)                                      $ 1,042,000
1997                                                      1,008,000
1998                                                      1,013,000
1999                                                        980,000
2000                                                      1,007,000
Thereafter                                               12,411,000
                                                        -----------

Total minimum lease payments                             17,461,000
Less amount representing interest                        (7,645,000)
                                                        -----------

Present value of future minimum lease payments            9,816,000
Current capital lease obligation                           (336,000)
                                                        -----------

Long-term capital lease obligation                      $ 9,480,000
                                                        ===========

(4)   INCOME TAXES

          Components of HCA's provision for income taxes consist of the following:

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                   ------------------------
                                       1996          1995
                                   -----------   -----------
 Current:
  Federal                          $(2,293,000)  $(1,719,000)
  State                               (131,000)      (98,000)
 Deferred:
  Federal                              (96,000)       17,000
  State                                 (8,000)        1,000
                                   -----------   -----------

                                   $(2,528,000)  $(1,799,000)
                                   ===========   ===========

          HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid no federal or state taxes during the three month periods ended March 31, 1996 and 1995. Deferred taxes are computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

          Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

          The components of HCA's net deferred tax asset at March 31, 1996 and December 31, 1995 are as follows:

                                    MARCH 31,   DECEMBER 31,
                                       1996         1995
                                    ----------  -------------

Deferred tax assets:
 Allowance for doubtful accounts    $ 344,000      $ 314,000
 Other liabilities and reserves       476,000        451,000
                                    ---------      ---------

  Total deferred tax assets           820,000        765,000
                                    ---------      ---------

Deferred tax liabilities:
 Depreciation and amortization       (720,000)      (329,000)
                                    ---------      ---------

Net deferred tax asset              $ 100,000      $ 436,000
                                    =========      =========

          Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. The net deferred tax asset has been reflected in the accompanying balance sheets at March 31, 1996 and December 31, 1995 with no reduction for valuation allowances as management believes that it is more likely than not that future earnings will be sufficient to utilize such tax benefits.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


          Receivables and payables in connection with the aforementioned tax allocation agreements at March 31, 1996 and December 31, 1995 are as follows:

                                 MARCH 31,    DECEMBER 31,
                                   1996          1995
                                -----------   ------------


Other current assets            $   836,000     $ 976,000
Other current liabilities        (2,055,000)            -
Other noncurrent liabilities       (500,000)     (311,000)

          Other current liabilities at March 31, 1996 represents current taxes payable under the tax allocation agreement. Included in other current assets at December 31, 1995 are current taxes receivable under the tax allocation agreement totaling $238,000. All other amounts set forth above represent deferred tax receivables and payables.

(5)   TRANSACTIONS WITH RELATED PARTIES

          HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership wholly owned by PHC, pursuant to a management services contract. The base management fee is equal to 5% of operating revenues (as defined in the management services contract) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the management services agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,943,000 and $2,629,000, respectively during the three month periods ended March 31, 1996 and 1995. Management and incentive fees payable at March 31, 1996 and December 31, 1995 were $2,061,000 and $2,177,000, respectively.

          HCA incurred interest with respect to its 12 3/4% and 14% promissory notes payable to HCC (see Note 2). Such interest amounted to $1,243,000 and $1,365,000, respectively, for the three month periods ended March 31, 1996 and 1995. Interest payable to HCC on such notes amounted to $2,266,000 and $1,022,000, respectively, at March 31, 1996 and December 31, 1995 and is included in accrued interest payable in the accompanying balance sheets.

          HCA has acquired computer software and hardware and has been allocated certain expenses, including legal, financing, insurance and payroll expenses from HCC and its subsidiaries. During the three month periods ended March 31, 1996 and 1995, such transactions totaled $321,000 and $519,000, respectively.
At March 31, 1996 and December 31, 1995, HCA had payables amounting to $208,000 and $130,000, respectively, in connection with such charges.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


          During the first quarter of 1995, HCA sold certain memorabilia items as well as property and equipment to another HCC subsidiary at an aggregate price of $171,000. The selling price represents HCA's basis in such items.

(6)   COMMITMENTS AND CONTINGENCIES

          HCA has agreed with the City of Aurora and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") to the joint construction by HCA and ACCA of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage will provide additional parking for patrons of the Aurora Casino and will contain approximately 1,500 square feet of retail space. HCA and ACCA will also renovate ACCA's existing North Island Center banquet and meeting facilities, including its food service facilities. Construction commenced in September 1995 and the project is scheduled to be completed by July 1996. Total cost of the project is budgeted at approximately $14,500,000. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA has committed to fund all remaining construction costs and has agreed to escrow $400,000 per month, beginning in September 1995, toward satisfaction of its obligations under the agreement. HCA has additionally agreed to make payments to ACCA during construction equal to the financing costs that will be due in July 1996 relating to the ACCA industrial revenue bond issue. Such escrow and financing payments have been included in cash restricted for construction project in the accompanying balance sheets at March 31, 1996 and December 31, 1995. When complete, the project will be owned by ACCA and operated by HCA pursuant to a 30 year lease with ACCA. HCA will have the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years will equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA will pay ACCA base rent equal to $15,000 per month, subject to a credit of up to $615,000 for improvements made to ACCA's North Island Center banquet and meeting facilities. In addition, HCA will be responsible for additional rent, consisting of costs such as any real estate taxes, maintenance costs, insurance premiums and utilities. The lease will be treated as a capital lease for financial reporting purposes.

          HCA has committed to the City of Aurora that it will provide a minimum of $2,000,000 in connection with HCA's construction of certain portions of the Aurora riverwalk and other related improvements and amenities. As of March 31, 1996, HCA has spent approximately $1,451,000 toward such improvements. The remaining improvements are to be completed within eight months of completion of the parking facility described in the preceding paragraph.

          HCA is a party in various legal proceedings with respect to the conduct of casino operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCA.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                      MARCH 31,    DECEMBER 31,
                                                        1996           1995
                                                    -------------  -------------
Current Assets:
 Cash and cash equivalents                          $ 13,430,000   $ 11,529,000
 Accounts receivable, net of allowances of
  $446,000 and $313,000, respectively                  1,445,000      1,428,000
 Inventories                                             794,000        883,000
 Deferred income taxes                                   962,000        993,000
 Prepaid expenses and other current assets               911,000        705,000
                                                    ------------   ------------

  Total current assets                                17,542,000     15,538,000
                                                    ------------   ------------

Property and Equipment:
 Land and improvements                                 2,956,000      3,037,000
 Buildings                                            44,048,000     44,048,000
 Barges                                                2,524,000      2,524,000
 Operating equipment                                  26,436,000     26,360,000
 Construction in progress                             11,846,000      4,504,000
                                                    ------------   ------------

                                                      87,810,000     80,473,000
  Less - accumulated depreciation and amortization   (14,541,000)   (12,178,000)
                                                    ------------   ------------

 Net property and equipment                           73,269,000     68,295,000
                                                    ------------   ------------

Cash Restricted for Construction Project              23,099,000     27,919,000
                                                    ------------   ------------

Other Assets:
 Land rights                                           7,878,000      7,962,000
 Other assets                                          2,607,000      2,526,000
                                                    ------------   ------------

  Total other assets                                  10,485,000     10,488,000
                                                    ------------   ------------

                                                    $124,395,000   $122,240,000
                                                    ============   ============


     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                              HWCC - TUNICA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                           MARCH 31,    DECEMBER 31,
                                             1996           1995
                                         -------------  -------------

Current Liabilities:
 Current maturities of long-term debt
   and capital lease obligations         $  2,111,000   $  3,096,000
 Accounts payable                           3,889,000      2,128,000
 Accrued liabilities -
  Salaries and wages                        1,233,000      1,486,000
  Interest                                  4,881,000      2,203,000
  Gaming and other taxes                      631,000        519,000
  Insurance                                   972,000      1,207,000
  Other                                     2,368,000      2,373,000
 Other current liabilities                    472,000        470,000
                                         ------------   ------------

 Total current liabilities                 16,557,000     13,482,000
                                         ------------   ------------

Long-Term Debt                             84,045,000     84,045,000
                                         ------------   ------------

Capital Lease Obligations                     731,000      1,199,000
                                         ------------   ------------

Other Noncurrent Liabilities                   53,000         88,000
                                         ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
  Common stock, $.01 par value
    per share; 100,000 shares authorized;
    1,000 shares issued and outstanding             -              -
  Additional paid-in capital               34,637,000     34,637,000
  Accumulated deficit                     (11,628,000)   (11,211,000)
                                         ------------   ------------

    Total shareholder's equity             23,009,000     23,426,000
                                         ------------   ------------

                                         $124,395,000   $122,240,000
                                         ============   ============




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                           -------------------------
                                              1996           1995
                                           -----------   -----------

Revenues:
 Casino                                    $22,718,000   $21,877,000
 Rooms                                         826,000       722,000
 Food and beverage                           2,962,000     2,543,000
 Other                                         279,000       237,000
                                           -----------   -----------

                                            26,785,000    25,379,000
 Less - promotional allowances              (2,555,000)   (1,959,000)
                                           -----------   -----------

  Net revenues                              24,230,000    23,420,000
                                           -----------   -----------

Expenses:
 Casino                                     15,663,000    12,515,000
 Rooms                                         509,000       650,000
 Food and beverage                             989,000       838,000
 Other                                         290,000       206,000
 General and administrative                  2,372,000     2,326,000
 Depreciation and amortization               2,517,000     2,459,000
                                           -----------   -----------

  Total expenses                            22,340,000    18,994,000
                                           -----------   -----------

Income from operations                       1,890,000     4,426,000
                                           -----------   -----------

Non-operating income (expenses):
 Interest income                               419,000        69,000
 Interest expense, net of capitalized
  interest of $81,000 in 1996               (2,726,000)   (2,803,000)
                                           -----------   -----------

  Total non-operating expenses, net         (2,307,000)   (2,734,000)
                                           -----------   -----------

(Loss) income before income taxes and
 extraordinary item                           (417,000)    1,692,000
Income tax benefit                                   -             -
                                           -----------   -----------

(Loss) income before extraordinary item       (417,000)    1,692,000

Extraordinary item:
 Loss on early extinguishment
  of debt                                            -       (72,000)
                                           -----------   -----------

Net (loss) income                          $  (417,000)  $ 1,620,000
                                           ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                              HWCC - TUNICA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        1996          1995
                                                     -----------   -----------

OPERATING ACTIVITIES:
 Net (loss) income                                   $  (417,000)  $ 1,620,000
 Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
   Extraordinary item                                          -        72,000
   Depreciation and amortization                       2,517,000     2,459,000
   Deferred income tax provision (benefit)               406,000      (180,000)
   Provision for doubtful accounts                       139,000        76,000
   Increase in accounts receivable                      (156,000)     (139,000)
   Increase (decrease) in accounts payable
     and accrued expenses                              4,058,000      (923,000)
   Net change in other current assets and
     liabilities                                        (521,000)       60,000
   Net change in other noncurrent assets and
     liabilities                                        (138,000)     (166,000)
                                                     -----------   -----------

     Net cash provided by operating activities         5,888,000     2,879,000
                                                     -----------   -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                 (7,354,000)     (705,000)
 Decrease in cash restricted for construction
     projects                                          4,820,000             -
                                                     -----------   -----------

   Net cash used in investing activities              (2,534,000)     (705,000)
                                                     -----------   -----------

FINANCING ACTIVITIES:
 Repayments of long-term debt                           (901,000)   (7,425,000)
 Payments on capital lease obligations                  (552,000)     (366,000)
                                                     -----------   -----------

   Net cash used in financing activities              (1,453,000)   (7,791,000)
                                                     -----------   -----------

   Net increase (decrease) in cash and cash
     equivalents                                       1,901,000    (5,617,000)
     Cash and cash equivalents at  beginning of
      period                                          11,529,000    12,660,000
                                                     -----------   -----------

     Cash and cash equivalents at end of period      $13,430,000   $ 7,043,000
                                                     ===========   ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)   ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

          HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 27 miles southwest of Memphis, Tennessee. The completed facility (the "Tunica Casino") which currently includes a casino with 54,000 square feet of gaming space, a 154-room hotel and related amenities, commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 17, 1997.

          HCT estimates that a significant amount of the Tunica Casino's revenues are derived from patrons living in the Memphis, Tennessee area, northern Mississippi and eastern Arkansas. The Tunica Casino faces intense competition from other casinos operating in northern Tunica County and management believes that competition will continue in the future.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          HCT is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCT's ultimate liability may differ from the amounts accrued.

          During the fourth quarter of 1995, HCT adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, HCT does not believe that any material impairment currently exists related to its long-lived assets.

          The financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by HCT without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCT as of March 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(2)   LONG-TERM DEBT AND PLEDGE OF ASSETS

          Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                 MARCH 31,   DECEMBER 31,
                                   1996         1995
                               -----------   ------------


Promissory notes to HCC (a)    $84,045,000    $84,045,000
Equipment loans (b)                466,000      1,367,000
                               -----------    -----------

  Total indebtedness            84,511,000     85,412,000
 Less - current maturities        (466,000)    (1,367,000)
                               -----------    -----------

  Total long-term debt         $84,045,000    $84,045,000
                               ===========    ===========

- - --------------------
(a) During October 1995, HCC loaned $54,045,000 to HCT to repay its outstanding mortgage indebtedness, together with the associated call premium and certain accrued interest thereon, and loaned an additional $30,000,000 to HCT to be used to finance construction of an approximately 350-room hotel tower and related amenities and to fund development and construction of a themed gaming area, the "Adventure Slots" attraction. Such intercompany loans were made with a portion of the note proceeds from HCC's issue of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. The unexpended portion of the construction loan is included in cash restricted for construction projects in the accompanying balance sheets at March 31, 1996 and December 31, 1995. Interest on the loans from HCC accrues at the rate of 12 3/4% per annum and is payable semiannually on April 15 and October 15 of each year commencing on April 15, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and other future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (iii) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

     The indenture to the Senior Secured Notes contains various provisions limiting the ability of HCC, HCT and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock; create liens; create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT or any future guarantor; and enter into transactions with certain affiliates.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(b) HCT financed the purchase of certain equipment from vendors through the issuance of note obligations totaling $5,169,000. One of these notes, bearing interest at the rate of 12 1/2% per annum, was repaid during the second quarter of 1995. The remaining note is payable in monthly installments, including interest at the rate of 12 3/4% per annum, and matures in June 1996.

          Scheduled payments of long-term debt as of March 31, 1996 are $466,000 in 1996 and $84,045,000 in 2003.

          Interest paid, net of amounts capitalized, amounted to $47,000 and $3,846,000, respectively, during the three month periods ended March 31, 1996 and 1995.

(3)   CAPITAL LEASES

          HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997. Assets under capital leases with an original cost of $4,959,000 and $5,013,000 are included in operating equipment in the accompanying balance sheets at March 31, 1996 and December 31, 1995, respectively. Amortization expense for the three month periods ended March 31, 1996 and 1995 was $395,000 and $396,000, respectively. Accumulated amortization at March 31, 1996 and December 31, 1995 with respect to these assets amounted to $2,552,000 and $2,174,000, respectively.

          Future minimum lease payments under capital lease obligations as of March 31, 1996 are as follows:

1996 (nine months)                    $ 1,338,000
1997                                    1,255,000
                                      -----------

Total minimum lease payments            2,593,000
Less amount representing interest        (217,000)
                                      -----------
Present value of future minimum
 lease payments                         2,376,000
Current capital lease obligation       (1,645,000)
                                      -----------

Long-term capital lease obligation    $   731,000
                                      ===========

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(4)   INCOME TAXES

          Components of HCT's benefit for income taxes for the three month periods ended March 31, 1996 and 1995 consisted of the following:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              ----------------------
                                                 1996        1995
                                              ----------  ----------

Benefit in lieu of (provision for)
 federal income taxes:
 Current                                       $ 406,000   $(180,000)
 Deferred                                       (406,000)    180,000
                                               ---------   ---------
                                               $       -   $       -
                                               =========   =========

          State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

          HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no state or federal income taxes during either of the three month periods ended March 31, 1996 and 1995.

          Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

          HCT has tax net operating loss carryforwards ("NOL's") totaling approximately $11,000,000, which do not expire until the years 2009 and 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the profitable operations of HCT in 1995, exclusive of the extraordinary loss resulting from the early extinguishment of debt, management believes that it is more likely than not that future taxable income will be sufficient to utilize at least a portion of the NOL's and deferred tax assets. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $1,037,000 at both March 31, 1996 and December 31, 1995. The ultimate recognition of this amount of deferred tax assets is dependent on HCT's ability to generate approximately $3 million of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


            The components of the deferred tax asset are as follows:

                                             MARCH 31,    DECEMBER 31,
                                                1996          1995
                                            ------------  -------------
      Deferred tax assets:
         Net operating loss carryforwards    $ 4,290,000    $ 3,884,000
         Allowance for doubtful accounts         151,000        106,000
         Other liabilities and accruals          584,000        758,000
                                             -----------    -----------

          Total deferred tax assets            5,025,000      4,748,000

      Deferred tax liabilities:
          Depreciation and amortization         (842,000)      (711,000)
                                             -----------    -----------

        Net deferred tax asset                 4,183,000      4,037,000
        Valuation allowance                   (3,146,000)    (3,000,000)
                                             -----------    -----------

                                             $ 1,037,000    $ 1,037,000
                                             ===========    ===========

          Receivables and payables in connection with HCT's federal income taxes are included in the accompanying financial statements as follows:

                                                MARCH 31,  DECEMBER 31,
                                                  1996         1995
                                                ---------  ------------
        Deferred income taxes                   $962,000      $993,000
        Other noncurrent assets                   75,000        44,000

(5)   TRANSACTIONS WITH RELATED PARTIES

          Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000, respectively, for each of the three month periods ended March 31, 1996 and 1995.

          HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994. The agreement has a term of three years and provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


fee of $30,000 a month. HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $121,000 and $149,000, respectively, for the three month periods ended March 31, 1996 and 1995.

         Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performs certain administrative and marketing services on behalf of HCT. During the three month periods ended March 31, 1996 and 1995, fees charged to HCT by GBHC totaled $193,000 and $158,000, respectively.

         During the first quarter of 1995, HCT purchased certain memorabilia items as well as property and equipment from another HCC subsidiary at an aggregate cost of $171,000. The acquisition cost represents the affiliate's basis in such items. The assets acquired are included in property and equipment ($23,000) and other assets ($148,000) in the accompanying balance sheets as of March 31,1996 and December 31, 1995.

         HCT is charged for certain legal, accounting, and other expenses incurred by PHC and HCC that relate to HCT's business. For the three month periods ended March 31, 1996 and 1995, such charges amounted to $122,000 and $52,000, respectively.

(6)   COMMITMENTS AND CONTINGENCIES

         HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT prepaid the first year fixed rental payments; such amount, together with all rental payments made during the construction period, were taken as a credit against rent payments as they became due during the first year of operations. For the three month periods ended March 31, 1996 and 1995, HCT expensed $903,000 and $889,000, respectively, in connection with the ground lease.

         HCT is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCT.

(7)   LAND RIGHTS

          Land rights are being amortized on a straight-line basis over a 25-year period representing the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 6); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 25-year useful life of the facility. Accumulated amortization of

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


such land rights amounted to $567,000 and $483,000, respectively, at March 31, 1996 and December 31, 1995.

(8)   RECLASSIFICATIONS

         Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 financial statement presentation.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


          Because HCC and the HCC subsidiaries that own and operate the Aurora Casino and the Tunica Casino are not obligated for PHC's indebtedness and because PHC and its subsidiaries are restricted in their ability to pay or advance funds to HCC and its subsidiaries, management's discussion and analysis of HCC's financial condition and results of operations is divided into separate analyses of: (i) HCC, including all of its subsidiaries other than PHC and its subsidiaries (the "HCC Group") and (ii) PHC and its subsidiaries which includes the Sands (the "PHC Group").

RESULTS OF OPERATIONS

HCC GROUP
- - ---------
          Selected financial information of the HCC Group is presented below:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                           --------------------------
                                               1996          1995
                                           ------------  ------------

Casino revenues                            $64,885,000   $55,697,000
Other departmental revenues                  8,545,000     6,928,000
Less - promotional allowances               (5,383,000)   (3,992,000)
                                           -----------   -----------

     Net revenues                           68,047,000    58,633,000
                                           -----------   -----------

Casino expenses                             39,809,000    31,436,000
Other departmental expenses                  3,442,000     3,354,000
General and administrative expenses         11,345,000     9,768,000
Depreciation and amortization                5,349,000     4,545,000
Development expenses                           197,000     1,553,000
                                           -----------   -----------

     Total expenses                         60,142,000    50,656,000
                                           -----------   -----------

     Income from operations                $ 7,905,000   $ 7,977,000
                                           ===========   ===========

          Net revenues of the HCC Group for the three month period ended March 31, 1996 were $68 million, an increase of $9.4 million (16.1%) from the $58.6 million during the same period of 1995. The increase included increases in net revenues at the Aurora Casino and Tunica Casino of $8.6 million and $810,000, respectively, during the first quarter of 1996 compared to the same period of 1995. As explained below, the 1995 expansion of one of the Aurora Casino's two riverboats contributed significantly to the 1996 first quarter increase in revenues.

          Operating expenses increased by $9.5 million to $60.1 million during the three month period ended March 31, 1996 from $50.7 million during the same period of 1995 offsetting the increase in net revenues. Consequently, overall income from operations for the HCC Group was slightly lower (.9%) during the first quarter of 1996 compared to same period of 1995. As a result of the aforementioned expansion, income from

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


operations after management fees at the Aurora Casino improved by $2.2 million during the three month period ended March 31, 1996 compared with 1995; income from operations after consulting fees at the Tunica Casino declined by $2.5 million to $1.9 million as a result of increased competition in its market.

AURORA CASINO

          GENERAL

          Income from operations at the Aurora Casino, adjusted to exclude management fees payable to a subsidiary of PHC, amounted to $11.4 million for the three month period ended March 31, 1996 compared to $8.9 million during the 1995 period. During the second quarter of 1995, the expansion of one of the Aurora Casino's two existing riverboats was completed, increasing gaming space by approximately 10,000 square feet and slot machine capacity by 34%.

          GAMING OPERATIONS

          The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three month periods ended March 31, 1996 and 1995.

                                                        THREE MONTHS ENDED
                                                            MARCH  31,
                                                   ----------------------------
                                                       1996           1995
                                                   -------------  -------------
REVENUES:
   Table games                                     $ 14,253,000   $ 14,859,000
   Slot machines                                     27,914,000     18,961,000
                                                   ------------   ------------

            Total                                  $ 42,167,000   $ 33,820,000
                                                   ============   ============

TABLE GAMES:
   Gross wagering (drop) (1)                       $ 83,682,000   $ 76,122,000
   Hold percentages (2):
            HCA                                            17.0%          19.5%
            Other Chicago-area (3)                         20.4%          19.7%

SLOT MACHINES:
   Gross wagering (handle) (1)                     $505,174,000   $298,463,000
   Hold percentages (2):
            HCA                                             5.5%           6.4%
            Other Chicago-area (3)                          5.7%           6.0%

___________________

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


(3) Comprised of Empress and DPD/Harrah's Casinos located in Joliet, Illinois and Grand Victoria's Casino located in Elgin, Illinois. Percentages have been calculated based on information published by the Illinois Gaming Board.

          Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $214.3 million (57.2%) during the three month period ended March 31, 1996 compared to the 1995 period. The overall increase in casino wagering reflects the expanded gaming space, as well as the continuing refinement of the Aurora Casino's marketing strategy, including the growth of its database of Chicago area patrons and the growth in membership of its patron recognition casino players' card program which identifies higher value patrons.

          The Aurora Casino's increases in table drop and slot machine handle of 9.9% and 69.3%, respectively, during the three month period ended March 31, 1996 over the same period in 1995 compare favorably with the increases in table drop and slot machine handle for other Chicago-area riverboat operators of 3.1% and 26.6%, respectively. The resulting increase in market share reflects the success of the Aurora Casino's aforementioned expansion project in generating additional casino wagering.

          REVENUES

          Overall, casino revenues increased $8.3 million (24.7%) during the three month period ended March 31, 1996 compared to the same period of 1995. Table games revenue decreased $606,000 (4.1%) during the first quarter of 1996 compared to the same period of 1995 as the 9.9% increase in drop was more than offset by the decrease in the table game hold percentage to 17% in 1996 from 19.5% in 1995. The 69.3% increase in slot machine handle during the first quarter of 1996 was partially offset by a decline in the slot hold percentage, resulting in a first quarter 1996 slot machine revenue increase of $9 million (47.2%) compared to the first quarter of 1995.

          Food and beverage revenues at the Aurora Casino increased by $961,000 (40.9%) during the three month period ended March 31, 1996 compared to the same period of 1995 due to increases in patron volume at the Epic Buffet and other food outlets as the result of increased promotional activity.

          Other revenues increased by $91,000 (9.4%) during the three month period ended March 31, 1996 compared to the same period of 1995 primarily as the result of an increase in valet revenue as the result of increased promotional activity.

          Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 64.6% and 61.2%, respectively, during the three month periods ended March 31, 1996 and 1995. The increase from the prior year reflects the increase in promotional activity as described above.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


          DEPARTMENTAL EXPENSES

          Casino expenses increased by $5.1 million (27.1%) during the three month period ended March 31, 1996 over the same period of 1995. Such increase reflects an increase of similar magnitude in casino revenues together with increased promotional activities and higher tax rates.

          Food and beverage expenses did not change significantly during the three month period ended March 31, 1996 compared to the same period of 1995. Other expenses increased $24,000 (9.1%) during the first quarter of 1996 compared to 1995 primarily due to increased entertainment expenses related to star shows. Food and beverage and other services to casino patrons are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

TUNICA CASINO

          GENERAL

          Income from operations at the Tunica Casino, adjusted to exclude consulting fees payable to a subsidiary of PHC, amounted to $2.2 million for the three month period ended March 31 1996 compared to $4.7 million during the same period of 1995. The decrease results primarily from increased competition in the Tunica market characterized by increased marketing and promotional activities.

          GAMING OPERATIONS

          The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three month periods ended March 31, 1996 and 1995. Published local and state-wide industry information is limited in both detail and availability; accordingly, comparable data for other casino operators is unavailable.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                ---------------------------
                                                    1996           1995
                                                ------------   ------------
CASINO REVENUES:
           Table games                          $  4,519,000   $  5,315,000
           Slot machines                          17,934,000     16,207,000
           Poker revenues                            265,000        355,000
                                                ------------   ------------

                    Total                       $ 22,718,000   $ 21,877,000
                                                ============   ============

TABLE GAMES:
           Gross wagering (drop) (1)            $ 21,487,000   $ 22,080,000
           Hold percentage (2)                          21.0%          24.1%

SLOT MACHINES:
           Gross wagering (handle) (1)          $336,478,000   $317,371,000
           Hold percentage (2)                           5.3%           5.1%


                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


- - -------------------
(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

          Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $18.5 million (5.5%) during the three month period ended March 31, 1996 compared to the 1995 period. Slot machine handle increased by $19.1 million (6%) despite an 8.2% decrease in the average number of slot machines during the first quarter of 1996 compared to the same period in 1995. However, table drop showed a slight decrease of $593,000 (2.7%) in 1996 compared to the 1995 period.

          During the first quarter of 1996, the Tunica Casino opened its new "Adventure Slots" attraction, a highly themed area of the casino floor which features interactive memorabilia displays and entertainment. Although a significant portion of the casino's slot machine capacity was removed from the casino floor during the first six weeks of 1996 for construction of this new attraction, increased patron volume subsequent to its mid-February opening resulted in an overall increase in slot machine handle of 6% for the first quarter of 1996 compared to the same period of 1995.

          REVENUES

          Casino revenues increased $841,000 (3.8%) during the three month period ended March 31, 1996 compared to the same period of 1995. Table game revenues suffered from a decrease in the hold percentage to 21% during the first quarter of 1996 compared to 24.1% during the same period of 1995. Slot machine revenue growth reflects the significant increase in slot machine gross wagering as discussed above, together with a slight increase in the slot machine hold percentage to 5.3% during the first quarter of 1996 compared to 5.1% during the same period of 1995.

          Rooms revenues increased $104,000 (14.4%) during the three month period ended March 31, 1996 compared to the same period of 1995. Occupancy rates increased from an average of approximately 91% in the first quarter of 1995 to approximately 98% in the first quarter of 1996. Food and beverage revenues increased $419,000 (16.5%) during the first quarter of 1996 compared to the first quarter of 1995 due to increased promotional activity related to the opening of the "Adventure Slots" attraction. Other revenues increased $42,000 (17.7%) during the first quarter of 1996 compared to 1995 due to improved sales volume in the retail outlets.

          Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues, increased to 62.8% during the first quarter of 1996 compared to 55.9% during the first quarter of 1995. This change is primarily a result of the increased use of complimentaries and other promotional activities with respect to the opening of the "Adventure Slots" attraction.

          DEPARTMENTAL EXPENSES

          Casino expenses increased $3.1 million (25.2%) during the three month period ended March 31, 1996 compared to the same period of 1995. Marketing and promotional activities increased in connection with the opening of the "Adventure Slots" attraction, resulting in increased allocation of rooms and food and beverage expenses to the casino department.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


          Rooms expense decreased $141,000 (21.7%) during the three month period ended March 31, 1996 compared to the same period of 1995 due to increased promotional activity as discussed above, combined with a reduction of cleaning supplies expense.

          Food and beverage expense increased $151,000 (18%) during the three month period ended March 31, 1996 compared to the same period of 1995 primarily due to increased patron volume associated with the opening of the "Adventure Slots" attraction. Such increases were partially offset by increased promotional activity, the costs of which were allocated to the casino department. Other expenses increased $84,000 (40.8%) during the three month period ended March 31, 1996 compared to the same period of 1995 due to increased costs associated with theater entertainment. Rooms, food and beverage and other departmental expenses are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

PHC GROUP
- - ---------

          GENERAL

          The PHC Group's primary sources of revenues are the operations of the Sands and management and consulting fees earned from the Aurora Casino and the Tunica Casino. Results of operations for the Aurora Casino, on which such management fees are based, were discussed above as part of the HCC Group. Since January 1994, the PHC Group has earned a fixed consulting fee from the Tunica Casino of $100,000 per month. The PHC Group has reduced its losses from noncasino hotels during recent years through the sale of certain owned properties and the termination of management contracts on certain managed properties.

          The PHC Group's net revenues decreased to $68.4 million during the first quarter of 1996 from $73.2 million for the first quarter of 1995 resulting in a loss from operations of $1.5 million in 1996 compared to income from operations of $6 million during 1995. This decline in operating results is attributable to decreases experienced at the Sands as discussed below.

          The Sands sustained a loss from operations of $5.1 million for the three month period ended March 31, 1996 compared to income from operations of $2.5 million for the same period of 1995. Operating results were adversely affected by record winter snowstorms in January, two additional weekend snowstorms in February and the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share. These factors, together with declines in both the table games and slot hold percentages, combined to produce a 7.6% decline in net revenues (from $67.8 million in 1995 to $62.7 million in 1996). In addition, marketing and advertising costs increased by $2.7 million (16.8%) during the first quarter of 1996 compared to the same period of 1995 in response to competitive pressures.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


          GAMING OPERATIONS

          The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                ---------------------------------
                                    1996                  1995
                                ------------         ------------
                                (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                        $ 20,175             $ 22,961
 Slot machines                        36,441               39,737
 Other (1)                               989                1,178
                                    --------             --------

  Total                             $ 57,605             $ 63,876
                                    ========             ========

TABLE GAMES:
 Gross Wagering (Drop) (2)          $134,388             $142,588
                                    ========             ========

 Hold Percentages: (3)
  Sands                                 15.0%                16.1%
  Atlantic City Casino
   Gaming Industry                      16.5%                15.9%

SLOT MACHINES:
 Gross Wagering (Handle) (2)        $439,380             $469,817
                                    ========             ========

 Hold Percentage:(3)
  Sands (4)                              8.3%                 8.5%

___________________

(1) Consists of revenues from poker ($651,000 and $841,000, respectively, for the three month periods ended March 31, 1996 and 1995) and simulcast horse racing wagering ($338,000 and $337,000, respectively, for the three month periods ended March 31, 1996 and 1995).

(2) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (collectively, the "drop") and coins wagered in slot machines ("handle").

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available.

          Table games drop at the Sands declined $8.2 million (5.8%) during the three month period ended March 31, 1996 compared with the same period of 1995. The Sands' decrease compares with an increase of 3.6% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop)

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


decreased to 8.2% during the three month period ended March 31, 1996 from 9% during the same period of 1995. The Sands' table game drop decrease is largely attributable to an increase in competitive pressures in the rated table market segment, of which a significant portion is in the "high end" and mid-market segments.

          Slot machine handle decreased $30.4 million (6.5%) during the three month period ended March 31, 1996 compared with the same period of 1995. The Sands' decrease in slot machine handle compares with a 7.5% increase in handle for all other Atlantic City casinos. The decrease experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and aggressive marketing campaigns at other properties as discussed above with respect to table games, particularly in the "high-end" slot segment. The Sands' average number of slot machines increased 1.2% during the first quarter of 1996 compared to an increase of 7.4% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during the first quarter of 1996, which resulted in an overall increase of approximately 33,000 square feet of casino space in Atlantic City compared to the 1995 first quarter.

          The Sands' decrease in table games drop and slot machine handle also reflects, in part, a return to pre-expansion market shares. The Sands increased the size of its casino in 1994 and posted higher than industry increases in casino wagering during the last half of 1994 and early 1995. During the first quarter of 1995, for example, the Sands' increases in table games drop and slot machine handle over the same period of 1994 were 16.8% and 33.5%, respectively, compared with increases of 5.1% and 25%, respectively, for all other Atlantic City casinos. The Sands' table game market share increased to 9% in the first quarter of 1995 from 8.1% in the first quarter of 1994. As other casinos complete new expansions, the Sands' previous market share gains are being offset.

          REVENUES

          Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.3 million (9.8%) for the three month period ended March 31, 1996 compared with the same period of 1995. Casino revenues were negatively impacted by the loss of market share as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 period compared to the 1995 period.

          Rooms revenue did not change significantly during the three month period ended March 31, 1996 compared with 1995. Food and beverage revenues increased $1.1 million (13.8%) for the three month period ended March 31, 1996 compared with the prior year period primarily as a result of the opening of the Epic Buffet at the Sands during the third quarter of 1995. Other revenues increased $1.2 million (29.5%) during the three month period ended March 31, 1996 compared to the 1995 period as a result of an increase in theater entertainment revenue at the Sands and increased management fees earned from Hollywood Casino - Aurora, Inc., an HCC subsidiary managed by PHC.

          Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 58.3% during the three month period ended March 31, 1996 from 60.8% during the first quarter of 1995. Such decrease is primarily attributable to an increase in other types of marketing programs not associated with promotional allowances being used in lieu of complimentaries.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



          DEPARTMENTAL EXPENSES

          Casino expenses at the Sands increased $3.4 million (6.8%) during the three month period ended March 31, 1996 compared with 1995. This increase is primarily due to increased costs with respect to marketing activities, which resulted in higher allocations of rooms, food and beverage and other expenses to casino expense.

          Rooms expense decreased $128,000 (11.8%) during the first quarter of 1996 as compared to the first quarter of 1995 primarily due to increased allocation of rooms expense to casino expense at the Sands as a result of an increase in casino marketing activities relating to rooms. Food and beverage expense increased by $291,000 (11.2%) during the three month period ended March 31, 1996 compared to the same period in 1995. Increased costs at the Sands associated with the Epic Buffet were partially offset by increases in the casino's food and beverage marketing programs, the costs of which are allocated to the casino department. Other expenses decreased $51,000 (4.2%) during the three month period ended March 31, 1996 compared with 1995 as increases in costs related to theater entertainment at the Sands were offset by increased allocations to the casino department.

OTHER CONSOLIDATED ITEMS
- - ------------------------

          The operating expenses of HCC, exclusive of the Aurora Casino, the Tunica Casino and the Sands, consist primarily of general and administrative expenses and expenses incurred in connection with the pursuit of additional gaming venues.

          DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased $914,000 (9.4%) during the three month period ended March 31, 1996 compared to the 1995 period primarily due to the expansion of the riverboat at the Aurora Casino during the second quarter of 1995.

          DEVELOPMENT EXPENSES

          Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by $1 million (84%) during the three month period ended March 31, 1996 compared to 1995 primarily as a result of an overall decrease in suitable venues and projects.

          INTEREST

          Interest income increased $203,000 (24.9%) for the three month period ended March 31, 1996 compared with the same period of 1995. The increase results from interest earned on cash restricted for construction projects during the first quarter of 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


          Interest expense increased $1.3 million (9.8%) during the three month period ended March 31, 1996 compared to the prior year period. Substantially all of the interest expense increase was experienced by the HCC Group and is attributable to interest incurred on $210 million of Senior Secured Notes issued during October 1995, partially offset by the elimination of interest from the retirement of previously outstanding debt.

          INCOME TAX BENEFIT (PROVISION)

          HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $79 million, which do not begin to expire until 1998 and of which approximately $62 million do not begin to expire until the year 2003. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $4 million, many of which expire by the year 2002.

          Based on the operating results of the Aurora Casino and the Tunica Casino since commencement of their operations, management believes that it is more likely than not that future consolidated taxable income will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheets reflect the recording of a net deferred tax asset of $8.1 million as of March 31, 1996 and December 31, 1995. Subject to a "change of control" as discussed below not occurring, the ultimate recognition of this amount of deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $23 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

          NET OPERATING LOSS CARRYFORWARDS

          Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, or purchases of shares of publicly-held common stock of PHC by a five percent stockholder, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect HCC's future utilization of its loss carryforwards.

          INFLATION

          Management believes that in the near term, modest inflation, together with increased competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

          SEASONALITY

          Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of HCC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser degree than the Sands, and management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. In addition, the operations of the Aurora

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Casino, the Tunica Casino, and the Sands may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect HCC's casino revenues and overall profitability.

LIQUIDITY AND CAPITAL RESOURCES

          Since their openings on June 17, 1993 and August 8, 1994, respectively, the Aurora Casino and the Tunica Casino have become the principal sources of liquidity and capital resources for HCC. Prior to the commencement of operations of the Aurora facility, HCC's principal business activities were limited to its approximate 80% ownership of PHC. PHC's principal sources of liquidity and capital resources for the last several years have been cash flow from the Sands, proceeds from debt financings and proceeds from asset sales.

HCC GROUP
- - ---------

          OPERATING ACTIVITIES

          The operations of the Aurora Casino continue to be the HCC Group's primary source of liquidity and capital resources, having contributed approximately $12.1 million of cash flow from operations during the three month period ended March 31, 1996 after deducting the payment of $3.1 million of management fees to the PHC Group. The Tunica Casino provided $5.9 million of cash from operations during the three month period ended March 31, 1996 after deducting the payment of $300,000 of consulting fees to the PHC Group. The HCC Group's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by the HCC Group consisted primarily of corporate overhead costs.

          During the three month period ended March 31, 1996, cash flow from operations, together with existing cash, were used by the HCC Group to fund capital expenditures of approximately $8.1 million, to repay third party indebtedness of approximately $1.6 million and to make payments under capital lease obligations of $744,000.

          The HCC Group files its federal income tax return on a consolidated basis with the PHC Group. On such a consolidated basis, HCC and PHC have tax net operating loss carryforwards totaling approximately $79 million and tax credits available totaling approximately $4 million. Due to the availability of such net operating loss and tax credit carryforwards, management presently does not anticipate HCC and its subsidiaries being required to make significant tax payments in the near future. As noted below, the HCC Group has assigned intercompany obligations to the PHC Group in consideration for net operating losses of the PHC Group utilized by the HCC Group.

          FINANCING ACTIVITIES

          During October 1995, the HCC Group completed the refinancing of certain outstanding indebtedness through a public offering of $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to fund development and construction of the "Adventure Slots" attraction, and are being used to finance construction of an approximately 350-room hotel tower and related amenities

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


at the Tunica Casino, to fund HCA's required contribution of $4 million for construction of a new 500-space parking garage, and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996.
The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. Neither HCA nor PHC and its subsidiaries are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

          The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC will be required to make an offer to purchase not more than $2.5 million in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered.

          The indenture to the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock; create liens; create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT or any future guarantor; and enter into transactions with certain affiliates.

          During 1995, HCA obtained a $5 million unsecured bank promissory note with respect to its riverboat expansion project. Principal payments are based on a 30-month amortization with the final payment due in February 1998.

          In connection with a recapitalization of the PHC Group discussed below, HCC exchanged $38.8 million principal amount of 15 1/2% notes issued by a PHC subsidiary for $40.5 million discounted principal amount of new deferred interest notes issued by another subsidiary of PHC. As a result, HCC's cash interest income generated by its investment activities has been substantially reduced. The PHC Group repaid $5.5 million of such indebtedness during 1995. Also in connection with the PHC Group recapitalization, HCC loaned $15 million on a junior subordinated basis to the PHC Group at 14 5/8% interest (the "Junior Subordinated Notes"); payment of principle and interest on this loan is subject to certain members of the PHC Group meeting certain financial coverage and other payment restriction tests. During 1994, HCC assigned $6.3 million principal amount of the Junior Subordinated Notes to the PHC Group in consideration for tax net operating losses of the PHC Group utilized by the HCC Group. Because the financial coverage tests were not met, interest was not paid on the February 17, 1996 interest payment date.

          As of March 31, 1996, the HCC Group's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1996 are approximately $4.9 million and $2.4 million, respectively.

          CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

          Capital expenditures at the Aurora Casino for the first quarter of 1996 were approximately $700,000 and management anticipates spending $4.8 million during the remainder of 1996; major projects include

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


construction of a pedestrian bridge to improve access from the existing parking garage to the Pavilion, the completion of an additional dining outlet in the Pavilion and other departmental expenditures.

          HCA has agreed with the City of Aurora and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") to the joint construction by HCA and ACCA of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage will provide additional parking for patrons of the Aurora Casino and will contain approximately 1,500 square feet of retail space. HCA and ACCA will also renovate ACCA's existing North Island Center banquet and meeting facilities, including its food service facilities. Construction commenced in September 1995 and the project is scheduled to be completed by July 1996. Total costs of the project are budgeted at approximately $14.5 million. ACCA financed a portion of the construction costs through an $11.5 million, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10.5 million. HCA has committed to fund all remaining construction costs and has agreed to escrow $400,000 per month, beginning in September 1995, towards satisfaction of its obligations under the agreement. HCA has additionally agreed to make payments to ACCA construction equal to the financing costs relating to the ACCA industrial revenue bond issue that will be due in July 1996. When complete, the project will be owned by ACCA and operated by HCA pursuant to a 30-year lease with ACCA. HCA will have the right to extend the lease for up to 20 additional years.

          HCA has committed to the City that it will provide a minimum of $2 million in connection with HCA's construction of certain portions of the Aurora riverwalk and other related improvements and amenities. As of March 31, 1996, HCA has spent approximately $1.5 million toward such improvements. The remaining improvements are to be completed within eight months of completion of the parking facility described in the previous paragraph.

          Capital expenditures at the Tunica Casino for the first quarter of 1996 amounted to $7.4 million. Of the first quarter expenditures, $5.5 million was spent on the partial construction of an adjacent eight-story, approximately 350-room hotel tower, including additional banquet space, an enclosed pool/atrium and a showroom and $1.6 million was spent on the construction of the "Adventure Slots" attraction. Planned expenditures for the Tunica facility's ongoing capital improvement program for the remainder of 1996 are approximately $6.8 million and include new signage for the casino entrance, the addition of a golf course in conjunction with two other casino operators, the expansion of certain food and beverage outlets, and the renovation of certain slot machine areas. Management also anticipates spending an additional $24 million toward completion of the aforementioned hotel tower during the second and third quarters of 1996.

          During November 1995, HCC used a portion of the proceeds from the HCC Refinancing to loan $10 million to an unaffiliated gaming company in the form of two $5 million notes (Series A and Series B). The loans earn interest at the rate of prime plus one percent per annum and are payable in quarterly installments of principal and interest commencing in November 1997 with the final payment due in August 2000. All principal payments received are to be applied first to the Series A note. In connection with the loans, HCC received warrants to acquire up to a 10% equity interest in the gaming company at any time between November 15, 1998 and November 15, 2000 at an exercise price of $500,000 per 1/2% interest. Under the terms of the loan agreement, the gaming company may require HCC to exercise warrants to acquire a 5% equity interest on November 15, 1998 at a cost not to exceed $5 million, payable through the reduction of the outstanding principal balance and, to the extent applicable, the forgiveness of accrued interest on the Series B note.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


          HCC has committed to provide funding for a proposed tender offer and "cash out" merger announced by PHC in March 1996. See "The PHC Group--Financing Activities" below.

          HCC is pursuing several potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with private, public or bank financing, which might include non-recourse project financing.

          SUMMARY

          Management anticipates that the HCC Group's funding requirements for the next twelve months will be satisfied by existing cash and cash generated by the Aurora and Tunica Casinos.

THE PHC GROUP
- - -------------

          OPERATING ACTIVITIES

          During the first quarter of 1996, the PHC Group's net cash used in operating activities (after net interest expense and income taxes) amounted to $4 million. The PHC Group receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the first quarter of 1996 amounted to $3.1 million. During 1994, the PHC Group entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

          The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees have been sufficient to meet its debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. Historically, the Sands has also used short-term borrowings to fund seasonal cash needs and has used long-term borrowings for certain capital projects.

          The PHC Group utilized existing cash together with borrowings on the short-term credit facility during the three month period ended March 31, 1996 to meet its operating needs, to fund capital additions ($2 million) and to make obligatory investments at the Sands ($762,000).

          In prior years, PHC's hotel operations required substantial infusions of operating funds; however, the disposition of all but three of its hotel properties has greatly reduced the cash required to fund hotel operations. In connection with a certain hotel property which PHC operates pursuant to an operating agreement with an affiliate, PHC is obligated to make minimum rental payments equal to the principal and interest payments on the underlying indebtedness attributable to the property.

          Effective December 31, 1994, HCC began compensating the PHC Group for the use of PHC's available tax net operating loss carryforwards. For the year ended December 31, 1994, such payment was effected through the assignment to PHC of $6.3 million principal amount of the 14 5/8% junior subordinated notes

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


issued by HCC to a subsidiary of PHC together with $1.9 million of accrued interest thereon. No such compensation was required during either 1995 or the first quarter of 1996 as a result of losses sustained by HCC in 1995 with respect to the refinancing of its outstanding indebtedness.

          FINANCING ACTIVITIES

          During February 1994, the PHC Group completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of the other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During the first quarter of 1996, the PHC Group repaid long-term indebtedness of $136,000. Scheduled maturities of long-term debt during the remainder of 1996 are $416,000.

          GBHC is presently renegotiating a $5 million bank line of credit which expired on April 30, 1996. As of March 31, 1996, $2 million was outstanding under the line of credit.

          On March 29, 1996, HCC and PHC announced a proposal which provides for PHC to make a cash tender offer for the approximately one million outstanding shares of PHC common stock not already owned by HCC and for a "cash out" merger with respect to any PHC shares outstanding after completion of the cash tender offer. Funding for the proposed transactions will be provided by HCC. An offering and merger price of $3.25 per share has been proposed, subject to receipt by HCC of a fairness opinion from an independent financial advisor. The Board of Directors of PHC has appointed a Special Committee consisting of its independent directors to evaluate the HCC proposal. The Special Committee and its advisors are currently evaluating HCC's proposal.

          CAPITAL EXPENDITURES AND OTHER INVESTMENTS

          Property and equipment additions during the first quarter of 1996 totaled $2 million, of which capital expenditures at the Sands amounted to approximately $1.1 million. Additional capital expenditures by the PHC Group during the first quarter of 1996 included approximately $885,000 of property improvements at a non-casino hotel property it operates under an agreement with Metroplex Hotel Limited (see Note 5 of Notes to Consolidated Financial Statements). Management anticipates capital expenditures during the remainder of 1996 will be approximately $5 million at the Sands. Projects currently planned during the remainder of 1996 include substantial upgrades and improvements to all rooms at the Sands, including its higher-end suite product and the purchase of additional gaming equipment. Anticipated capital expenditures under the operating agreement with Metroplex Hotel Limited during the remainder of 1996 are estimated to be $800,000.

          The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first quarter of 1996 totaled $762,000 and are anticipated to be approximately $2.6 million during the remainder of 1996.

          PHC has also agreed to contribute up to $3.9 million, approximately $2.5 million of which has been paid as of March 31, 1996, as an additional investment in an unconsolidated hotel partnership to refurbish the hotel

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


facility in Orlando, Florida. No such payments were required during the three month period ended March 31, 1996; anticipated contributions during the remainder of 1996 toward such commitment are approximately $1.2 million. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million have been made to date.

          SUMMARY

          Management anticipates that the PHC Group's funding requirements for the next twelve months will be satisfied by (i) existing cash, (ii) cash generated by the Sands' operations, (iii) management fees from the Aurora Casino, (iv) consulting fees from the Tunica Casino and (v) management fees from remaining hotel operations.

PART II:  OTHER INFORMATION
- - ---------------------------

          The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1996. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1995 with the Securities and Exchange Commission on March 29, 1996.


SIGNATURES
- - ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO CORPORATION


Date:  May 13, 1996          By: /s/       John C. Hull
       --------------           ----------------------------------
                                           John C. Hull
                                     Corporate Controller and
                                   Principal Accounting Officer



                                 HWCC - TUNICA, INC.


Date:  May 13, 1996          By: /s/       John C. Hull
       --------------           ----------------------------------
                                           John C. Hull
                                    Principal Accounting Officer