Form 10-Q
period 1996-06-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1996-08-13
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1996
                               -------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number       33-48887
                       --------------------

                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
- --------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

                DELAWARE                                       75-2352412
                 TEXAS                                         75-2513808
- -------------------------------------------            -------------------------
     (States or other jurisdictions of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.'s)

     TWO GALLERIA TOWER, SUITE 2200
         13455 NOEL ROAD, LB 48
             DALLAS, TEXAS                                       75240
- -------------------------------------------            -------------------------
 (Address of principal executive offices)                     (Zip Code)

(Registrants' telephone number, including area code)        (214) 392-7777
                                                       -------------------------

                               (NOT APPLICABLE)
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.        YES   X     NO
                                                             -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
        Registrant                            Class             August 12, 1996
- -----------------------------  ------------------------------  -----------------
 HOLLYWOOD CASINO CORPORATION  COMMON STOCK, $.0001 PAR VALUE  24,719,968 SHARES
      HWCC-TUNICA, INC.          COMMON STOCK, $.01 PAR VALUE     1,000 SHARES

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
- ------------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------

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

          HCC owns all of the outstanding common stock of both Hollywood Casino
- - Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized by the Pratt Family during 1990 for the purpose of developing and owning the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. HCC also owns approximately 80% of the common stock of Pratt Hotel Corporation ("PHC"), a Delaware corporation, whose principal assets are the Sands and management and consulting agreements on the Aurora Casino and the Tunica Casino, respectively. The remaining PHC common stock is listed and traded on the American Stock Exchange under the symbol PHC. The Sands is not affiliated with the Sands Hotel and Casino in Las Vegas, Nevada.

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

          The consolidated financial statements and the financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and the financial position of HCA and HCT as of June 30, 1996, the results of their operations for the three and six month periods ended June 30, 1996 and 1995 and their cash flows for the six month periods ended June 30, 1996 and 1995.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1995 Annual Report on Form 10-K.

          A significant portion of HCC's assets relate to the Sands and the Aurora Casino. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser extent than the Sands, and management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. Consequently, the results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                  JUNE 30,      DECEMBER 31,
                                                    1996            1995
                                               --------------  --------------
Current Assets:
 Cash and cash equivalents                     $  50,643,000   $  56,538,000
 Accounts receivable, net of allowances of
  $17,339,000 and $17,675,000, respectively       14,173,000      16,410,000
 Inventories                                       5,340,000       5,815,000
 Notes receivable                                  9,168,000               -
 Prepaid expenses                                  4,036,000       3,340,000
 Deferred income taxes                            10,149,000      10,585,000
 Refundable deposits and other
  current assets                                   2,253,000       1,307,000
                                               -------------   -------------

  Total current assets                            95,762,000      93,995,000
                                               -------------   -------------

Property and Equipment:
 Land                                             61,578,000      61,643,000
 Buildings and improvements                      256,081,000     255,646,000
 Riverboats and barges                            39,494,000      39,491,000
 Operating equipment                             151,752,000     149,019,000
 Construction in progress                         33,754,000       7,432,000
                                               -------------   -------------

                                                 542,659,000     513,231,000
 Less - accumulated depreciation
  and amortization                              (197,504,000)   (179,073,000)
                                               -------------   -------------

  Net property and equipment                     345,155,000     334,158,000
                                               -------------   -------------

Cash Restricted for Construction Projects         16,622,000      29,874,000
                                               -------------   -------------

Other Assets:
 Obligatory investments                            5,565,000       5,521,000
 Deferred financing costs                         15,199,000      16,136,000
 Notes receivable                                 10,000,000      19,222,000
 Land rights                                       7,793,000       7,962,000
 Other assets                                      9,309,000       7,762,000
                                               -------------   -------------

  Total other assets                              47,866,000      56,603,000
                                               -------------   -------------

                                               $ 505,405,000   $ 514,630,000
                                               =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                     JUNE 30,      DECEMBER 31,
                                                       1996            1995
                                                  --------------  --------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                   $   7,798,000   $   9,325,000
 Short-term credit facilities                         2,000,000               -
 Accounts payable                                    20,337,000      14,027,000
 Accrued liabilities -
  Salaries and wages                                  7,739,000       8,278,000
  Interest                                           15,918,000      16,964,000
  Insurance                                           4,946,000       4,319,000
  Other                                              17,547,000      14,763,000
 Other current liabilities                            4,320,000       4,844,000
                                                  -------------   -------------

  Total current liabilities                          80,605,000      72,520,000
                                                  -------------   -------------

Long-Term Debt                                      475,364,000     476,829,000
                                                  -------------   -------------

Capital Lease Obligations                             9,714,000      10,693,000
                                                  -------------   -------------

Other Noncurrent Liabilities                         11,865,000      11,821,000
                                                  -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common Stock:
  Class A common stock, $.0001 par value
   per share; 50,000,000 shares authorized;
   24,720,000 shares issued and outstanding               2,000           2,000
  Class B, non-voting, $.01 par value per share;
   10,000,000 shares authorized; no shares issued            -               -
 Additional paid-in capital                          77,936,000      77,936,000
 Accumulated deficit                               (150,081,000)   (135,171,000)
                                                  -------------   -------------

  Total shareholders' deficit                       (72,143,000)    (57,233,000)
                                                  -------------   -------------

                                                  $ 505,405,000   $ 514,630,000
                                                  =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                   ---------------------------
                                                       1996           1995
                                                   ------------   ------------
Revenues:
  Casino                                           $127,395,000   $121,893,000
  Rooms                                               4,600,000      4,633,000
  Food and beverage                                  15,670,000     12,136,000
  Other                                               3,288,000      2,768,000
                                                   ------------   ------------

                                                    150,953,000    141,430,000
  Less - promotional allowances                     (12,844,000)    (9,910,000)
                                                   ------------   ------------

Net revenues                                        138,109,000    131,520,000
                                                   ------------   ------------

Expenses:
  Casino                                             97,973,000     81,578,000
  Rooms                                               1,616,000      1,890,000
  Food and beverage                                   5,456,000      4,953,000
  Other                                               1,988,000      1,753,000
  General and administrative                         14,857,000     13,722,000
  Depreciation and amortization                      11,041,000     10,177,000
  Development                                           345,000      1,061,000
                                                   ------------   ------------

Total expenses                                      133,276,000    115,134,000
                                                   ------------   ------------

Income from operations                                4,833,000     16,386,000
                                                   ------------   ------------

Non-operating income (expenses):
  Interest income                                       949,000        837,000
  Interest expense, net of capitalized interest
    of $391,000 and $193,000, respectively          (14,390,000)   (13,302,000)
  Loss on assets held for sale                          (20,000)      (358,000)
                                                   ------------   ------------

Total non-operating expenses, net                   (13,461,000)   (12,823,000)
                                                   ------------   ------------

(Loss) income before income taxes                    (8,628,000)     3,563,000
Income tax benefit (provision)                          378,000       (437,000)
                                                   ------------   ------------

Net (loss) income                                  $ (8,250,000)  $  3,126,000
                                                   ============   ============

  Net (loss) income per common share                      $(.33)          $.13
                                                   ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                             ---------------------------
                                                 1996          1995
                                             ------------   ------------
Revenues:
   Casino                                    $249,885,000   $241,466,000
   Rooms                                        8,950,000      8,745,000
   Food and beverage                           30,895,000     24,899,000
   Other                                        6,705,000      5,110,000
                                             ------------   ------------

                                              296,435,000    280,220,000
   Less - promotional allowances              (25,346,000)   (20,032,000)
                                             ------------   ------------

Net revenues                                  271,089,000    260,188,000
                                             ------------   ------------

Expenses:
   Casino                                     190,895,000    162,831,000
   Rooms                                        3,081,000      3,624,000
   Food and beverage                           10,701,000      9,782,000
   Other                                        3,717,000      3,416,000
   General and administrative                  29,268,000     27,981,000
   Depreciation and amortization               21,636,000     19,858,000
   Development                                    542,000      2,289,000
                                             ------------   ------------

Total expenses                                259,840,000    229,781,000
                                             ------------   ------------

Income from operations                         11,249,000     30,407,000
                                             ------------   ------------

Non-operating income (expenses):
   Interest income                              1,968,000      1,653,000
   Interest expense, net of capitalized
    interest of $472,000 and $354,000,
    respectively                              (29,161,000)   (26,753,000)
   Loss on assets held for sale                   (36,000)      (425,000)
                                             ------------   ------------

Total non-operating expenses, net             (27,229,000)   (25,525,000)
                                             ------------   ------------

(Loss) income before income taxes
 and extraordinary item                       (15,980,000)     4,882,000
Income tax benefit (provision)                  1,070,000       (441,000)
                                             ------------   ------------

(Loss) income before extraordinary item       (14,910,000)     4,441,000
Extraordinary item - loss on early
 extinguishment of debt                                -         (72,000)
                                             ------------   ------------

Net (loss) income                            $(14,910,000)  $  4,369,000
                                             ============   ============

Net (loss) income per common share:
 (Loss) income before extraordinary item            $(.60)          $.18
   Extraordinary item                                   -              -
                                             ------------   ------------

   Net (loss) income per common share               $(.60)          $.18
                                             ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          --------------------------
                                                              1996          1995
                                                          ------------   ------------

OPERATING ACTIVITIES:
  Net (loss) income                                       $(14,910,000)  $  4,369,000
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Extraordinary item                                               -         72,000
    Depreciation and amortization, including accretion of
     debt discount                                          22,015,000     20,089,000
    Loss on sale of assets                                      36,000        425,000
    Provision for doubtful accounts                          1,343,000      1,892,000
    Deferred income tax benefit                                (98,000)      (741,000)
    Decrease (increase) in accounts receivable                 894,000     (2,741,000)
    Net increase in accounts payable and accrued expenses    8,336,000      7,980,000
    Net change in other current assets and liabilities      (1,747,000)     1,192,000
    Net change in other noncurrent assets and liabilities     (507,000)    (1,361,000)
                                                          ------------   ------------

    Net cash provided by operating activities               15,362,000     31,176,000
                                                          ------------   ------------

INVESTING ACTIVITIES:
  Net property and equipment additions                     (30,748,000)   (36,146,000)
  Collections on notes receivable                               54,000         51,000
  Proceeds from dispositions of assets                          53,000        100,000
  Obligatory investments                                    (1,432,000)    (1,315,000)
  Investments in unconsolidated affiliates                           -     (1,005,000)
  Decrease in cash restricted for construction projects     13,252,000              -
                                                          ------------   ------------

    Net cash used in investing activities                  (18,821,000)   (38,315,000)
                                                          ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                           -      5,000,000
  Borrowings on credit facilities                            2,000,000      2,000,000
  Deferred financing costs                                     (86,000)      (185,000)
  Repayments of long-term debt                              (3,112,000)    (8,883,000)
  Payments on capital lease obligations                     (1,238,000)    (1,135,000)
                                                          ------------   ------------

    Net cash used in financing activities                   (2,436,000)    (3,203,000)
                                                          ------------   ------------

    Net decrease in cash and cash equivalents               (5,895,000)   (10,342,000)
    Cash and cash equivalents at beginning of period        56,538,000     66,491,000
                                                          ------------   ------------

    Cash and cash equivalents at end of period            $ 50,643,000   $ 56,149,000
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

      A previously announced proposal for PHC to make a cash tender offer for the approximately one million outstanding shares of its common stock not already owned by HCC was rescinded during the second quarter of 1996.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

recoverable. As a result of its review, HCC does not believe that any material impairment currently exists related to its long-lived assets.

      Net (loss) income per common share for all periods is calculated by dividing the net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding. All common stock equivalents are excluded from the calculation of net loss per share for periods during which a loss was incurred as the effect of their inclusion would be antidilutive. Common stock equivalents are included in the calculation of net income per share for periods during which income was realized. The weighted average number of shares of common stock and common stock equivalents outstanding used for earnings per share calculation purposes was 24,720,000 for each of the three and six month periods ended June 30, 1996 and 24,855,000 and 24,853,000, respectively, for the three and six month periods ended June 30, 1995.

      The consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by HCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

(2)   SHORT-TERM CREDIT FACILITIES

      As of April 30, 1996, a subsidiary of PHC extended $2,000,000 of its bank line of credit until April 30, 1997. As of June 30, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding at December 31, 1995. Borrowings under the line of credit accrue interest at the bank's prime rate plus 3/4% per annum payable monthly and are guaranteed by another subsidiary of PHC. Additionally, the guarantor has pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit.

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

                                                      JUNE 30,     DECEMBER 31,
                                                        1996           1995
                                                    -------------  -------------
Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
  of discount of $9,533,000 and $9,912,000,
  respectively (a)                                  $200,467,000   $200,088,000
 Term note, due 1996                                   2,225,000      2,300,000
                                                    ------------   ------------

                                                     202,692,000    202,388,000
                                                    ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                           3,461,000      4,402,000
 Equipment loans                                       1,956,000      2,412,000
                                                    ------------   ------------

                                                       5,417,000      6,814,000
                                                    ------------   ------------

Indebtedness of HCT:
 Equipment loans                                               -      1,367,000
                                                    ------------   ------------

PHC indebtedness for which HCC is not obligated:
 10 7/8% first mortgage notes, due 2004 (c)          185,000,000    185,000,000
 11 5/8% senior notes, due 2004 (d)                   85,000,000     85,000,000
 Other                                                 3,069,000      3,342,000
                                                    ------------   ------------

                                                     273,069,000    273,342,000
                                                    ------------   ------------

Total indebtedness                                   481,178,000    483,911,000
  Less - current maturities                           (5,814,000)    (7,082,000)
                                                    ------------   ------------

Total long-term debt                                $475,364,000   $476,829,000
                                                    ============   ============

- --------------------
(a) During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

          to refinancing existing debt, proceeds from the HCC Refinancing were used to fund development and construction of the "Adventure Slots" attraction, a themed gaming area at the Tunica Casino, and are being used to finance construction of an approximately 350-room hotel tower and related amenities at the Tunica Casino, to fund HCA's required contribution of $4,000,000 for construction of a new 500-space parking garage (see Note 7), and, to the extent available, for working capital purposes. The unexpended construction funds are included in cash restricted for construction projects in the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996.

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

          The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments at the Sands, subject to increases of five percent per annum thereafter. The indenture also certain cross-default provisions with respect to the PRT Funding Notes in (d) below.

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

          Scheduled payments of long-term debt as of June 30, 1996 are set forth below:

          1996 (six months)                         $  3,978,000
          1997                                         9,152,000
          1998                                        11,199,000
          1999                                        10,479,000
          2000                                        10,515,000
          Thereafter                                 445,388,000
                                                    ------------

           Total                                    $490,711,000
                                                    ============

     Interest paid, net of capitalized interest, amounted to $30,242,000 and $25,427,000, respectively, during the six month periods ended June 30, 1996 and 1995.

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

     The $10,000,000 original cost of HCA's parking garage is included in buildings in the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995. Assets under capital leases with an original cost of $7,214,000 and $7,342,000, are included in operating equipment in the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995, respectively. Amortization expense with respect to these assets amounted to $652,000 and $659,000, respectively, during the three month periods ended June 30, 1996 and 1995 and $1,310,000 and $1,318,000, respectively, during the six month periods ended June 30, 1996 and 1995.

     Future minimum lease payments under capital lease obligations as of June 30, 1996 are as follows:

         1996 (six months)                                  $ 1,453,000
         1997                                                 2,263,000
         1998                                                 1,013,000
         1999                                                   980,000
         2000                                                 1,007,000
         Thereafter                                          12,411,000
                                                            -----------

         Total minimum lease payments                        19,127,000
         Less amount representing interest                   (7,429,000)
                                                            -----------
        Present value of future
           minimum lease payments                            11,698,000
         Current capital lease obligations                   (1,984,000)
                                                            -----------

         Long-term capital lease obligations                $ 9,714,000
                                                            ===========


                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(5)   INCOME TAXES

     Components of HCC's benefit (provision) for income taxes consist of the following:

                       THREE MONTHS ENDED               SIX MONTHS ENDED
                             JUNE 30,                        JUNE 30,
                     -----------------------        -------------------------
                        1996         1995               1996          1995
                     ---------    ----------        -----------    ----------

Current:
  Federal            $      -     $       -         $        -     $ (432,000)
  State                347,000      (601,000)           972,000      (750,000)
Deferred:
  Federal                   -             -                  -        450,000
  State                 31,000       164,000             98,000       291,000
                     ---------    ----------        -----------     ---------

                     $ 378,000    $ (437,000)       $ 1,070,000     $(441,000)
                     =========    ==========        ===========     =========

     Total state and federal income taxes paid by HCC for the six month periods ended June 30, 1996 and 1995 amounted to $121,000 and $501,000, respectively.

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

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $84,000,000, of which approximately $67,000,000 do not begin to expire until the year 2003. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $3,000,000, many of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Based on the profitable operations of the Aurora Casino since its opening in June 1993, and the profitable operations of the Tunica Casino during 1995 (exclusive of the extraordinary loss resulting from the early extinguishment of debt), management believes that it is more likely than not that future consolidated taxable income will be sufficient to utilize at least a portion of the NOL's and tax credits. Accordingly, a valuation allowance has been established which resulted in the recording of a net deferred tax asset of $8,050,000 at both June 30, 1996 and December 31, 1995.

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

     The components of the net deferred tax asset are as follows:

                                                    JUNE 30,     DECEMBER 31,
                                                      1996           1995
                                                 ------------   -------------
Deferred tax assets:
 Net operating loss carryforwards                $ 28,429,000   $ 25,316,000
 Allowance for doubtful accounts                    7,679,000      7,251,000
 Investment and jobs tax credits                    3,384,000      4,417,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures                   3,251,000      3,166,000
 Other liabilities and accruals                     3,897,000      3,741,000
 Benefits accrual                                   1,591,000      1,479,000
 Write off excess of cost of
  investment                                        1,543,000      1,543,000
 Other                                              2.305,000      2,276,000
                                                 ------------   ------------

  Total deferred tax assets                        52,079,000     49,189,000
                                                 ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization                    (10,436,000)   (10,227,000)
 Amortization of note discount                     (3,396,000)    (4,042,000)
 Other                                               (633,000)      (657,000)
                                                 ------------   ------------

  Total deferred tax liabilities                  (14,465,000)   (14,926,000)
                                                 ------------   ------------

Net deferred tax asset                             37,614,000     34,263,000
Valuation allowance                               (29,564,000)   (26,213,000)
                                                 ------------   ------------

                                                 $  8,050,000   $  8,050,000
                                                 ============   ============

(6)  TRANSACTIONS WITH RELATED PARTIES

     PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During the six month periods ended June 30, 1996 and 1995, PHC made payments for property improvements under the hotel operating agreement totaling $1,614,000 and $325,000, respectively. PHC is also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts ) amounted to $133,000 during each of the three month periods ended June 30, 1996 and 1995 and $264,000 and $267,000, respectively, during the six month periods ended June 30, 1996 and 1995. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral.
The note is included in notes receivable in the accompanying consolidated balance sheets. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13,418,000 due May 31, 1997.

     On June 7, 1996, Metroplex entered into a contract for the sale of the hotel which is anticipated to close in September 1996. Upon consummation of the sale, PHC will recover its $6,750,000 acquisition cost of the underlying indebtedness together with payments made for property improvements in 1996 and 1995 expected to aggregate $2,500,000.

     In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charters by third parties. Expenses and commissions charged by the management company under the agreement during the three month periods ended June 30, 1996 and 1995 totaled $167,000 and $159,000, respectively. Such amounts totaled $270,000 and $241,000, respectively, during the six month periods ended June 30, 1996 and 1995.

(7)  COMMITMENTS AND CONTINGENCIES

     HCT has entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at the option of HCT, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT prepaid the first year fixed rental payments; such amount, together with all rental payments made during the construction period, were taken as a credit against rent payments as they became due during the first year of operations. During the three and six month periods ended June 30, 1996, HCT expensed $829,000 and $1,732,000, respectively, in connection with the ground lease. Such amounts totaled $897,000 and $1,786,000, respectively, during the three and six month periods ended June 30, 1995.

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

Construction commenced in September 1995 and the project is scheduled to be completed in August 1996. Total cost of the project is budgeted at approximately $14,500,000. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA has committed to fund all remaining construction costs; the payment of such commitment, subject to a maximum of $3,500,000, has been guaranteed by HCC. HCA has agreed to escrow $400,000 per month, beginning in September 1995, towards satisfaction of its obligations under the agreement. HCA has additionally agreed to make payments to ACCA during construction equal to the financing costs that will be due in July 1996 relating to the ACCA industrial revenue bond issue. Such escrow and financing payments have been included in cash restricted for construction projects in the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995. When complete, the project will be owned by ACCA and operated by HCA pursuant to a 30 year lease with ACCA. HCA will have the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years will equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA will pay ACCA base rent equal to $15,000 per month, subject to a credit of up to $615,000 for improvements made to ACCA's North Island Center banquet and meeting facilities. In addition, HCA will be responsible for additional rent, consisting of costs such as any real estate taxes, maintenance costs, insurance premiums and utilities. The lease will be treated as a capital lease for financial reporting purposes.

     HCA has committed to the city of Aurora that it will provide a minimum of $2,000,000 in connection with HCA's construction of certain portions of an Aurora riverwalk and other related improvements and amenities. As of June 30, 1996, HCA has spent approximately $1,451,000 toward such improvements. The remaining improvements are to be completed within eight months of completion of the parking facility described in the preceding paragraph.

(8)  LITIGATION

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a lawsuit in the United States District Court for the Northern District of Illinois Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family. PHII alleges, among other things, that HCC and HCA have, in opening and operating their Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. The lawsuit seeks, among other things, cancellation of all of HCC's registrations using the Hollywood Casino name in connection with casino services and affirmation of PHII's right to use Planet Hollywood marks in providing present and future entertainment services, including hotel and casino services. PHII also seeks payment in the amount of profits derived by HCC from its alleged infringement together with other unspecified damages and court costs.

     Given the uncertainties inherent in litigation, no assurance can be given that HCC and HCA will prevail in this litigation; however, HCC and HCA believe that PHII's claims are without merit and intend to defend their position vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

     HCC and its subsidiaries are also parties in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCC and its subsidiaries.

(9)  THIRD PARTY NOTES RECEIVABLE

     During November 1995, HCC loaned $10,000,000 of the proceeds from the HCC Refinancing to an unaffiliated gaming company in the form of two $5,000,000 notes (Series A and Series B). The loans earn interest at the rate of prime plus one percent per annum and are payable in quarterly installments of principal and interest commencing in November 1997 with the final payment due in August 2000. All principal payments received are to be applied first to the Series A note. In connection with the loans, HCC received warrants to acquire up to a 10% equity interest in the gaming company at any time between November 15, 1998 and November 15, 2000 at an exercise price of $500,000 per 1/2% interest. Under the terms of the loan agreement, the gaming company may require HCC to exercise warrants to acquire a 5% equity interest on November 15, 1998 at a cost not to exceed $5,000,000 payable through the reduction of the outstanding principal balance and, to the extent applicable, the forgiveness of accrued interest on the Series B note.

(10) LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 25-year period representing the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 7); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 25-year useful life of the facility. Accumulated amortization of such land rights amounted to $652,000 and $483,000, respectively, at June 30, 1996 and December 31, 1995.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

     During the second quarter of 1995, HCA acquired certain equipment at a cost of $2,485,000 under financing agreements with a third party vendor (see Note 3).

(12) RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                       JUNE 30,     DECEMBER 31,
                                                         1996           1995
                                                     -------------  ------------

Current Assets:
 Cash and cash equivalents                           $  9,884,000   $  8,996,000
 Accounts receivable, net of allowances
  of $1,024,000 and $866,000, respectively              2,081,000      2,681,000
 Inventories                                              387,000        460,000
 Prepaid expenses and other current assets              2,226,000      1,721,000
                                                     ------------   ------------

  Total current assets                                 14,578,000     13,858,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      2,772,000      2,756,000
 Buildings and improvements                            26,615,000     26,615,000
 Riverboats                                            36,970,000     36,967,000
 Operating equipment                                   28,356,000     27,082,000
 Construction in progress                                 647,000        348,000
                                                     ------------   ------------

                                                       95,360,000     93,768,000
 Less - accumulated depreciation and amortization     (23,071,000)   (17,980,000)
                                                     ------------   ------------

  Net property and equipment                           72,289,000     75,788,000
                                                     ------------   ------------

Cash Restricted for Construction Project                4,281,000      1,955,000
                                                     ------------   ------------

Other Assets                                            1,912,000      1,578,000
                                                     ------------   ------------

                                                     $ 93,060,000   $ 93,179,000
                                                     ============   ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                             JUNE 30,    DECEMBER 31,
                                               1996          1995
                                            -----------  ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $ 3,309,000   $ 3,376,000
 Accounts payable                             1,781,000     2,136,000
 Accrued liabilities -
  Salaries and wages                          1,773,000     1,805,000
  Interest                                    1,136,000     1,120,000
  Gaming and other taxes                        674,000       920,000
  Insurance                                   1,325,000       773,000
  Other                                       2,159,000     1,670,000
 Due to affiliates                            1,335,000     2,305,000
 Other current liabilities                    1,029,000       743,000
                                            -----------   -----------

  Total current liabilities                  14,521,000    14,848,000
                                            -----------   -----------

Long-Term Debt                               41,400,000    42,959,000
                                            -----------   -----------

Capital Lease Obligations                     9,466,000     9,494,000
                                            -----------   -----------

Other Noncurrent Liabilities                    643,000       329,000
                                            -----------   -----------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                  15,000        15,000
 Additional paid-in capital                  24,541,000    24,541,000
 Retained earnings                            2,474,000       993,000
                                            -----------   -----------

  Total shareholder's equity                 27,030,000    25,549,000
                                            -----------   -----------

                                            $93,060,000   $93,179,000
                                            ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                         --------------------------
                                             1996          1995
                                         ------------  ------------

Revenues:
 Casino                                  $41,567,000   $33,712,000
 Food and beverage                         3,481,000     2,504,000
 Other                                     1,074,000     1,118,000
                                         -----------   -----------

                                          46,122,000    37,334,000
 Less - promotional allowances            (3,083,000)   (2,128,000)
                                         -----------   -----------

 Net revenues                             43,039,000    35,206,000
                                         -----------   -----------

Expenses:
 Casino                                   25,310,000    20,267,000
 Food and beverage                         1,294,000     1,540,000
 Other                                       307,000       395,000
 General and administrative                5,545,000     5,046,000
 Depreciation and amortization             2,569,000     2,252,000
                                         -----------   -----------

  Total expenses                          35,025,000    29,500,000
                                         -----------   -----------

Income from operations                     8,014,000     5,706,000
                                         -----------   -----------

Non-operating income (expense):
 Interest income                              59,000        82,000
 Interest expense, net of capitalized
  interest of $193,000 in 1995            (1,577,000)   (1,557,000)
                                         -----------   -----------

  Total non-operating expenses, net       (1,518,000)   (1,475,000)
                                         -----------   -----------

Income before income taxes                 6,496,000     4,231,000

Income tax provision                      (2,358,000)   (1,537,000)
                                         -----------   -----------

Net income                               $ 4,138,000   $ 2,694,000
                                         ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                         --------------------------
                                             1996          1995
                                         ------------  ------------
Revenues:
 Casino                                  $83,734,000   $67,532,000
 Food and beverage                         6,794,000     4,856,000
 Other                                     2,137,000     2,090,000
                                         -----------   -----------

                                          92,665,000    74,478,000
 Less - promotional allowances            (5,911,000)   (4,161,000)
                                         -----------   -----------

 Net revenues                             86,754,000    70,317,000
                                         -----------   -----------

Expenses:
 Casino                                   49,456,000    39,267,000
 Food and beverage                         2,669,000     2,941,000
 Other                                       594,000       658,000
 General and administrative               12,428,000    11,296,000
 Depreciation and amortization             5,091,000     4,134,000
                                         -----------   -----------

  Total expenses                          70,238,000    58,296,000
                                         -----------   -----------

Income from operations                    16,516,000    12,021,000
                                         -----------   -----------

Non-operating income (expense):
 Interest income                             121,000       202,000
 Interest expense, net of capitalized
  interest of $354,000 in 1995            (3,177,000)   (3,030,000)
                                         -----------   -----------

  Total non-operating expenses, net       (3,056,000)   (2,828,000)
                                         -----------   -----------

Income before income taxes                13,460,000     9,193,000

Income tax provision                      (4,886,000)   (3,336,000)
                                         -----------   -----------

Net income                               $ 8,574,000   $ 5,857,000
                                         ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                 -------------------------
                                                     1996         1995
                                                 -------------------------

OPERATING ACTIVITIES:
  Net income                                     $ 8,574,000   $  5,857,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                  5,091,000      4,134,000
    Provision for doubtful accounts                  197,000        152,000
    Deferred income tax provision                    164,000        389,000
    Decrease (increase) in receivables               403,000       (212,000)
    Increase in accounts payable and accrued
     liabilities                                     424,000      4,771,000
    Decrease in due to affiliates                   (970,000)    (1,140,000)
    Net change in other current assets and
     liabilities                                       4,000      1,512,000
    Net change in other assets and liabilities      (334,000)      (264,000)
                                                 -----------   ------------

  Net cash provided by operating activities       13,553,000     15,199,000
                                                 -----------   ------------

INVESTING ACTIVITIES:
  Net property and equipment additions            (1,592,000)   (23,258,000)
  Increase in cash restricted for
   construction projects                          (2,326,000)             -
                                                 -----------   ------------

  Net cash used in investing activities           (3,918,000)   (23,258,000)
                                                 -----------   ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of debt                           -      5,000,000
  Repayments of debt                              (1,397,000)      (280,000)
  Payments on capital lease obligations             (257,000)      (391,000)
  Capital contributions                                    -      2,000,000
  Dividends                                       (7,093,000)    (2,592,000)
                                                 -----------   ------------

  Net cash (used in) provided by
   financing activities                           (8,747,000)     3,737,000
                                                 -----------   ------------

  Net increase (decrease) in cash and
   cash equivalents                                  888,000     (4,322,000)

  Cash and cash equivalents at beginning
   of period                                       8,996,000     10,987,000
                                                 -----------   ------------

  Cash and cash equivalents at end of
   period                                        $ 9,884,000   $  6,665,000
                                                 ===========   ============

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

     On June 17, 1993, the Illinois Gaming Board (the "IGB") issued HCA a temporary operating permit and the Aurora Casino commenced operations. The IGB issued HCA an owner's license on July 20, 1993 pursuant to the Illinois Riverboat Gambling Act; such license was renewed in July 1996 by the IGB for a period of one year.

     The Aurora Casino consists of two, four-level riverboats having a combined casino space of approximately 32,000 square feet and a four-level pavilion and docking facility which houses ticketing, food service, passenger waiting and various administrative functions. The Aurora Casino also includes a six-level parking structure with approximately 840 parking spaces. HCA was responsible for the design and construction of the parking garage; however, the City of Aurora owns the facility and leases it to HCA under a long-term lease agreement. The lease is treated as a capital lease for financial reporting purposes
(see Note 3).

     HCA estimates that a significant amount of the Aurora Casino's revenues is derived from patrons living in the Chicago area and surrounding northern and western suburbs. The Aurora Casino faces intense competition from other riverboat gaming operations in Illinois and management believes that this competition will continue in the future.

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

     The financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be achieved for the year ended December 31, 1996.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     HCA's long-term indebtedness consists of the following:

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                          -----------   -------------

 12 3/4% Promissory Note to HCC, due on
  November 1, 2003  (a)                   $39,007,000    $39,007,000
 Promissory note to bank (b)                3,461,000      4,402,000
 Equipment loans (c)                        1,956,000      2,412,000
                                          -----------    -----------

 Total indebtedness                        44,424,000     45,821,000
 Less current maturities                   (3,024,000)    (2,862,000)
                                          -----------    -----------

 Total long-term debt                     $41,400,000    $42,959,000
                                          ===========    ===========

- --------------------
(a) The intercompany note accrues interest at the rate of 12 3/4% per annum payable semiannually on October 15 and April 15 of each year commencing April 15, 1996 and requires semiannual principal repayments of $2,500,000 commencing October 15, 1997 with the balance of the note due November 1, 2003. The note is pledged as security with respect to HCC's 12 3/4% Senior Secured Notes due in 2003. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a first mortgage limited to approximately $39 million on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The 12 3/4% intercompany note replaced a previous 14% intercompany note to HCC as a result of HCC's refinancing of its outstanding indebtedness during October 1995.

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

     As of June 30, 1996, future maturities of long-term debt are as follows:

            1996 (six months)                $ 1,473,000
            1997                               5,684,000
            1998                               5,760,000
            1999                               5,000,000
            2000                               5,000,000
            Thereafter                        21,507,000
                                             -----------
                                             $44,424,000
                                             ===========

     Interest paid, net of amounts capitalized, for the six month periods ended June 30, 1996 and 1995 amounted to $3,161,000 and $2,981,000, respectively.

(3)  CAPITAL LEASES

     HCA leases its existing parking garage under a capital lease agreement with an initial term of 30 years and the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years will equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In addition, HCA is responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs and insurance premiums, arising out of its operation of the parking garage. HCA also leases certain equipment under capital lease agreements which provide for interest at rates between 11.2% and 14.6% and expire at various dates through 2011. Assets under capital lease agreements with an original cost of $10,000,000 and $2,329,000 are included in buildings and improvements and in operating equipment, respectively, in the accompanying balance sheets at both June 30, 1996 and December 31, 1995. Amortization expense with respect to these assets amounted to $263,000 during each of the three month periods ended June 30, 1996 and 1995 and $526,000 during each of the six month periods ended June 30, 1996 and 1995.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

     Future minimum lease payments under capital lease obligations as of June 30, 1996 are as follows:


1996 (six months)                                  $   617,000
1997                                                 1,008,000
1998                                                 1,013,000
1999                                                   980,000
2000                                                 1,007,000
Thereafter                                          12,411,000
                                                   -----------

Total minimum lease payments                        17,036,000
Less amount representing interest                   (7,285,000)
                                                   -----------

Present value of future minimum lease payments       9,751,000
Current capital lease obligations                     (285,000)
                                                   -----------

Long-term capital lease obligations                $ 9,466,000
                                                   ===========

(4)  INCOME TAXES

     Components of HCA's provision for income taxes consist of the following:

                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                         JUNE 30,                             JUNE 30,
                 -------------------------        ------------------------------
                     1996          1995               1996             1995
                 -----------   -----------        -----------       ------------
 Current:
  Federal        $(2,169,000)  $(1,066,000)       $(4,462,000)      $(2,785,000)
  State             (129,000)      (64,000)          (260,000)         (162,000)
 Deferred:
  Federal            (59,000)     (385,000)          (155,000)         (368,000)
  State               (1,000)      (22,000)            (9,000)          (21,000)
                 -----------   -----------        -----------       -----------

                 $(2,358,000)  $(1,537,000)       $(4,886,000)      $(3,336,000)
                 ===========   ===========        ===========       ===========

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal taxes totaling $4,693,000 and $1,776,000, respectively, during the six month periods ended June 30, 1996 and 1995. State taxes totaling $28,000 were paid during the six month period ended June 30, 1996; no state taxes were paid during the six month period ended June 30, 1995. Deferred taxes are computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

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

     The components of HCA's net deferred tax asset at June 30, 1996 and December 31, 1995 are as follows:

                                                    JUNE 30,     DECEMBER 31,
                                                      1996           1995
                                                   ---------     ------------

   Deferred tax assets:
    Allowance for doubtful accounts                 $ 372,000      $ 314,000
    Other liabilities and reserves                    593,000        451,000
                                                    ---------      ---------

     Total deferred tax assets                        965,000        765,000
                                                    ---------      ---------

   Deferred tax liabilities:
    Depreciation and amortization                    (643,000)      (329,000)
                                                    ---------      ---------

   Net deferred tax asset                           $ 322,000      $ 436,000
                                                    =========      =========

     Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes", requires that the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. The net deferred tax asset has been reflected in the accompanying balance sheets at June 30, 1996 and December 31, 1995 with no reduction for valuation allowances as management believes that it is more likely than not that future earnings will be sufficient to utilize such tax benefits.

     Receivables and payables in connection with the aforementioned tax allocation agreements at June 30, 1996 and December 31, 1995 are as follows:

                                                  JUNE 30,  DECEMBER 31,
                                                   1996        1995
                                                ----------  ------------
   Other current assets                         $1,368,000   $ 976,000
   Other noncurrent liabilities                   (620,000)   (311,000)


     Included in other current assets at June 30, 1996 and December 31, 1995 are current taxes receivable under the tax allocation agreement totaling $407,000 and $238,000, respectively. All other amounts set forth above represent deferred tax receivables and payables.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a management services contract, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership wholly owned by PHC. The base management fee is equal to 5% of operating revenues (as defined in the management services contract) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the management services agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $1,528,000 and $1,243,000, respectively, during the three month periods ended June 30, 1996 and 1995 and $4,471,000 and $3,872,000, respectively, during the six month periods ended June 30, 1996 and 1995. Management and incentive fees payable at June 30, 1996 and December 31, 1995 were $1,087,000 and $2,177,000, respectively.

     HCA incurred interest with respect to its 12 3/4% and 14% promissory notes payable to HCC (see Note 2). Such interest amounted to $1,244,000 and $1,365,000, respectively, for the three month periods ended June 30, 1996 and 1995 and $2,487,000 and $2,746,000, respectively, for the six month periods ended June 30, 1996 and 1995. Interest payable to HCC on such notes amounted to $1,050,000 and $1,022,000, respectively, at June 30, 1996 and December 31, 1995 and is included in accrued interest payable in the accompanying balance sheets.

          HCA has acquired computer software and hardware and has been allocated certain expenses, including legal, financing and payroll expenses from HCC and its subsidiaries. During the three month periods ended June 30, 1996 and 1995, such transactions totaled $382,000 and $476,000, respectively. Such transactions totaled $703,000 and $995,000, respectively, during the six month periods ended June 30, 1996 and 1995. At June 30, 1996 and December 31, 1995, HCA had payables amounting to $247,000 and $130,000, respectively, in connection with such charges.

     During the first quarter of 1995, HCA sold certain memorabilia items as well as property and equipment to another HCC subsidiary at an aggregate price of $171,000. The selling price represents HCA's basis in such items.

(6)  COMMITMENTS AND CONTINGENCIES

     HCA has agreed with the City of Aurora and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") to the joint construction by HCA and ACCA of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage will provide additional parking for patrons of the Aurora Casino and will contain approximately 1,500 square feet of retail space. HCA and ACCA will also renovate ACCA's existing North Island Center banquet and meeting facilities, including its food service facilities. Construction commenced in September 1995 and the project is scheduled to be completed in August 1996. Total cost of the project is budgeted at approximately $14,500,000. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA committed to fund all remaining construction costs and escrowed $400,000 per month, beginning in September 1995, toward satisfaction of its obligations under the agreement. HCA

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

also agreed to make payments to ACCA during construction equal to the financing costs due in July 1996 relating to the ACCA industrial revenue bond issue. Such escrow and financing payments have been included in cash restricted for construction project in the accompanying balance sheets at June 30, 1996 and December 31, 1995. When complete, the project will be owned by ACCA and operated by HCA pursuant to a 30 year lease with ACCA. HCA will have the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years will equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA will pay ACCA base rent equal to $15,000 per month, subject to a credit of up to $615,000 for improvements made to ACCA's North Island Center banquet and meeting facilities. In addition, HCA will be responsible for additional rent, consisting of costs such as any real estate taxes, maintenance costs, insurance premiums and utilities. The lease will be treated as a capital lease for financial reporting purposes.

     HCA has committed to the City of Aurora that it will provide a minimum of $2,000,000 in connection with HCA's construction of certain portions of the Aurora riverwalk and other related improvements and amenities. As of June 30, 1996, HCA has spent approximately $1,451,000 toward such improvements. The remaining improvements are to be completed within eight months of completion of the parking facility described in the preceding paragraph.

(7)  LITIGATION

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a lawsuit in the United States District court for the Northern District of Illinois Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family. PHII alleges, among other things, that HCC and HCA have, in opening and operating their Hollywood Casino concept, infringed on PHII's trademark, services mark and trade dress and have engaged in unfair competition and deceptive trade practices. The lawsuit seeks, among other things, cancellation of all of HCC's registrations using the Hollywood Casino name in connection with casino services and affirmation of PHII's right to use Planet Hollywood marks in providing present and future entertainment services, including hotel and casino services. PHII also seeks payment in the amount of profits derived by HCC from its alleged infringement together with other unspecified damages and court costs.

     Given the uncertainties inherent in litigation, no assurance can be given that HCC and HCA will prevail in this litigation; however, HCC and HCA believe that PHII's claims are without merit and intend to defend their position vigorously. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

     HCA is also a party in various legal proceedings with respect to the conduct of casino operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCA.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

(8)  SUPPLEMENTAL CASH FLOW INFORMATION

     During the second quarter of 1995, HCA acquired certain equipment at a cost of $2,485,000 under financing agreements with a third party vendor (see Note 2).

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                      JUNE 30,     DECEMBER 31,
                                                        1996           1995
                                                    -------------  -------------
Current Assets:
 Cash and cash equivalents                          $  9,505,000   $ 11,529,000
   Accounts receivable, net of allowances of
   $557,000 and $313,000, respectively                 1,201,000      1,428,000
 Inventories                                             772,000        883,000
 Deferred income taxes                                   348,000        488,000
 Prepaid expenses and other current assets               829,000        705,000
                                                    ------------   ------------

     Total current assets                             12,655,000     15,033,000
                                                    ------------   ------------

Property and Equipment:
 Land and improvements                                 2,956,000      3,037,000
 Buildings                                            44,050,000     44,048,000
 Barges                                                2,524,000      2,524,000
 Operating equipment                                  26,796,000     26,360,000
 Construction in progress                             27,862,000      4,504,000
                                                    ------------   ------------

                                                     104,188,000     80,473,000
     Less - accumulated depreciation and             (17,202,000)   (12,178,000)
       amortization                                 ------------   ------------

 Net property and equipment                           86,986,000     68,295,000
                                                    ------------   ------------

Cash Restricted for Construction Project              12,341,000     27,919,000
                                                    ------------   ------------

Other Assets:
 Land rights                                           7,793,000      7,962,000
 Other assets                                          3,283,000      3,031,000
                                                    ------------   ------------

     Total other assets                               11,076,000     10,993,000
                                                    ------------   ------------

                                                    $123,058,000   $122,240,000
                                                    ============   ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                       JUNE 30,     DECEMBER 31,
                                                         1996           1995
                                                     -------------  ------------
Current Liabilities:
 Current maturities of long-term debt and capital
  lease obligations                                  $  1,699,000   $  3,096,000
 Accounts payable                                       8,497,000      2,128,000
 Accrued liabilities -
  Salaries and wages                                    1,739,000      1,486,000
  Interest                                              2,262,000      2,203,000
  Gaming and other taxes                                  869,000        519,000
  Insurance                                               825,000      1,207,000
  Other                                                 2,552,000      2,373,000
 Other current liabilities                                458,000        470,000
                                                     ------------   ------------

 Total current liabilities                             18,901,000     13,482,000
                                                     ------------   ------------

Long-Term Debt                                         84,045,000     84,045,000
                                                     ------------   ------------

Capital Lease Obligations                                 248,000      1,199,000
                                                     ------------   ------------

Other Noncurrent Liabilities                               13,000         88,000
                                                     ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                           -              -
 Additional paid-in capital                            34,637,000     34,637,000
 Accumulated deficit                                  (14,786,000)   (11,211,000)
                                                     ------------   ------------

  Total shareholder's equity                           19,851,000     23,426,000
                                                     ------------   ------------

                                                     $123,058,000   $122,240,000
                                                     ============   ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,

                                                      --------------------------
                                                          1996         1995
                                                      --------------------------
 Revenues:
  Casino                                              $20,518,000   $21,721,000
  Rooms                                                   834,000       812,000
  Food and beverage                                     2,978,000     1,958,000
  Other                                                   303,000       274,000
                                                      -----------   -----------

                                                       24,633,000    24,765,000
  Less - promotional allowances                        (2,726,000)   (1,558,000)
                                                      -----------   -----------

      Net revenues                                     21,907,000    23,207,000
                                                      -----------   -----------

 Expenses:
  Casino                                               15,795,000    12,808,000
  Rooms                                                   432,000       635,000
  Food and beverage                                       994,000     1,000,000
  Other                                                   330,000       230,000
  General and administrative                            2,556,000     2,302,000
  Depreciation and amortization                         2,824,000     2,568,000
                                                      -----------   -----------

      Total expenses                                   22,931,000    19,543,000
                                                      -----------   -----------

 (Loss) income from operations                         (1,024,000)    3,664,000
                                                      -----------   -----------

 Non-operating income (expenses):
  Interest income                                         265,000        73,000
  Interest expense, net of
   capitalized
   interest of $391,000 in 1996                        (2,380,000)   (2,586,000)
  Loss on assets held for sale                            (19,000)     (360,000)
                                                      -----------   -----------

      Total non-operating expense, net                 (2,134,000)   (2,873,000)
                                                      -----------   -----------

 (Loss) income before income taxes                     (3,158,000)      791,000
 Income tax benefit                                             -             -
                                                      -----------   -----------

 Net (loss) income                                    $(3,158,000)  $   791,000
                                                      ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               SIX MONTHS ENDED
                                                    JUNE 30,
                                           -------------------------
                                               1996         1995
                                           -----------   -----------
Revenues:
 Casino                                    $43,236,000   $43,598,000
 Rooms                                       1,660,000     1,534,000
 Food and beverage                           5,940,000     4,501,000
 Other                                         582,000       511,000
                                           -----------   -----------

                                            51,418,000    50,144,000
 Less - promotional allowances              (5,281,000)   (3,517,000)
                                           -----------   -----------

     Net revenues                           46,137,000    46,627,000
                                           -----------   -----------

Expenses:
 Casino                                     31,458,000    25,323,000
 Rooms                                         941,000     1,285,000
 Food and beverage                           1,983,000     1,838,000
 Other                                         620,000       436,000
 General and administrative                  4,912,000     4,628,000
 Depreciation and amortization               5,341,000     5,027,000
                                           -----------   -----------

     Total expenses                         45,255,000    38,537,000
                                           -----------   -----------

Income from operations                         882,000     8,090,000
                                           -----------   -----------

Non-operating income (expenses):
 Interest income                               684,000       142,000
 Interest expense, net of capitalized
  interest of $472,000 in 1996              (5,106,000)   (5,389,000)
 Loss on assets held for sale                  (35,000)     (360,000)
                                           -----------   -----------

     Total non-operating expense, net       (4,457,000)   (5,607,000)
                                           -----------   -----------

(Loss) income before income taxes and
 extraordinary item                         (3,575,000)    2,483,000
Income tax benefit                                   -             -
                                           -----------   -----------

(Loss) income before extraordinary item     (3,575,000)    2,483,000

Extraordinary item:
 Loss on early extinguishment
  of debt                                            -       (72,000)
                                           -----------   -----------

Net (loss) income                          $(3,575,000)  $ 2,411,000
                                           ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               --------------------------
                                                                    1996         1995
                                                               ------------   -----------
OPERATING ACTIVITIES:
  Net (loss) income                                            $ (3,575,000)  $ 2,411,000
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Extraordinary item                                                    -        72,000
    Depreciation and amortization                                 5,341,000     5,027,000
    Loss on assets held for sale                                     35,000       360,000
    Deferred income tax benefit                                           -      (129,000)
    Provision for doubtful accounts                                 252,000       203,000
    Increase in accounts receivable                                 (25,000)     (378,000)
    Increase in accounts payable and accrued expenses             6,828,000     3,158,000
    Net change in other current assets and liabilities              (25,000)      160,000
    Net change in other noncurrent assets and liabilities          (293,000)     (436,000)
                                                               ------------   -----------

      Net cash provided by operating activities                   8,538,000    10,448,000
                                                               ------------   -----------

INVESTING ACTIVITIES:
  Net property and equipment additions                          (23,845,000)   (2,399,000)
  Proceeds from dispositions of assets                               53,000       100,000
  Decrease in cash restricted for construction projects          15,578,000             -
                                                               ------------   -----------

    Net cash used in investing activities                        (8,214,000)   (2,299,000)
                                                               ------------   -----------

FINANCING ACTIVITIES:
  Repayments of long-term debt                                   (1,367,000)   (8,278,000)
  Payments on capital lease obligations                            (981,000)     (744,000)
                                                               ------------   -----------

    Net cash used in financing activities                        (2,348,000)   (9,022,000)
                                                               ------------   -----------

    Net decrease in cash and cash equivalents                    (2,024,000)     (873,000)
      Cash and cash equivalents at beginning of period           11,529,000    12,660,000
                                                               ------------   -----------

      Cash and cash equivalents at end of period               $  9,505,000   $11,787,000
                                                               ============   ===========

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

     HCT estimates that a significant amount of the Tunica Casino's revenues is derived from patrons living in the Memphis, Tennessee area, northern Mississippi and eastern Arkansas. The Tunica Casino faces intense competition from other casinos operating in northern Tunica County and management believes that competition will continue in the future.

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

     The financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by HCT without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCT as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                     JUNE 30,   DECEMBER 31,
                                                       1996         1995
                                                   -----------  ------------
Promissory notes to HCC (a)                        $84,045,000  $84,045,000
Equipment loans (b)                                          -    1,367,000
                                                   -----------  -----------

   Total indebtedness                               84,045,000   85,412,000
 Less - current maturities                                   -   (1,367,000)
                                                   -----------  -----------

   Total long-term debt                            $84,045,000  $84,045,000
                                                   ===========  ===========

- --------------------
(a) During October 1995, HCC loaned $54,045,000 to HCT to repay its outstanding mortgage indebtedness together with the associated call premium and certain accrued interest thereon, and loaned an additional $30,000,000 to HCT to be used to (i) finance construction of an approximately 350-room hotel tower and related amenities and (ii) to fund development and construction of a themed gaming area, the "Adventure Slots" attraction. Such intercompany loans were made with a portion of the note proceeds from HCC's issue of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. The unexpended portion of the construction loan is included in cash restricted for construction projects in the accompanying balance sheets at June 30, 1996 and December 31, 1995. Interest on the loans from HCC accrues at the rate of 12 3/4% per annum and is payable semiannually on April 15 and October 15 of each year commencing on April 15, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and other future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (iii) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

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

(b) HCT financed the purchase of certain equipment from vendors through the issuance of note obligations totaling $5,169,000. These notes accrued interest at rates ranging from 12 1/2% to 12 3/4% per annum and have been repaid.

     Scheduled payments of long-term debt as of June 30, 1996 are $84,045,000 in 2003.

     Interest paid, net of amounts capitalized, amounted to $5,046,000 and $3,929,000, respectively, during the six month periods ended June 30, 1996 and 1995.

(3)  CAPITAL LEASES

     HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997. Assets under capital leases with an original cost of $4,885,000 and $5,013,000 are included in operating equipment in the accompanying balance sheets at June 30, 1996 and December 31, 1995, respectively. Amortization expense was $389,000 and $396,000, respectively, for the three month periods ended June 30, 1996 and 1995 and $784,000 and $792,000, respectively, for the six month periods ended June 30, 1996 and 1995. Accumulated amortization at June 30, 1996 and December 31, 1995 with respect to these assets amounted to $2,915,000 and $2,174,000, respectively.

     Future minimum lease payments under capital lease obligations as of June 30, 1996 are as follows:

          1996 (six months)                                    $   836,000
          1997                                                   1,255,000
                                                               -----------

          Total minimum lease payments                           2,091,000
          Less amount representing interest                       (144,000)
                                                               -----------
          Present value of future minimum
           lease payments                                        1,947,000
          Current capital lease obligation                      (1,699,000)
                                                               -----------

          Long-term capital lease obligation                   $   248,000
                                                               ===========

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

(4)  INCOME TAXES

     Components of HCT's benefit for income taxes for the three and six month periods ended June 30, 1996 and 1995 consist of the following:


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                      --------------------  -------------------
                                        1996         1995     1996      1995
                                      --------    --------  --------  ---------

Benefit in lieu of (provision for)
 federal income taxes:
 Current                              $      -    $ 51,000  $      -  $(129,000)
 Deferred                                    -     (51,000)             129,000
                                      --------    --------  --------  ---------
                                      $      -    $      -  $      -  $       -
                                      ========    ========  ========  =========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no state or federal income taxes during either of the six month periods ended June 30, 1996 or 1995.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

     HCT has tax net operating loss carryforwards ("NOL's") totaling approximately $16,000,000, which do not begin to expire until the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the profitable operations of HCT in 1995, exclusive of the extraordinary loss resulting from the early extinguishment of debt, management believes that it is more likely than not that future taxable income will be sufficient to utilize at least a portion of the NOL's and deferred tax assets. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $1,037,000 at both June 30, 1996 and December 31, 1995. The ultimate recognition of this amount of deferred tax assets is dependent on HCT's ability to generate approximately $3 million of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

     The components of the deferred tax asset are as follows:

                                        JUNE 30,    DECEMBER 31,
                                          1996          1995
                                      -----------   ------------
Deferred tax assets:
  Net operating loss carryforwards    $ 5,511,000    $ 3,884,000
  Allowance for doubtful accounts         189,000        106,000
  Other liabilities and accruals          530,000        758,000
                                      -----------    -----------

    Total deferred tax assets           6,230,000      4,748,000

Deferred tax liabilities:
  Depreciation and amortization          (998,000)      (711,000)
                                      -----------    -----------

Net deferred tax asset                  5,232,000      4,037,000
Valuation allowance                    (4,195,000)    (3,000,000)
                                      -----------    -----------

                                      $ 1,037,000    $ 1,037,000
                                      ===========    ===========

     Receivables and payables in connection with HCT's federal income taxes are included in the accompanying financial statements as follows:


                                        JUNE 30,  DECEMBER 31,
                                          1996        1995
                                        --------  ------------

Deferred income taxes                   $348,000      $488,000
Other noncurrent assets                  689,000       549,000

(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 for each of the three month periods ended June 30, 1996 and 1995 and $600,000 for each of the six month periods ended June 30, 1996 and 1995.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994. The agreement has a term of three years and provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

fee of $30,000 a month. HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $191,000 and $109,000, respectively, for the three month periods ended June 30, 1996 and 1995, and $312,000 and $258,000, respectively, for the six month periods ended June 30, 1996 and 1995.

     Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performs certain administrative and marketing services on behalf of HCT. During the three month periods ended June 30, 1996 and 1995, fees charged to HCT by GBHC totaled $94,000 and $70,000, respectively. Such fees totaled $287,000 and $228,000, respectively, during the six month periods ended June 30, 1996 and 1995.

     During the first quarter of 1995, HCT purchased certain memorabilia items as well as property and equipment from another HCC subsidiary at an aggregate cost of $171,000. The acquisition cost represents the affiliate's basis in such items. The assets acquired are included in property and equipment ($23,000) and other assets ($148,000) in the accompanying balance sheets as of June 30, 1996 and December 31, 1995.

     HCT is charged for certain legal, accounting, and other expenses incurred by PHC and HCC that relate to HCT's business. Such charges amounted to $129,000 and $39,000, respectively, for the three month periods ended June 30, 1996 and 1995, and $251,000 and $91,000, respectively, for the six month periods ended June 30, 1996 and 1995.

(6)  COMMITMENTS AND CONTINGENCIES

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT prepaid the first year fixed rental payments; such amount, together with all rental payments made during the construction period, were taken as a credit against rent payments as they became due during the first year of operations. For the three month periods ended June 30, 1996 and 1995, HCT expensed $829,000 and $897,000, respectively, in connection with the ground lease. Such expense totaled $1,732,000 and $1,786,000, respectively, during the six month periods ended June 30, 1996 and 1995.

(7)  LITIGATION

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a lawsuit in the United States District Court for the Northern District of Illinois Eastern Division on July 29, 1996 against HCC, one of HCC's subsidiaries and a member of the Pratt Family. PHII alleges, among other things, that HCC has, in opening and operating its Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged

                              HWCC - TUNICA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

in unfair competition and deceptive trade practices. The lawsuit seeks, among other things, cancellation of all of HCC's registrations using the Hollywood Casino name in connection with casino services and affirmation of PHII's right to use Planet Hollywood marks in providing present and future entertainment services, including hotel and casino services. PHII also seeks payment in the amount of profits derived by HCC from its alleged infringement together with other unspecified damages and court costs.

     Given the uncertainties inherent in litigation, no assurance can be given that HCC will prevail in this litigation; however, HCC believes that PHII's claims are without merit and intends to defend its position vigorously. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

     HCT is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCT.

(8)  LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 25-year period representing the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 6); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 25-year useful life of the facility. Accumulated amortization of such land rights amounted to $652,000 and $483,000, respectively, at June 30, 1996 and December 31, 1995.

(9)  RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

HCC GROUP
- ---------
     Selected financial information of the HCC Group is presented below:

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                       -------------------------       ---------------------------
                                           1996          1995            1996             1995
                                       ------------  ------------      ------------   ------------

Casino revenues                        $62,085,000   $55,433,000       $126,970,000   $111,130,000
Other departmental revenues              8,845,000     6,830,000         17,390,000     13,758,000
Less - promotional allowances           (5,809,000)   (3,686,000)       (11,192,000)    (7,678,000)
                                       -----------   -----------       ------------   ------------

  Net revenues                          65,121,000    58,577,000        133,168,000    117,210,000
                                       -----------   -----------       ------------   ------------

Casino expenses                         41,105,000    33,075,000         80,914,000     64,590,000
Other departmental expenses              3,424,000     3,845,000          6,866,000      7,186,000
General and administrative expenses     10,076,000     8,841,000         21,421,000     18,801,000
Depreciation and amortization            5,704,000     5,025,000         11,053,000      9,570,000
Development expenses                       345,000     1,061,000            542,000      2,289,000
                                       -----------   -----------       ------------   ------------

  Total expenses                        60,654,000    51,847,000        120,796,000    102,436,000
                                       -----------   -----------       ------------   ------------

  Income from operations               $ 4,467,000   $ 6,730,000       $ 12,372,000   $ 14,774,000
                                       ===========   ===========       ============   ============

     Net revenues of the HCC Group for the three and six month periods ended June 30, 1996 were $65.1 million and $133.2 million, respectively, an increase of $6.5 million (11.2%) and $16 million (13.6%), respectively, from $58.6 million and $117.2 million during the same periods of 1995. The increases included increases in net revenues at the Aurora Casino of $7.8 million and $16.4 million, respectively, during the second quarter and first six months of 1996 compared to the same periods of 1995 partially offset by decreases at the Tunica Casino of $1.3 million and $490,000, respectively, during the same periods. As explained below, the 1995 expansion of one of the Aurora Casino's two riverboats contributed significantly to the 1996 increase in revenues.

     Operating expenses increased by $8.8 million and $18.4 million, respectively, during the three and six month periods ended June 30, 1996 from $51.8 million and $102.4 million, respectively, during the same periods of 1995, more than offsetting the increase in net revenues. Consequently, overall income from operations for the HCC Group declined (33.6% and 16.3%) during the second quarter and first six months

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

of 1996 compared to same periods of 1995. As a result of the aforementioned expansion, income from operations after management fees at the Aurora Casino improved by $2.3 million and $4.5 million, respectively, during the three and six month periods ended June 30, 1996 compared with 1995; income from operations after consulting fees at the Tunica Casino declined by $4.7 million and $7.2 million, respectively, primarily as a result of increased competition in its market.

AURORA CASINO

     GENERAL

     Income from operations at the Aurora Casino, adjusted to exclude management fees payable to a subsidiary of PHC, amounted to $9.5 million and $21 million, respectively, for the three and six month periods ended June 30, 1996 compared to $6.9 million and $15.9 million, respectively, during the 1995 periods. During the second quarter of 1995, the expansion of one of the Aurora Casino's two existing riverboats was completed, increasing gaming space by approximately 10,000 square feet and slot machine capacity by 34%.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and six month periods ended June 30, 1996 and 1995.


                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                         JUNE 30,                     JUNE 30,
                              ----------------------------   -----------------------------
                                  1996           1995             1996              1995
                              -------------  -------------   --------------   ------------

REVENUES:
  Table games                 $ 13,390,000   $ 13,102,000    $   27,643,000   $ 27,961,000
  Slot machines                 28,177,000     20,610,000        56,091,000     39,571,000
                              ------------   ------------    --------------   ------------

    Total                     $ 41,567,000   $ 33,712,000    $   83,734,000   $ 67,532,000
                              ============   ============    ==============   ============

TABLE GAMES:
  Gross wagering (drop) (1)   $ 76,852,000   $ 73,760,000    $  160,534,000   $149,882,000
  Hold percentages (2):
    HCA                               17.4%          17.8%             17.2%          18.7%
    Other Chicago-area (3)            18.5%          18.5%             19.5%          19.1%

SLOT MACHINES:
  Gross wagering (handle) (1) $507,036,000   $330,464,000    $1,012,210,000   $628,926,000
  Hold percentages (2):
    HCA                                5.6%           6.2%              5.5%           6.3%
    Other Chicago-area (3)             5.7%           5.9%              5.7%           5.9%

_______________________

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

     Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $179.7 million (44.4%) and $393.9 million (50.6%), respectively, during the three and six month periods ended June 30, 1996 compared to the 1995 periods. The overall increase in casino wagering reflects the expanded gaming space, as well as the continuing refinement of the Aurora Casino's marketing strategy, including the growth of its database of Chicago-area patrons and the growth in membership of its patron recognition casino players' card program which identifies higher value patrons.

     The Aurora Casino's increases in table drop and slot machine handle continued into the second quarter of 1996 resulting in increases of 7.1% and 60.9%, respectively, during the six month period ended June 30, 1996 over the same period of 1995. These increases compare favorably with the increases in table drop and slot machine handle for other Chicago-area riverboat operators of
 .6% and 19.6%, respectively. The resulting increase in market share reflects the success of the Aurora Casino's aforementioned expansion project in generating additional casino wagering.

     REVENUES

     Overall, casino revenues increased $7.9 million (23.3%) and $16.2 million (24%), respectively, during the three and six month periods ended June 30, 1996 compared to the same periods of 1995. Table games revenue changed slightly, increasing by $288,000 (2.2%) and decreasing by $318,000 (1.1%), respectively, during the second quarter and first six months of 1996 compared to the same periods of 1995 as the 4.2% and 7.1% increases in drop were offset by decreases in the table game hold percentages to 17.4% and 17.2%, respectively, in 1996 from 17.8% and 18.7%, respectively, in 1995. The $176.6 million (53.4%) and $383.3 million (60.9%) increases in slot machine handle during the second quarter and first six months of 1996, respectively, were partially offset by declines in the slot hold percentages, resulting in 1996 slot machine revenue increases of $7.6 million (36.7%) and $16.5 million (41.7%), respectively, compared to the 1995 periods.

     Food and beverage revenues at the Aurora Casino increased by $977,000 (39%) and $1.9 million (39.9%), respectively, during the three and six month periods ended June 30, 1996 compared to the same periods of 1995 due to increases in patron volume at the Epic Buffet and other food outlets as the result of the expansion of gaming space and increased promotional activity. Other revenues did not change significantly during the three and six month periods ended June 30, 1996 compared to the same periods of 1995.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 67.7% and 66.2%, respectively, during the three and six month

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

periods ended June 30, 1996 and 58.8% and 59.9%, respectively, during the three and six month periods ended June 30, 1995. The increase from the prior year reflects the increase in dining promotional activities.

     DEPARTMENTAL EXPENSES

     Casino expenses increased by $5 million (24.9%) and $10.2 million (25.9%), respectively, during the three and six month periods ended June 30, 1996 over the same periods of 1995. Such increases reflect increases of similar magnitude in casino revenues together with increased promotional activities.

     Food and beverage expenses decreased $246,000 (16%) and $272,000 (9.2%), respectively, during the three and six month periods ended June 30, 1996 compared to the same periods of 1995 due to increased allocation of food and beverage costs to the casino department resulting from the increase in promotional activities discussed above. Although other revenues did not change significantly between the 1996 and 1995 periods, other expenses decreased $88,000 (22.3%) and $64,000 (9.7%), respectively, during the second quarter and first six months of 1996 compared to 1995. Such decreases reflect improved operating margins, primarily in retail merchandise sold. Food and beverage and other services to casino patrons are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

TUNICA CASINO

     GENERAL

     The Tunica Casino sustained a net loss from operations, adjusted to exclude consulting fees payable to a subsidiary of PHC, totaling $724,000 during the second quarter of 1996 compared to income from operations of $4 million during the same period in 1995. For the six month period ended June 30, 1996, income from operations at the Tunica Casino amounted to $1.5 million compared to $8.7 million during the same period of 1995. The decreases result primarily from increased competition in the Tunica market as evidenced by the opening of new casinos in December 1995 and April 1996. The additional competition has resulted in increased marketing and promotional expenditures to protect market share.

     In July 1996, a new casino and hotel property opened north of the Tunica Casino and closer to the primary gaming patron market of Memphis, Tennessee which may intensify competitive pressures in the Tunica market.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and six month periods ended June 30, 1996 and 1995. Published local and state-wide industry information is limited in both detail and availability; accordingly, comparable data for other casino operators is unavailable.

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                 ---------------------------    ---------------------------
                                    1996           1995             1996           1995
                                 ------------   ------------    ------------  ------------
CASINO REVENUES:
  Table games                    $  3,412,000   $  3,982,000    $  7,931,000   $  9,297,000
  Slot machines                    16,826,000     17,426,000      34,760,000     33,633,000
  Poker revenues                      280,000        313,000         545,000        668,000
                                 ------------   ------------    ------------   ------------

    Total                        $ 20,518,000   $ 21,721,000    $ 43,236,000   $ 43,598,000
                                 ============   ============    ============   ============

TABLE GAMES:
  Gross wagering (drop) (1)      $ 20,943,000   $ 17,962,000    $ 42,430,000   $ 40,042,000
  Hold percentage (2)                    16.3%          22.2%           18.7%          23.2%

SLOT MACHINES:
  Gross wagering (handle) (1)    $335,650,000   $341,347,000    $672,128,000   $658,718,000
  Hold percentage (2)                     5.0%           5.1%            5.2%           5.1%

- --------------------
(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle decreased slightly (.8%) during the three month period ended June 30, 1996 and increased slightly (2.3%) during the six month period ended June 30, 1996 as compared to the comparable 1995 periods. During the second quarter of 1996, a decrease in slot machine handle of $5.7 million (1.7%) was partially offset by a an increase in table game drop of $3 million (16.6%). Table game drop and slot machine handle experienced increases of $2.4 million (6%) and $13.4 million (2%), respectively, during the six month period ended June 30, 1996 as compared to 1995.

     During the first quarter of 1996, the Tunica Casino opened its new "Adventure Slots" attraction, a highly themed area of the casino floor which features interactive memorabilia displays and entertainment. Although a significant portion of the casino's slot machine capacity was removed from the casino floor during the first six weeks of 1996 for construction of this new attraction, increased patron volume subsequent to its mid-February opening resulted in an overall increase in slot machine handle of 6% for the first quarter of 1996 compared to the same period of 1995. Such increase was offset during the second quarter by the opening in April 1996 of a fourth casino in the immediate vicinity of the Tunica Casino.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     REVENUES

     Casino revenues decreased $1.2 million (5.5%) during the three month period ended June 30, 1996 compared to the same period of 1995 bringing the six month period ended June 30, 1996 in line with the prior year. Increases in table game drop could not overcome the decreases in hold percentages to 16.3% and 18.7%, respectively, during the second quarter and first six months of 1996 compared to 22.2% and 23.2%, respectively, during the same periods of 1995. The decline in slot machine revenue during the second quarter of 1996 compared to 1995 reflects slight decreases in both slot machine gross wagering and the slot machine hold percentages.

     Rooms revenues did not change significantly during the second quarter of 1996, but increased $126,000 (8.2%) during the six month period ended June 30, 1996 compared to the same period of 1995. Occupancy rates increased from an average of approximately 94.3% in the first half of 1995 to approximately 99.5% in the first half of 1996. Additional rooms have and will continue to become available in August 1996 as the Tunica Casino completes its approximately 350-room hotel tower. Food and beverage revenues increased $1 million (52.1%) and $1.4 million (32%), respectively, during the second quarter and first six months of 1996 compared to the corresponding periods in 1995 due to increased promotional activity related to the opening of the "Adventure Slots" attraction and the advent of additional competition. Other revenues increased $29,000 (10.6%) and $71,000 (13.9%), respectively, during the second quarter and first six months of 1996 compared to 1995 due to improved sales volume in the retail outlets.

          Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues, increased to 66.2% and 64.5%, respectively, during the second quarter and first six months of 1996 compared to 51.2% and 53.7%, respectively, during the same periods in 1995. This change is primarily a result of the increased use of complimentaries and other promotional activities with respect to both the opening of the "Adventure Slots" attraction and in response to increased competition from the opening of the fourth casino discussed above.

     DEPARTMENTAL EXPENSES

     Casino expenses increased $3 million (23.3%) and $6.1 million (24.2%), respectively, during the three and six month periods ended June 30, 1996 compared to the same periods of 1995. Marketing and promotional activities increased in connection with the advent of additional competition and the opening of the "Adventure Slots" attraction, resulting in increased allocations of rooms and food and beverage expenses to the casino department.

     Rooms expense decreased $203,000 (32%) and $344,000 (26.8%), respectively, during the three and six month periods ended June 30, 1996 compared to the same periods of 1995 due to increased allocations to the casino department with respect to promotional activities as discussed above, combined with reductions in certain operating expenses.

     Food and beverage expense did not change significantly during the second quarter of 1996 but increased $145,000 (7.9%) during the six month period ended June 30, 1996 compared to the same periods of 1995. Increased patron volume during the first quarter of 1996 associated with the opening of the "Adventure Slots" attraction was partially offset by increased promotional activity, the cost of which was allocated to the casino

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

department. Other expenses increased $100,000 (43.5%) and $184,000 (42.2%), respectively, during the three and six month periods in 1996 compared to the same periods in 1995 due to increased costs associated with entertainment and increased retail sales. Rooms, food and beverage and other departmental expenses are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

PHC GROUP
- ---------

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

     The PHC Group's net revenues decreased to $75.1 million and $143.5 million, respectively, during the second quarter and first six months of 1996 from $74.8 million and $148 million, respectively, for the second quarter and first six months of 1995 resulting in income for operations of $366,000 during the second quarter of 1996 and a loss from operations of $1.1 million during the six month period ended June 30, 1996. These results compare to income from operations of $9.7 million and $15.7 million, respectively, during the 1995 periods. This decline in operating results is attributable to decreases experienced at the Sands as discussed below.

     The Sands sustained losses from operations of $1.1 million and $5.2 million, respectively, for the three and six month periods ended June 30, 1996 compared to income from operations of $8.6 million and $12.4 million, respectively, reported for the 1995 periods. Operating results were adversely affected by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record winter snowstorms in January and weekend snowstorms in February. These factors, as well as declines in both the table games and slot hold percentages, resulted in three and six month declines in net revenues of .4% and 3.9%, respectively, (to $70.5 million and $133.2 million in 1996 from $70.8 million and $138.6 million in 1995). In addition, marketing and advertising costs increased by $7.3 million and $9.5 million (52.8% and 32.2%), respectively, during the second quarter and first six months of 1996 compared to the same periods of 1995 in response to competitive pressures.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                    JUNE 30,              JUNE 30,
                              -------------------   -------------------
                                1996       1995      1996        1995
                              --------   --------   --------   --------
                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
  Table games                 $ 20,405   $ 24,582   $ 40,580   $ 47,543
  Slot machines                 43,830     40,841     80,271     80,578
  Other (1)                      1,075      1,037      2,064      2,215
                              --------   --------   --------   --------

    Total                     $ 65,310   $ 66,460   $122,915   $130,336
                              ========   ========   ========   ========

TABLE GAMES:
  Gross Wagering
    (Drop) (2)                $148,995   $150,722   $283,383   $293,310
                              ========   ========   ========   ========

   Hold Percentages: (3)
     Sands                        13.7%      16.3%      14.3%      16.2%
     Atlantic City Casino
       Gaming Industry            15.2%      15.9%      15.8%      15.9%

SLOT MACHINES:
  Gross Wagering
    (Handle) (2)              $536,139   $468,469   $975,519   $938,286
                              ========   ========   ========   ========

  Hold Percentage:(3)
    Sands (4)                      8.2%       8.7%       8.2%       8.6%

____________________________

(1)  Consists of revenues from poker and simulcast horse racing wagering.

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

     Table games drop at the Sands declined $1.7 million (1.1%) and $9.9 million (3.4%), respectively, during the three and six month periods ended June 30, 1996 compared with the same periods of 1995. The Sands' decreases compare with increases of 7.4% and 5.6% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.9% and 8% during the three and six month

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

periods ended June 30, 1996 from 8.5% and 8.7% during the same periods of 1995. Table game drop throughout the six month period was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments.

     Slot machine handle increased $67.7 million (14.4%) and $37.2 million (4%) during the three and six month periods ended June 30, 1996 compared with the same periods of 1995. The Sands' increases compare with 7.2% and 7.4% increases in slot machine handle for all other Atlantic City casinos. As a result, the Sands' market share increased to 6.5% from 6.1% during the second quarter of 1996 compared to the same period in 1995; however, its market share decreased to 6.3% from 6.5% during the six months ended June 30, 1996 compared to the same period in 1995. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive programs, which have resulted in significant increases in the number of bus and drive-in patrons for the six months ended June 30, 1996 compared to 1995. The Sands' average number of slot machines increased 1.4% during the first six months of 1996 compared to an increase of 8.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 107,000 square feet of casino space and further contributed to the Sands' decline in market share.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $1.2 million (1.7%) and $7.4 million (5.7%), respectively, for the three and six month periods ended June 30, 1996 compared with the same periods of 1995. Casino revenues were negatively impacted by the decline in table game wagering as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 periods compared to the 1995 periods.

     Rooms revenue did not change significantly during the three and six month periods ended June 30, 1996 compared with 1995. Food and beverage revenues increased $1.5 million (20%) and $2.6 million (16.9%), respectively, for the three and six month periods ended June 30, 1996 compared with the prior year periods primarily as a result of the opening of the Epic Buffet at the Sands during the third quarter of 1995. Other revenues increased $787,000 (26%) and $2 million (28.1%), respectively, during the three and six month periods ended June 30, 1996 compared to the 1995 periods as a result of an increase in theater entertainment revenue at the Sands and increased management fees earned from the Aurora Casino.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs.
As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 57.7% and 58%, respectively, during the three and six month periods ended June 30, 1996 from 59.1% and 59.9% during the second quarter and first six months of 1995. Such decreases are primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands increased $8.4 million (17.2%) and $11.7 million (12%), respectively, during the three and six month periods ended June 30, 1996 compared with 1995. These increases are primarily due to the expansion of various marketing programs, particularly coin incentive programs, in

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

response to competitive pressures. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense.

     Rooms expense decreased $71,000 (5.7%) and $199,000 (8.5%), respectively, during the second quarter and first six months of 1996 as compared to the same periods of 1995 primarily due to increased allocation of rooms expense to casino expense at the Sands as a result of an increase in casino marketing activities relating to rooms. Food and beverage expense increased by $755,000 (31.3%) and $1 million (20.9%), respectively, during the three and six month periods ended June 30, 1996 compared to the same periods in 1995. Increased costs at the Sands associated with the Epic Buffet were partially offset by increases in the casino's food and beverage marketing programs, the costs of which are allocated to the casino department. Other expenses increased $201,000 (18.6%) and $150,000 (6.5%), respectively, during the three and six month periods ended June 30, 1996 compared with 1995 as increases in costs related to theater entertainment at the Sands were partially offset by increased allocations to the casino department, particularly during the first quarter of 1996.

OTHER CONSOLIDATED ITEMS
- ------------------------

     The operating expenses of HCC, exclusive of the Aurora Casino, the Tunica Casino and the Sands, consist primarily of general and administrative expenses and development expenses incurred in connection with the pursuit of additional gaming venues.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $1.1 million (8.3%) during the second quarter of 1996 resulting in a six month increase of $1.3 million (4.6%) as compared with the same periods of 1995. Such increases are primarily due to increased payroll expenses at the Tunica Casino and increased corporate administrative costs.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased $864,000 (8.5%) and $1.8 million (9%), respectively, during the three and six month periods ended June 30, 1996 compared to the 1995 periods primarily due to the expansion of the riverboat at the Aurora Casino during the second quarter of 1995 and the addition of the "Adventure Slots" attraction at the Tunica Casino during the first quarter of 1996.

     DEVELOPMENT EXPENSES

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where additional gaming licenses may be available as well as in those where gaming has not been legalized. Such costs decreased by $716,000 (67.5%) and $1.7 million (76.3%), respectively, during the three and six month periods ended June 30, 1996 compared to 1995 primarily as a result of an overall decrease in suitable venues and projects.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     INTEREST

     Interest income increased $112,000 (13.4%) and $315,000 (19.1%), respectively, for the three and six month periods ended June 30, 1996 compared to 1995 as a result of interest earned on proceeds from the HCC Refinancing, as defined below, which are reserved for specific construction projects.

     Interest expense increased $1.1 million (8.2%) and $2.4 million (9%), respectively, during the three and six month periods ended June 30, 1996 compared to the prior year periods. Substantially all of the interest expense increase was experienced by the HCC Group and is attributable to interest incurred on $210 million of Senior Secured Notes issued during October 1995, partially offset by the elimination of interest from the retirement of previously outstanding debt.

     INCOME TAX BENEFIT (PROVISION)

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $84 million, which do not begin to expire until 1998 and of which approximately $67 million do not begin to expire until the year 2003. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $3 million, many of which expire by the year 2002.

     Based on the operating results of the Aurora Casino and the Tunica Casino since commencement of their operations, management believes that it is more likely than not that future consolidated taxable income will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheets reflect the recording of a net deferred tax asset of $8.1 million as of June 30, 1996 and December 31, 1995. Subject to a "change of control" as discussed below not occurring, the ultimate recognition of this amount of deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $23 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     SEASONALITY

     Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of HCC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser degree than the Sands, and management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. In addition, the operations of the Aurora Casino, the Tunica Casino, and the Sands may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect HCC's casino revenues and overall profitability.

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

HCC GROUP
- ---------

     OPERATING ACTIVITIES

     The operations of the Aurora Casino continue to be the HCC Group's primary source of liquidity and capital resources, having contributed approximately $13.6 million of cash flow from operations during the six month period ended June 30, 1996 after deducting the payment of $5.6 million of management fees to the PHC Group. The Tunica Casino provided $8.5 million of cash from operations during the six month period ended June 30, 1996 after deducting the payment of $600,000 of consulting fees to the PHC Group. The HCC Group's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by the HCC Group consisted primarily of corporate overhead and development costs.

     During the six month period ended June 30, 1996, cash flow from operations, together with cash proceeds from the 1995 debt issue discussed below and existing cash, were used by the HCC Group to fund capital expenditures of approximately $25.5 million, to repay third party indebtedness of approximately $2.8 million and to make payments under capital lease obligations of $1.2 million.

     The HCC Group files its federal income tax return on a consolidated basis with the PHC Group. On such a consolidated basis, HCC and PHC have tax net operating loss carryforwards totaling approximately $84 million and tax credits available totaling approximately $3 million. Due to the availability of such net operating loss and tax credit carryforwards, management presently does not anticipate HCC and its subsidiaries being required to make significant tax payments in the near future. As noted below, the HCC Group has assigned intercompany obligations to the PHC Group in consideration for net operating losses of the PHC Group utilized by the HCC Group.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     FINANCING ACTIVITIES

     During October 1995, the HCC Group completed the refinancing of certain outstanding indebtedness through a public offering of $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to fund development and construction of the "Adventure Slots" attraction and are being used to finance construction of an approximately 350-room hotel tower and related amenities at the Tunica Casino, to fund HCA's required contribution of $4 million for construction of a new 500-space parking garage and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. Neither HCA nor PHC and its subsidiaries are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

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

     In accordance with certain provisions under the indenture to the Senior Secured Notes, HCC may make additional loans to the PHC Group of up to $10 million. During July and August 1996, HCC loaned $6.5 million to the PHC Group for working capital purposes at the Sands. Such loans to the PHC Group accrue interest at the rate of 13 3/4% per annum payable semiannually.

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

     As of June 30, 1996, the HCC Group's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1996 are approximately $3.7 million and $1.5 million, respectively.

     CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

     Capital expenditures at the Aurora Casino for the first six months of 1996 were approximately $1.6 million and management anticipates spending $4.7 million during the remainder of 1996; major projects include construction of a pedestrian bridge to improve access from the existing parking garage to the Pavilion, the completion of an additional dining outlet in the Pavilion and other departmental expenditures.

     HCA has agreed with the City of Aurora and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") to the joint construction by HCA and ACCA of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage will provide additional parking for patrons of the Aurora Casino and will contain approximately 1,500 square feet of retail space. HCA and ACCA will also renovate ACCA's existing North Island Center banquet and meeting facilities, including its food service facilities. Construction commenced in September 1995 and the project is scheduled to be completed in August 1996. Total costs of the project are budgeted at approximately $14.5 million. ACCA financed a portion of the construction costs through an $11.5 million, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10.5 million. HCA committed to fund all remaining construction costs and escrowed $400,000 per month, beginning in September 1995, towards satisfaction of its obligations under the agreement. As of June 30, 1996, $4.3 million was held in escrow for such purposes and is included in Cash Restricted for Construction Projects in the consolidated financial statements. HCA also agreed to make payments to ACCA during construction equal to the financing costs relating to the ACCA industrial revenue bond issue due in July 1996. When complete, the project will be owned by ACCA and operated by HCA pursuant to a 30-year lease with ACCA. HCA will have the right to extend the lease for up to 20 additional years.

     HCA has committed to the City that it will provide a minimum of $2 million in connection with HCA's construction of certain portions of the Aurora riverwalk and other related improvements and amenities. As of June 30, 1996, HCA has spent approximately $1.5 million toward such improvements. The remaining improvements are to be completed within eight months of completion of the parking facility described in the previous paragraph.

     Capital expenditures at the Tunica Casino for the first six months of 1996 amounted to $23.8 million. Of such expenditures, $20.4 million has been spent toward the construction of an adjacent eight-story hotel tower, including approximately 350 additional rooms, additional banquet space, an enclosed pool/atrium and a showroom and $2 million was spent on the construction of the "Adventure Slots" attraction. Planned expenditures for the Tunica facility's ongoing capital improvement program for the remainder of 1996 are approximately $4.9 million and include new signage for the casino entrance, the expansion of certain food and beverage outlets and the renovation of certain slot machine areas. Management also anticipates spending an additional $9.7 million toward completion of the aforementioned hotel tower during the third quarter of 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The Tunica Casino has entered into a partnership agreement providing for the joint construction and ownership of a golf course in conjunction with two other casino operators. Management estimates that its contributions to the partnership will aggregate $1.8 million.

     During November 1995, HCC loaned $10 million of the proceeds from the HCC Refinancing to an unaffiliated gaming company in the form of two $5 million notes (Series A and Series B). The loans earn interest at the rate of prime plus one percent per annum and are payable in quarterly installments of principal and interest commencing in November 1997 with the final payment due in August 2000. All principal payments received are to be applied first to the Series A note. In connection with the loans, HCC received warrants to acquire up to a 10% equity interest in the gaming company at any time between November 15, 1998 and November 15, 2000 at an exercise price of $500,000 per 1/2% interest. Under the terms of the loan agreement, the gaming company may require HCC to exercise warrants to acquire a 5% equity interest on November 15, 1998 at a cost not to exceed $5 million, payable through the reduction of the outstanding principal balance and, to the extent applicable, the forgiveness of accrued interest on the Series B note.

     HCC is pursuing several potential gaming opportunities. HCC intends to finance any future gaming ventures with cash flow from operations, together with private, public or bank financing, including non-recourse project financing.

THE PHC GROUP
- -------------

     OPERATING ACTIVITIES

     During the first six months of 1996, the PHC Group's net cash used in operating activities (after net interest expense and income taxes) amounted to $715,000. The PHC Group receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the six month period ended June 30, 1996 amounted to $5.6 million. During 1994, the PHC Group entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

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

     The PHC Group utilized existing cash together with borrowings on GBHC's short-term credit facility during the six month period ended June 30, 1996 to meet its operating needs, to fund capital additions ($5.3 million) and to make obligatory investments at the Sands ($1.4 million).

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

     FINANCING ACTIVITIES

     During February 1994, the PHC Group completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of the other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During the first six months of 1996, the PHC Group repaid long-term indebtedness of $273,000. Scheduled maturities of long-term debt during the remainder of 1996 are $280,000.

     As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of June 30, 1996, $2 million was outstanding under the line of credit.

     During July and August 1996, the PHC Group borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable semiannually.

     During the second quarter of 1996, HCC rescinded its previously announced proposal which provided for PHC to make a cash tender offer for the approximately one million outstanding shares of PHC common stock not already owned by HCC.

     During the third quarter of 1996, PHC engaged a major Wall Street investment banking firm as its financial advisor to explore strategic transactions regarding the Sands including, among other things, the potential consummation of strategic alliances including joint ventures for the possible expansion of the Sands.

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during the first six months of 1996 totaled $5.3 million, of which capital expenditures at the Sands amounted to approximately $3.7 million. Additional capital expenditures by the PHC Group during the first six months of 1996 included approximately $1.6 million of property improvements at a non-casino hotel property it operates under an agreement with Metroplex Hotel Limited (see Note 5 of Notes to Consolidated Financial Statements of HCC). Management anticipates capital expenditures during the remainder of 1996 will be approximately $2.8 million at the Sands. Projects currently planned during the remainder of 1996 include substantial upgrades and improvements to all rooms at the Sands, including its higher-end suite product.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first six months of 1996 totaled $1.4 million and are anticipated to be approximately $1.8 million during the remainder of 1996.

     PHC has agreed to contribute up to $3.9 million, approximately $2.5 million of which has been paid as of June 30, 1996, as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility in Orlando, Florida. No such payments were required during the six month period ended June 30, 1996; management does not anticipate making any such contributions during the remainder of 1996. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million have been made to date.

PART II:  OTHER INFORMATION
- ---------------------------

The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1996.

EXHIBITS
- --------

10.1 -- Employment Agreement dated May 1, 1996 by and between HCC and Edward T. Pratt III.

SIGNATURES
- ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HOLLYWOOD CASINO CORPORATION


Date:  August 12, 1996                  By: /s/        John C. Hull
       ---------------------------          -----------------------------------
                                                       John C. Hull
                                                Corporate Controller and
                                              Principal Accounting Officer



                                                     HWCC - TUNICA, INC.


Date:  August 12, 1996                  By: /s/        John C. Hull
       ---------------------------          ------------------------------------
                                                       John C. Hull
                                              Principal Accounting Officer