Form 10-Q
period 1996-09-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1996-11-14
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1996
                                 ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------   ---------------------

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
-------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

           DELAWARE                                     75-2352412
             TEXAS                                      75-2513808
-------------------------------------------  ----------------------------------
 (States or other jurisdictions of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.'s)

TWO GALLERIA TOWER, SUITE 2200
    13455 NOEL ROAD, LB 48
         DALLAS, TEXAS                                    75240
-------------------------------------------  ----------------------------------
 (Address of principal executive offices)              (Zip Code)


(Registrants' telephone number, including area code)        (214) 392-7777
                                                      -------------------------

                                (NOT APPLICABLE)
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

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

                                                                Outstanding at
       Registrant                           Class              November 12, 1996
----------------------------  ------------------------------  -----------------
HOLLYWOOD CASINO CORPORATION  COMMON STOCK, $.0001 PAR VALUE  24,719,968 SHARES
      HWCC-TUNICA, INC.        COMMON STOCK, $.01 PAR VALUE      1,000 SHARES

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
------------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------

          Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates riverboat and land-based casino entertainment facilities. Through its subsidiaries, HCC currently owns and operates a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino"); a casino and hotel complex in Tunica County, Mississippi (the "Tunica Casino"); the Sands Hotel and Casino (the "Sands") in Atlantic City, New Jersey; and other hotel properties in the United States, and is actively pursuing potential gaming opportunities in domestic and foreign jurisdictions where gaming is legalized or is being actively considered. Approximately 47% of HCC's outstanding common shares are listed and traded on the NASDAQ under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

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

          The consolidated financial statements and the financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of September 30, 1996, the results of their operations for the three and nine month periods ended September 30, 1996 and 1995 and their cash flows for the nine month periods ended September 30, 1996 and 1995.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1995 Annual Report on Form 10-K.

          A significant portion of HCC's assets relate to the Sands and the Aurora Casino. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser extent than the Sands, and management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. Consequently, the results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                               SEPTEMBER 30,    DECEMBER 31,
                                                    1996            1995
                                               --------------  --------------
Current Assets:
 Cash and cash equivalents                     $  55,182,000   $  56,538,000
 Short-term investment                             2,000,000               -
 Accounts receivable, net of allowances of
  $16,873,000 and $17,675,000, respectively       15,154,000      16,410,000
 Inventories                                       5,075,000       5,837,000
 Prepaid expenses                                  4,112,000       3,530,000
 Deferred income taxes                             7,705,000      10,585,000
 Refundable deposits and other
  current assets                                   1,901,000         950,000
                                               -------------   -------------

  Total current assets                            91,129,000      93,850,000
                                               -------------   -------------

Property and Equipment:
 Land                                             62,450,000      61,643,000
 Buildings and improvements                      302,732,000     255,646,000
 Riverboats and barges                            39,494,000      39,491,000
 Operating equipment                             157,788,000     149,051,000
 Construction in progress                          5,020,000       7,378,000
                                               -------------   -------------

                                                 567,484,000     513,209,000
 Less - accumulated depreciation
  and amortization                              (203,789,000)   (179,073,000)
                                               -------------   -------------

  Net property and equipment                     363,695,000     334,136,000
                                               -------------   -------------

Cash Restricted for Construction Projects            232,000      29,874,000
                                               -------------   -------------

Other Assets:
 Obligatory investments                            5,999,000       5,521,000
 Deferred financing costs                         14,718,000      16,136,000
 Notes receivable                                 10,000,000      19,222,000
 Land rights                                       7,709,000       7,962,000
 Other assets                                      9,906,000       7,762,000
                                               -------------   -------------

  Total other assets                              48,332,000      56,603,000
                                               -------------   -------------

                                               $ 503,388,000   $ 514,463,000
                                               =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                          1996           1995
                                                     --------------  --------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                      $  10,149,000   $   9,325,000
 Short-term credit facilities                            2,000,000               -
 Accounts payable                                       13,884,000      14,054,000
 Accrued liabilities -
  Salaries and wages                                    10,326,000       9,593,000
  Interest                                              20,373,000      16,964,000
  Insurance                                              5,096,000       4,319,000
  Other                                                 11,970,000      10,767,000
 Other current liabilities                               6,693,000       7,331,000
                                                     -------------   -------------

  Total current liabilities                             80,491,000      72,353,000
                                                     -------------   -------------

Long-Term Debt                                         471,261,000     476,829,000
                                                     -------------   -------------

Capital Lease Obligations                               22,098,000      10,693,000
                                                     -------------   -------------

Other Noncurrent Liabilities                            10,102,000      11,821,000
                                                     -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common Stock:
  Class A common stock, $.0001 par value per share;
    50,000,000 shares authorized; 24,720,000 shares
    issued and outstanding                                   2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued               -               -
 Additional paid-in capital                             77,936,000      77,936,000
 Accumulated deficit                                  (158,502,000)   (135,171,000)
                                                     -------------   -------------

  Total shareholders' deficit                          (80,564,000)    (57,233,000)
                                                     -------------   -------------

                                                     $ 503,388,000   $ 514,463,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------
Revenues:
 Casino                                           $124,724,000   $136,020,000
 Rooms                                               5,361,000      4,795,000
 Food and beverage                                  15,973,000     16,287,000
 Other                                               3,488,000      3,527,000
                                                  ------------   ------------

                                                   149,546,000    160,629,000
 Less - promotional allowances                     (13,302,000)   (13,231,000)
                                                  ------------   ------------

   Net revenues                                    136,244,000    147,398,000
                                                  ------------   ------------

Expenses:
 Casino                                             98,977,000     97,837,000
 Rooms                                               1,508,000      1,472,000
 Food and beverage                                   6,054,000      5,370,000
 Other                                               2,625,000      1,360,000
 General and administrative                          9,091,000      9,013,000
 Depreciation and amortization                      10,161,000     10,614,000
 Development                                           179,000        980,000
                                                  ------------   ------------

    Total expenses                                 128,595,000    126,646,000
                                                  ------------   ------------

Income from operations                               7,649,000     20,752,000
                                                  ------------   ------------

Non-operating income (expenses):
 Interest income                                       685,000        788,000
 Interest expense, net of capitalized interest
   of $534,000 in 1996                             (14,524,000)   (13,738,000)
 Loss on assets held for sale                         (635,000)       (74,000)
                                                  ------------   ------------

   Total non-operating expense, net                (14,474,000)   (13,024,000)
                                                  ------------   ------------

(Loss) income before income taxes                   (6,825,000)     7,728,000
Income tax provision                                (1,596,000)      (584,000)
                                                  ------------   ------------

Net (loss) income                                 $ (8,421,000)  $  7,144,000
                                                  ============   ============

 Net (loss) income per common share                      $(.34)          $.29
                                                  ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             ---------------------------
                                                                1996           1995
                                                             ---------------------------
Revenues:
   Casino                                                    $374,609,000   $377,486,000
   Rooms                                                       14,311,000     13,540,000
   Food and beverage                                           46,868,000     41,186,000
   Other                                                       10,480,000      8,937,000
                                                             ------------   ------------

                                                              446,268,000    441,149,000
   Less - promotional allowances                              (38,648,000)   (33,263,000)
                                                             ------------   ------------

       Net revenues                                           407,620,000    407,886,000
                                                             ------------   ------------

Expenses:
   Casino                                                     302,584,000    271,583,000
   Rooms                                                        4,424,000      4,936,000
   Food and beverage                                           15,310,000     14,053,000
   Other                                                        5,382,000      3,864,000
   General and administrative                                  28,217,000     28,250,000
   Depreciation and amortization                               31,797,000     30,472,000
   Development                                                    721,000      3,269,000
                                                             ------------   ------------

       Total expenses                                         388,435,000    356,427,000
                                                             ------------   ------------

Income from operations                                         19,185,000     51,459,000
                                                             ------------   ------------

Non-operating income (expenses):
   Interest income                                              2,653,000      2,441,000
   Interest expense, net of capitalized interest
     of $1,006,000 and $354,000, respectively                 (43,985,000)   (40,791,000)
   Loss on assets held for sale                                  (658,000)      (499,000)
                                                             ------------   ------------

       Total non-operating expense, net                       (41,990,000)   (38,849,000)
                                                             ------------   ------------

(Loss) income before income taxes and extraordinary item      (22,805,000)    12,610,000
Income tax provision                                             (526,000)    (1,025,000)
                                                             ------------   ------------

(Loss) income before extraordinary item                       (23,331,000)    11,585,000
Extraordinary item - loss on early extinguishment of debt               -        (72,000)
                                                             ------------   ------------

Net (loss) income                                            $(23,331,000)  $ 11,513,000
                                                             ------------   ============

Net (loss) income per common share:
 (Loss) income before extraordinary item                            $(.94)          $.46
Extraordinary item                                                      -              -
                                                             ------------   ------------

Net (loss) income per common share                                  $(.94)          $.46
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             ---------------------------
                                                                  1996          1995
                                                             ------------   ------------

OPERATING ACTIVITIES:
  Net (loss) income                                          $(23,331,000)  $ 11,513,000
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Extraordinary item                                                   -         72,000
   Depreciation and amortization, including accretion of
    debt discount                                              32,375,000     30,825,000
   Loss on sale of assets                                         658,000        499,000
   Provision for doubtful accounts                              2,224,000      2,871,000
   Deferred income tax benefit                                     85,000       (930,000)
   Increase in accounts receivable                             (1,014,000)    (2,994,000)
   Net increase (decrease) in accounts payable and
    accrued expenses                                            6,171,000     (1,359,000)
   Net change in other current assets and liabilities          (1,497,000)     2,601,000
   Net change in other noncurrent assets and liabilities         (607,000)    (1,638,000)
                                                             ------------   ------------

     Net cash provided by operating activities                 15,064,000     41,460,000
                                                             ------------   ------------

INVESTING ACTIVITIES:
  Net property and equipment additions                        (48,651,000)   (47,624,000)
  Collections on notes receivable                               9,361,000         77,000
  Proceeds from dispositions of assets                          2,699,000        236,000
  Obligatory investments                                       (2,248,000)    (2,102,000)
  Short-term investment                                        (2,000,000)             -
  Investments in unconsolidated affiliates                              -     (1,125,000)
  Net change in cash restricted for construction projects      29,642,000       (613,000)
                                                             ------------   ------------
  Net cash used in investing activities                       (11,197,000)   (51,151,000)
                                                             ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                        700,000      5,000,000
  Borrowings on credit facilities                               2,000,000              -
  Deferred financing costs                                       (115,000)      (723,000)
  Repayments of long-term debt                                 (5,898,000)    (9,933,000)
  Payments on capital lease obligations                        (1,910,000)    (1,731,000)
                                                             ------------   ------------

     Net cash used in financing activities                     (5,223,000)    (7,387,000)
                                                             ------------   ------------

     Net decrease in cash and cash equivalents                 (1,356,000)   (17,078,000)
      Cash and cash equivalents at beginning of period         56,538,000     66,491,000
                                                             ------------   ------------

      Cash and cash equivalents at end of period             $ 55,182,000   $ 49,413,000
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

      HCC owns all of the outstanding common stock of both Hollywood Casino - Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized during 1990 which owns and operates a 32,100 square foot riverboat gaming operation together with docking and other entertainment facilities under the service mark Hollywood Casino(R) located in Aurora, Illinois (the "Aurora Casino"). HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 506-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi (the "Tunica Casino"). The Aurora Casino and the Tunica Casino commenced operations in June 1993 and August 1994, respectively.

      HCC also owns approximately 80% of the common stock of Pratt Hotel Corporation ("PHC"), also a Delaware corporation. PHC's principal assets are the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"), which is wholly owned by a PHC subsidiary, and management and consulting contracts with the Aurora Casino and the Tunica Casino, respectively. PHC's other operations in the United States, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

      Net (loss) income per common share for all periods is calculated by dividing the net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding. All common stock equivalents are excluded from the calculation of net loss per share for periods during which a loss was incurred as the effect of their inclusion would be antidilutive. Common stock equivalents are included in the calculation of net income per share for periods during which income was realized. The weighted average number of shares of common stock and common stock equivalents outstanding used for earnings per share calculation purposes was 24,720,000 for each of the three and nine month periods ended September 30, 1996 and 24,856,000 and 24,854,000, respectively, for the three and nine month periods ended September 30, 1995.

      The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by HCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

(2)   SHORT-TERM CREDIT FACILITIES

      As of April 30, 1996, a subsidiary of PHC extended $2,000,000 of its bank line of credit until April 30, 1997. As of September 30, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding at December 31, 1995. Borrowings under the line of credit accrue interest at the bank's prime rate plus 3/4% per annum payable monthly and are guaranteed by another subsidiary of PHC. Additionally, the guarantor has pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit; such deposit is presented as a short-term investment in the accompanying consolidated financial statements.

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


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1996           1995
                                                    --------------  ------------

Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
  of discount of $9,334,000 and $9,912,000,
  respectively (a)                                   $200,666,000   $200,088,000
 Term note, due 1997                                    2,188,000      2,300,000
                                                     ------------   ------------

                                                      202,854,000    202,388,000
                                                     ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                            2,973,000      4,402,000
 Equipment loans                                        1,718,000      2,412,000
                                                     ------------   ------------

                                                        4,691,000      6,814,000
                                                     ------------   ------------

Indebtedness of HCT:
 Equipment loans                                                -      1,367,000
                                                     ------------   ------------

PHC indebtedness for which HCC is not obligated:
 10 7/8% first mortgage notes, due 2004 (c)           185,000,000    185,000,000
 11 5/8% senior notes, due 2004 (d)                    85,000,000     85,000,000
 Other                                                  1,742,000      3,342,000
                                                     ------------   ------------

                                                      271,742,000    273,342,000
                                                     ------------   ------------

     Total indebtedness                               479,287,000    483,911,000
  Less - current maturities                            (8,026,000)    (7,082,000)
                                                     ------------   ------------

     Total long-term debt                            $471,261,000   $476,829,000
                                                     ============   ============


____________________________

(a) During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to finance

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     construction of a 352-room hotel tower and related amenities and to fund development and construction of the "Adventure Slots" attraction, a themed gaming area, at the Tunica Casino; to fund HCA's required contribution of $4,000,000 for construction of a new 500-space parking garage (see Note 7); and, to the extent available, for working capital purposes. The unexpended construction funds are included in cash restricted for construction projects in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996.

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

(c) On February 17, 1994, a subsidiary of PHC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date. The 10 7/8% First Mortgage Notes are redeemable at the option of

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

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

     Scheduled payments of long-term debt as of September 30, 1996 are set forth below:


        1996 (three months)    $    841,000
        1997                     10,961,000
        1998                     10,829,000
        1999                     10,074,000
        2000                     10,079,000
        Thereafter              445,837,000
                               ------------

         Total                 $488,621,000
                               ============

     Interest paid, net of capitalized interest, amounted to $40,162,000 and $46,490,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

(4)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first such lease has an initial term of 30 years commencing in June 1993 with the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years will equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

("ACCA") completed the joint construction of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed $400,000 per month, beginning in September 1995, towards satisfaction of its obligations under the agreement. HCA additionally agreed to make payments to ACCA during construction equal to the financing costs due in July 1996 relating to the ACCA industrial revenue bond issue. Such escrow and financing payments were included in cash restricted for construction projects in the accompanying consolidated balance sheet at December 31, 1995. The facility is owned by ACCA and operated by HCA pursuant to a 30-year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years will equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA will pay ACCA base rent equal to $15,000 per month, subject to a credit of up to $615,000 for improvements made to ACCA's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

     HCA also leases certain equipment under capital lease agreements which provide for interest at rates between 11.2% and 14.6% and expire at various dates through 1998. HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997.

     The original cost of HCA's parking garages is included in buildings in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995 in the amounts of $27,476,000 and $10,000,000, respectively. Assets under capital leases with an original cost of $7,143,000 and $7,342,000, are included in operating equipment in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995, respectively. Amortization expense with respect to assets under capital leases amounted to $702,000 and $658,000, respectively, during the three month periods ended September 30, 1996 and 1995 and $2,012,000 and $1,976,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Future minimum lease payments under capital lease obligations as of September 30, 1996 are as follows:

        1996 (three months)                     $  1,156,000
        1997                                       3,744,000
        1998                                       2,494,000
        1999                                       2,457,000
        2000                                       2,483,000
        Thereafter                                29,251,000
                                                ------------

        Total minimum lease payments              41,585,000
        Less amount representing interest        (17,364,000)
                                                ------------
        Present value of future
          minimum lease payments                  24,221,000
        Current capital lease obligations         (2,123,000)
                                                ------------

        Long-term capital lease obligations     $ 22,098,000
                                                ------------

(5)  INCOME TAXES

     Components of HCC's provision for income taxes consist of the following:

                     THREE MONTHS ENDED             NINE MONTHS ENDED
                        SEPTEMBER 30,                 SEPTEMBER 30,
                 --------------------------   ---------------------------
                     1996           1995           1996          1995
                 -----------   ------------   -------------   -----------
Current:
 Federal         $   (72,000)  $          -    $    (72,000)  $  (432,000)
 State            (1,341,000)      (773,000)       (369,000)   (1,523,000)

Deferred:
 Federal                   -              -               -       450,000
 State              (183,000)       189,000         (85,000)      480,000
                  -----------   ------------   ------------   -----------

                  $(1,596,000)  $   (584,000)  $   (526,000)  $(1,025,000)
                  ===========   ============   ============   ===========

     Total state and federal income taxes paid by HCC for the nine month periods ended September 30, 1996 and 1995 amounted to $214,000 and $617,000, respectively.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current annual period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses. Quarterly income tax

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

provisions or benefits are determined by applying the resulting effective income tax rate to the results of operations for the quarter.

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") for federal tax purposes totaling approximately $84,000,000, of which approximately $69,000,000 do not begin to expire until the year 2003. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $3,600,000, many of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Based on the profitable operations of the Aurora Casino since its opening in June 1993, and the profitable operations of the Tunica Casino during 1995 (exclusive of the extraordinary loss resulting from the early extinguishment of debt), management believes that it is more likely than not that future consolidated taxable income will be sufficient to utilize at least a portion of the NOL's and tax credits. Accordingly, a valuation allowance has been established which resulted in the recording of a net deferred tax asset of $8,050,000 at both September 30, 1996 and December 31, 1995.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The components of the net deferred tax asset are as follows:

                                      SEPTEMBER 30,   DECEMBER 31,
                                          1996           1995
                                     --------------  -------------
Deferred tax assets:
 Net operating loss carryforwards     $ 30,883,000   $ 25,316,000
 Allowance for doubtful accounts         7,393,000      7,251,000
 Investment and jobs tax credits         3,598,000      4,417,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures        3,336,000      3,166,000
 Other liabilities and accruals          4,993,000      3,741,000
 Benefits accrual                        1,647,000      1,479,000
 Write off excess of cost of
  investment                             1,543,000      1,543,000
 Other                                   3,186,000      2,276,000
                                      ------------   ------------

  Total deferred tax assets             56,579,000     49,189,000
                                      ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization         (11,464,000)   (10,227,000)
 Amortization of note discount          (3,029,000)    (4,042,000)
 Other                                    (543,000)      (657,000)
                                      ------------   ------------

  Total deferred tax liabilities       (15,036,000)   (14,926,000)
                                      ------------   ------------

Net deferred tax asset                  41,543,000     34,263,000
Valuation allowance                    (33,493,000)   (26,213,000)
                                      ------------   ------------

                                      $  8,050,000   $  8,050,000
                                      ============   ============

(6)  TRANSACTIONS WITH RELATED PARTIES

     PHC operated, prior to its sale in September 1996, the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1996 and 1995, PHC made payments for property improvements under the hotel operating agreement totaling $2,581,000. PHC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts ) amounted to $133,000 during each of the three month periods ended September 30, 1996 and 1995 and $398,000, during each of the nine month periods ended September 30, 1996 and 1995. PHC recorded the note receivable from Metroplex, which accrued interest at the rate of 9 1/2% per annum, at acquisition cost;

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

such note was included in notes receivable in the accompanying consolidated balance sheet at December 31, 1995.

     Upon the sale of the hotel by Metroplex, PHC received proceeds sufficient to repay the third party indebtedness of $1,873,000, recover its $6,750,000 acquisition cost of the underlying indebtedness, recover $2,581,000 of its total investment in property improvements and receive additional cash of approximately $775,000.

     In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charters by third parties. Expenses and commissions charged by the management company under the agreement during the three month periods ended September 30, 1996 and 1995 totaled $154,000 and $125,000, respectively. Such amounts totaled $424,000 and $366,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

(7)  COMMITMENTS AND CONTINGENCIES

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at the option of HCT, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT prepaid the first year fixed rental payments; such amount, together with all rental payments made during the construction period, were taken as a credit against rent payments as they became due during the first year of operations. During the three and nine month periods ended September 30, 1996, HCT expensed $879,000 and $2,611,000, respectively, in connection with the ground lease. Such amounts totaled $962,000 and $2,748,000, respectively, during the three and nine month periods ended September 30, 1995.

(8)  LITIGATION

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Hollywood Defendants"). The Hollywood Defendants filed with the Court on September 18, 1996 as answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants").

     In its lawsuit, PHII alleges, among other things, that HCC and HCA have, in opening and operating their Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants allege, among other things, that the PHII Defendants have, through use of their mark in

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

     Given the uncertainties inherent in litigation, no assurance can be given that HCC and HCA will prevail in this litigation; however, HCC and HCA believe that PHII's claims are without merit and intend to defend their position and pursue their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

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

(10) LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 25-year period representing the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 7); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 25-year useful life of the facility. Accumulated amortization of such land rights amounted to $736,000 and $483,000, respectively, at September 30, 1996 and December 31, 1995.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

     During the period ended September 30, 1996, HCA entered into a capital lease obligation in the original amount of $13,195,000 with respect to a second parking garage (see Note 4). Additional escrowed construction and financing costs totaling $4,281,000 were capitalized as part of the cost of the facility.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     During the second quarter of 1995, HCA acquired certain equipment at a cost of $2,485,000 under financing agreements with a third party vendor (see Note 3).

(12) SUBSEQUENT EVENTS

     During the fourth quarter of 1996, an unconsolidated partnership in which PHC holds a 50% interest entered into a contract for the sale of a hotel in Orlando, Florida subject to a 21-day inspection period by the buyer. Upon completion of the sale, PHC will be required to pay approximately $2,300,000 to retire its share of the underlying indebtedness on the property.

     Also during the fourth quarter of 1996, another unconsolidated partnership in which a PHC subsidiary holds a 50% interest entered into an agreement for the sale of a casino/hotel in San Juan, Puerto Rico owned by the partnership and managed by a PHC subsidiary. PHC will receive a fee with respect to the termination of its management agreement; however, no significant gain or loss is anticipated with respect to the sale transaction.

(13) RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          1996           1995
                                                     --------------  -------------

Current Assets:
 Cash and cash equivalents                            $  9,973,000   $  8,996,000
 Accounts receivable, net of allowances
  of $1,025,000 and $866,000, respectively               2,239,000      2,613,000
 Inventories                                               398,000        482,000
 Deferred income taxes                                   1,434,000        765,000
 Due from affiliates                                       984,000        322,000
 Prepaid expenses and other current assets                 918,000        719,000
                                                      ------------   ------------

  Total current assets                                  15,946,000     13,897,000
                                                      ------------   ------------

Property and Equipment:
 Land improvements                                       2,780,000      2,756,000
 Buildings and improvements                             45,411,000     26,615,000
 Riverboats                                             36,970,000     36,967,000
 Operating equipment                                    30,163,000     27,114,000
 Construction in progress                                  232,000        294,000
                                                      ------------   ------------

                                                       115,556,000     93,746,000
 Less - accumulated depreciation and amortization      (24,973,000)   (17,980,000)
                                                      ------------   ------------

  Net property and equipment                            90,583,000     75,766,000
                                                      ------------   ------------

Cash Restricted for Construction Project                         -      1,955,000
                                                      ------------   ------------

Other Assets                                             1,988,000      1,578,000
                                                      ------------   ------------

                                                      $108,517,000   $ 93,196,000
                                                      ============   ============




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                            SEPTEMBER 30,  DECEMBER 31,
                                                1996           1995
                                            -------------  ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations              $  3,723,000   $ 3,376,000
 Accounts payable                               2,006,000     2,288,000
 Accrued liabilities -
  Salaries and wages                            2,697,000     1,868,000
  Interest                                      2,715,000     1,120,000
  Gaming and other taxes                          502,000       920,000
  Insurance                                     1,392,000       773,000
  Other                                         1,358,000       881,000
 Due to affiliates                              2,040,000     2,324,000
 Other current liabilities                      1,809,000     1,315,000
                                             ------------   -----------

  Total current liabilities                    18,242,000    14,865,000
                                             ------------   -----------

Long-Term Debt                                 40,595,000    42,959,000
                                             ------------   -----------

Capital Lease Obligations                      22,098,000     9,494,000
                                             ------------   -----------

Deferred income taxes                           1,591,000       329,000
                                             ------------   -----------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                    15,000        15,000
 Additional paid-in capital                    24,541,000    24,541,000
 Retained earnings                              1,435,000       993,000
                                             ------------   -----------

  Total shareholder's equity                   25,991,000    25,549,000
                                             ------------   -----------

                                             $108,517,000   $93,196,000
                                             ------------   ===========



     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                      --------------------------
                                          1996          1995
                                      ------------  ------------

Revenues:
 Casino                               $37,609,000   $40,185,000
 Food and beverage                      3,487,000     3,487,000
 Other                                  1,231,000     1,564,000
                                      -----------   -----------

                                       42,327,000    45,236,000
 Less - promotional allowances         (2,995,000)   (3,271,000)
                                      -----------   -----------

 Net revenues                          39,332,000    41,965,000
                                      -----------   -----------

Expenses:
 Casino                                26,916,000    26,374,000
 Food and beverage                      1,531,000     1,173,000
 Other                                    472,000       172,000
 General and administrative             3,706,000     4,144,000
 Depreciation and amortization          1,902,000     2,504,000
                                      -----------   -----------

  Total expenses                       34,527,000    34,367,000
                                      -----------   -----------

Income from operations                  4,805,000     7,598,000
                                      -----------   -----------

Non-operating income (expense):
 Interest income                           27,000        35,000
 Interest expense                      (1,729,000)   (1,780,000)
                                      -----------   -----------

  Total non-operating expense, net     (1,702,000)   (1,745,000)
                                      -----------   -----------

Income before income taxes              3,103,000     5,853,000

Income tax provision                   (1,195,000)   (2,340,000)
                                      -----------   -----------

Net income                            $ 1,908,000   $ 3,513,000
                                      ===========   ===========


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                         ----------------------------
                                             1996           1995
                                         -------------  -------------

Revenues:
 Casino                                  $121,343,000   $107,717,000
 Food and beverage                         10,281,000      8,343,000
 Other                                      3,368,000      3,654,000
                                         ------------   ------------

                                          134,992,000    119,714,000
 Less - promotional allowances             (8,906,000)    (7,432,000)
                                         ------------   ------------

 Net revenues                             126,086,000    112,282,000
                                         ------------   ------------

Expenses:
 Casino                                    82,864,000     70,906,000
 Food and beverage                          3,315,000      3,574,000
 Other                                        504,000        379,000
 General and administrative                11,089,000     11,101,000
 Depreciation and amortization              6,993,000      6,638,000
                                         ------------   ------------

  Total expenses                          104,765,000     92,598,000
                                         ------------   ------------

Income from operations                     21,321,000     19,684,000
                                         ------------   ------------

Non-operating income (expense):
 Interest income                              148,000        237,000
 Interest expense, net of capitalized
  interest of $354,000 in 1995             (4,906,000)    (4,810,000)
 Loss on sale of assets                             -        (65,000)
                                         ------------   ------------

  Total non-operating expense, net         (4,758,000)    (4,638,000)
                                         ------------   ------------

Income before income taxes                 16,563,000     15,046,000

Income tax provision                       (6,081,000)    (5,676,000)
                                         ------------   ------------

Net income                               $ 10,482,000   $  9,370,000
                                         ============   ============


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             ---------------------------
                                                                  1996          1995
                                                             ------------   ------------
OPERATING ACTIVITIES:
  Net income                                                 $ 10,482,000   $  9,370,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Loss on sale of assets                                               -         65,000
   Depreciation and amortization                                6,993,000      6,638,000
   Provision for doubtful accounts                                270,000        264,000
   Deferred income tax provision                                  595,000        481,000
   Decrease (increase) in receivables                             104,000       (567,000)
   Increase in accounts payable and accrued liabilities         2,820,000      2,727,000
   (Decrease) increase in due to affiliates                      (946,000)        94,000
   Net change in other current assets and liabilities             379,000      2,652,000
   Net change in other assets and liabilities                    (412,000)      (474,000)
                                                             ------------   ------------

  Net cash provided by operating activities                    20,285,000     21,250,000
                                                             ------------   ------------
INVESTING ACTIVITIES:
  Net property and equipment additions                         (8,615,000)   (27,433,000)
  Net change in cash restricted for construction projects       1,955,000       (613,000)
                                                             ------------   ------------

  Net cash used in investing activities                        (6,660,000)   (28,046,000)
                                                             ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                        -      5,000,000
  Repayments of debt                                           (2,123,000)      (544,000)
  Payments on capital lease obligations                          (485,000)      (597,000)
  Capital contributions                                                 -      6,000,000
  Dividends                                                   (10,040,000)    (5,334,000)
                                                             ------------   ------------

  Net cash (used in) provided by financing activities         (12,648,000)     4,525,000
                                                             ------------   ------------

  Net increase (decrease) in cash and cash equivalents            977,000     (2,271,000)

  Cash and cash equivalents at beginning of period              8,996,000     10,987,000
                                                             ------------   ------------

  Cash and cash equivalents at end of period                 $  9,973,000   $  8,716,000
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

     The Aurora Casino consists of two, four-level riverboats having a combined casino space of approximately 32,000 square feet and a four-level pavilion and docking facility which houses ticketing, food service, passenger waiting and various administrative functions. The Aurora Casino also includes two parking structures with approximately 1,340 parking spaces which are leased by HCA under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes (see Note 3).

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     The financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be achieved for the year ended December 31, 1996.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     HCA's long-term indebtedness consists of the following:

                                          SEPTEMBER 30,   DECEMBER 31,
                                               1996           1995
                                          --------------  -------------

12 3/4% Promissory Note to HCC, due on
  November 1, 2003 (a)                      $39,007,000    $39,007,000
 Promissory note to bank (b)                  2,973,000      4,402,000
 Equipment loans (c)                          1,718,000      2,412,000
                                            -----------    -----------

 Total indebtedness                          43,698,000     45,821,000
 Less current maturities                     (3,103,000)    (2,862,000)
                                            -----------    -----------

 Total long-term debt                       $40,595,000    $42,959,000
                                            ===========    ===========


_________________

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

     As of September 30, 1996, future maturities of long-term debt are as follows:

        1996 (three months)    $   746,000
        1997                     5,684,000
        1998                     5,761,000
        1999                     5,000,000
        2000                     5,000,000
        Thereafter              21,507,000
                               -----------

                               $43,698,000
                               ===========

     Interest paid, net of amounts capitalized, for the nine month periods ended September 30, 1996 and 1995 amounted to $3,311,000 and $3,187,000, respectively.

(3)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first such lease has an initial term of 30 years commencing in June 1993 with the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years will equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed $400,000 per month, beginning in September 1995, towards satisfaction of its obligations under the agreement. HCA additionally agreed to make payments to ACCA during construction equal to the financing costs due in July 1996 relating to the ACCA industrial revenue bond issue. Such escrow and financing payments were included in cash restricted for construction projects in the accompanying balance sheet at December 31, 1995. The facility is owned by ACCA and operated by HCA pursuant to a 30-year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years will equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA will pay ACCA base rent equal to $15,000 per month, subject to a credit of up to $615,000 for improvements made to ACCA's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     HCA also leases certain equipment under capital lease agreements which provide for interest at rates between 11.2% and 14.6% and expire at various dates through 1998.

     The original cost of HCA's parking garages is included in buildings and improvements in the accompanying balance sheets at September 30, 1996 and December 31, 1995 in the amount of $27,476,000 and $10,000,000, respectively. Assets under capital leases with an original cost of $2,329,000 are included in operating equipment in the accompanying balance sheets at September 30, 1996 and December 31, 1995. Amortization expense with respect to assets under capital leases amounted to $311,000 and $262,000, respectively, during each of the three month periods ended September 30, 1996 and 1995 and $837,000 and $788,000, respectively, during each of the nine month periods ended September 30, 1996 and 1995.

     Future minimum lease payments under capital lease obligations as of September 30, 1996 are as follows:

     1996 (three months)                   $    821,000
     1997                                     2,489,000
     1998                                     2,494,000
     1999                                     2,457,000
     2000                                     2,483,000
     Thereafter                              29,251,000
                                           ------------

     Total minimum lease payments            39,995,000
     Less amount representing interest      (17,277,000)
                                           ------------

     Present value of future minimum
      lease payments                         22,718,000
     Current capital lease obligations         (620,000)
                                           ------------

     Long-term capital lease obligations   $ 22,098,000
                                           ============

(4)  INCOME TAXES

      Components of HCA's provision for income taxes consist of the following:

                         THREE MONTHS ENDED          NINE MONTHS ENDED
                            SEPTEMBER 30,              SEPTEMBER 30,
                      -------------------------   -------------------------
                          1996          1995           1996         1995
                      -----------   -----------   -----------   -----------
 Current:
  Federal             $  (723,000)  $(2,135,000)  $(5,185,000)  $(4,920,000)
  State                   (41,000)     (113,000)     (301,000)     (275,000)
 Deferred:
  Federal                (407,000)      (87,000)     (562,000)     (455,000)
  State                   (24,000)       (5,000)      (33,000)      (26,000)
                      -----------   -----------   -----------   -----------

                      $(1,195,000)  $(2,340,000)  $(6,081,000)  $(5,676,000)
                      ===========   ===========   ===========   ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal taxes totaling $5,924,000 and $2,940,000, respectively, during the nine month periods ended September 30, 1996 and 1995. State taxes totaling $28,000 and $100,000, respectively, were paid during the nine month periods ended September 30, 1996 and 1995. State income tax refunds totaling $182,000 were received during the nine month period ended September 30, 1995. Deferred taxes are computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

     The components of HCA's net deferred tax (liability) asset are as follows:

                                      SEPTEMBER 30,   DECEMBER 31,
                                           1996           1995
                                      --------------  -------------

Deferred tax assets:
 Allowance for doubtful accounts        $   372,000      $ 314,000
 Other liabilities and reserves           1,062,000        451,000
                                        -----------      ---------

  Total deferred tax assets               1,434,000        765,000
                                        -----------      ---------

Deferred tax liabilities:
 Depreciation and amortization           (1,591,000)      (329,000)
                                        -----------      ---------

Net deferred tax (liability) asset      $  (157,000)     $ 436,000
                                        ===========      =========

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. The net deferred tax asset has been reflected in the accompanying balance sheets at September 30, 1996 and December 31, 1995 with no reduction for valuation allowances as management believes that it is more likely than not that future earnings will be sufficient to utilize such tax benefits.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     Receivables and payables in connection with the aforementioned tax allocation agreements at September 30, 1996 and December 31, 1995 are as follows:


                                   SEPTEMBER 30,  DECEMBER 31,
                                       1996          1995
                                   ------------  ------------

Deferred income tax assets         $ 1,355,000   $ 739,000
Due from affiliates                    973,000     237,000
Deferred income tax liabilities     (1,489,000)   (311,000)


(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a management services contract, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership wholly owned by PHC. The base management fee is equal to 5% of operating revenues (as defined in the management services contract) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the management services agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,339,000 and $2,716,000, respectively, during the three month periods ended September 30, 1996 and 1995 and $6,810,000 and $6,588,000, respectively, during the nine month periods ended September 30, 1996 and 1995. Management and incentive fees payable at September 30, 1996 and December 31, 1995 were $1,864,000 and $2,177,000, respectively.

     HCA incurred interest with respect to its 12 3/4% and 14% promissory notes payable to HCC (see Note 2). Such interest amounted to $1,243,000 and $1,395,000, respectively, for the three month periods ended September 30, 1996 and 1995 and $3,730,000 and $4,141,000, respectively, for the nine month periods ended September 30, 1996 and 1995. Interest payable to HCC on such notes amounted to $2,293,000 and $1,022,000, respectively, at September 30, 1996 and December 31, 1995 and is included in accrued interest payable in the accompanying balance sheets.

     HCA has acquired computer software and hardware and has been allocated certain expenses, including legal, financing and payroll expenses from HCC and its subsidiaries. During the three month periods ended September 30, 1996 and 1995, such transactions totaled $294,000 and $152,000, respectively. Such transactions totaled $785,000 and $1,047,000, respectively, during the nine month periods ended September 30, 1996 and 1995. At September 30, 1996 and December 31, 1995, HCA had payables amounting to $177,000 and $130,000, respectively, in connection with such charges.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(6)  LITIGATION

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Hollywood Defendants"). The Hollywood Defendants filed with the Court on September 18, 1996 as answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants").

     In its lawsuit, PHII alleges, among other things, that HCC and HCA have, in opening and operating their Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants allege, among other things, that the PHII Defendants have, through use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

     Given the uncertainties inherent in litigation, no assurance can be given that HCC and HCA will prevail in this litigation; however, HCC and HCA believe that PHII's claims are without merit and intend to defend their position and pursue their counterclaims vigorously. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

     HCA is also a party in various legal proceedings with respect to the conduct of casino operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCA.

(7)  SUPPLEMENTAL CASH FLOW INFORMATION

     During the period ended September 30, 1996, HCA entered into a capital lease obligation in the original amount of $13,195,000 with respect to a second parking garage (see Note 3). Additional escrowed construction and financing costs totaling $4,281,000 were capitalized as part of the cost of the facility.

     During the second quarter of 1995, HCA acquired certain equipment at a cost of $2,485,000 under financing agreements with a third party vendor (see Note 2).

(8)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of department allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1996           1995
                                                    --------------  -------------
Current Assets:
 Cash and cash equivalents                           $ 10,594,000   $ 11,529,000
 Accounts receivable, net of allowances of
  $560,000 and $313,000, respectively                   1,501,000      1,428,000
 Inventories                                              653,000        883,000
 Deferred income taxes                                    386,000        488,000
 Prepaid expenses and other current assets                911,000        705,000
                                                     ------------   ------------

  Total current assets                                 14,045,000     15,033,000
                                                     ------------   ------------

Property and Equipment:
 Land and improvements                                  2,956,000      3,037,000
 Buildings                                             71,907,000     44,048,000
 Barges                                                 2,524,000      2,524,000
 Operating equipment                                   33,807,000     26,360,000
 Construction in progress                               1,595,000      4,504,000
                                                     ------------   ------------

                                                      112,789,000     80,473,000
  Less - accumulated depreciation and amortization    (19,582,000)   (12,178,000)
                                                     ------------   ------------

 Net property and equipment                            93,207,000     68,295,000
                                                     ------------   ------------

Cash Restricted for Construction Project                  232,000     27,919,000
                                                     ------------   ------------

Other Assets:
 Land rights                                            7,709,000      7,962,000
 Other assets                                           3,393,000      3,031,000
                                                     ------------   ------------

  Total other assets                                   11,102,000     10,993,000
                                                     ------------   ------------

                                                     $118,586,000   $122,240,000
                                                     ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          1996           1995
                                                     --------------  -------------
Current Liabilities:
 Current maturities of long-term debt and capital
  lease obligations                                   $  1,503,000   $  3,096,000
 Accounts payable                                        2,985,000      2,128,000
 Accrued liabilities -
  Salaries and wages                                     2,008,000      1,630,000
  Interest                                               4,941,000      2,203,000
  Gaming and other taxes                                   867,000        519,000
  Insurance                                                684,000      1,207,000
  Other                                                  1,688,000      1,603,000
 Other current liabilities                                 783,000      1,096,000
                                                      ------------   ------------

 Total current liabilities                              15,459,000     13,482,000
                                                      ------------   ------------

Long-Term Debt                                          84,045,000     84,045,000
                                                      ------------   ------------

Capital Lease Obligations                                        -      1,199,000
                                                      ------------   ------------

Other Noncurrent Liabilities                                     -         88,000
                                                      ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                            -              -
 Additional paid-in capital                             34,637,000     34,637,000
 Accumulated deficit                                   (15,555,000)   (11,211,000)
                                                      ------------   ------------

  Total shareholder's equity                            19,082,000     23,426,000
                                                      ------------   ------------

                                                      $118,586,000   $122,240,000
                                                      ============   ============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                         -------------------------
                                             1996         1995
                                         -----------   -----------
Revenues:
 Casino                                  $21,295,000   $23,600,000
 Rooms                                     1,544,000       857,000
 Food and beverage                         2,954,000     2,514,000
 Other                                       261,000       293,000
                                         -----------   -----------

                                          26,054,000    27,264,000
 Less - promotional allowances            (2,845,000)   (2,047,000)
                                         -----------   -----------

  Net revenues                            23,209,000    25,217,000
                                         -----------   -----------

Expenses:
 Casino                                   15,821,000    15,465,000
 Rooms                                       465,000       376,000
 Food and beverage                           918,000       694,000
 Other                                       324,000       353,000
 General and administrative                1,585,000     1,544,000
 Depreciation and amortization             2,767,000     2,800,000
                                         -----------   -----------

  Total expenses                          21,880,000    21,232,000
                                         -----------   -----------

Income from operations                     1,329,000     3,985,000
                                         -----------   -----------

Non-operating income (expenses):
 Interest income                             122,000       109,000
 Interest expense, net of capitalized
  interest of $534,000 in 1996            (2,210,000)   (2,639,000)
 Loss on assets held for sale                (10,000)     (130,000)
                                         -----------   -----------

  Total non-operating expense, net        (2,098,000)   (2,660,000)
                                         -----------   -----------

(Loss) income before income taxes           (769,000)    1,325,000
Income taxes                                       -             -
                                         -----------   -----------

Net (loss) income                        $  (769,000)  $ 1,325,000
                                         ===========   ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                           -------------------------
                                                1996        1995
                                           -----------   -----------
Revenues:
 Casino                                    $64,531,000   $67,198,000
 Rooms                                       3,204,000     2,391,000
 Food and beverage                           8,894,000     7,015,000
 Other                                         843,000       804,000
                                           -----------   -----------

                                            77,472,000    77,408,000
 Less - promotional allowances              (8,126,000)   (5,564,000)
                                           -----------   -----------

  Net revenues                              69,346,000    71,844,000
                                           -----------   -----------

Expenses:
 Casino                                     50,564,000    43,617,000
 Rooms                                         780,000     1,210,000
 Food and beverage                           2,246,000     1,978,000
 Other                                         958,000       800,000
 General and administrative                  4,479,000     4,337,000
 Depreciation and amortization               8,108,000     7,827,000
                                           -----------   -----------

  Total expenses                            67,135,000    59,769,000
                                           -----------   -----------

Income from operations                       2,211,000    12,075,000
                                           -----------   -----------

Non-operating income (expenses):
 Interest income                               806,000       251,000
 Interest expense, net of capitalized
  interest of $1,006,000 in 1996            (7,316,000)   (8,028,000)
 Loss on assets held for sale                  (45,000)     (490,000)
                                           -----------   -----------

  Total non-operating expense, net          (6,555,000)   (8,267,000)
                                           -----------   -----------

(Loss) income before income taxes and
 extraordinary item                         (4,344,000)    3,808,000
Income taxes                                         -             -
                                           -----------   -----------

(Loss) income before extraordinary item     (4,344,000)    3,808,000

Extraordinary item:
 Loss on early extinguishment of debt                -       (72,000)
                                           -----------   -----------

Net (loss) income                          $(4,344,000)  $ 3,736,000
                                           ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ---------------------------
                                                               1996           1995
                                                           ------------   ------------
OPERATING ACTIVITIES:
  Net (loss) income                                        $ (4,344,000)  $  3,736,000
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Extraordinary item                                                -         72,000
    Depreciation and amortization                             8,108,000      7,827,000
    Loss on assets held for sale                                 45,000        490,000
    Deferred income tax benefit                                       -         (7,000)
    Provision for doubtful accounts                             392,000        344,000
    Increase in accounts receivable                            (465,000)    (1,080,000)
    Increase in accounts payable and accrued expenses         3,883,000        233,000
    Net change in other current assets and liabilities         (794,000)       538,000
    Net change in other noncurrent assets and liabilities        (2,000)      (909,000)
                                                           ------------   ------------

        Net cash provided by operating activities             6,823,000     11,244,000
                                                           ------------   ------------

INVESTING ACTIVITIES:
  Net property and equipment additions                      (32,758,000)    (3,679,000)
  Proceeds from dispositions of assets                          105,000        180,000
  Decrease in cash restricted for construction projects      27,687,000              -
                                                           ------------   ------------

    Net cash used in investing activities                    (4,966,000)    (3,499,000)
                                                           ------------   ------------

FINANCING ACTIVITIES:
  Repayments of long-term debt                               (1,367,000)    (8,910,000)
  Payments on capital lease obligations                      (1,425,000)    (1,134,000)
                                                           ------------   ------------

    Net cash used in financing activities                    (2,792,000)   (10,044,000)
                                                           ------------   ------------

    Net decrease in cash and cash equivalents                  (935,000)    (2,299,000)
        Cash and cash equivalents at beginning of period     11,529,000     12,660,000
                                                           ------------   ------------

        Cash and cash equivalents at end of period         $ 10,594,000   $ 10,361,000
                                                           ============   ============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 27 miles southwest of Memphis, Tennessee. The completed facility (the "Tunica Casino") which currently includes a casino with 54,000 square feet of gaming space, 506 hotel rooms and suites and related amenities, commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 17, 1997.

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). Golf, a Delaware corporation, was formed in 1996 to own an interest in as yet undeveloped golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. All significant intercompany balances have been eliminated in consolidation.

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

     The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                               SEPTEMBER 30,  DECEMBER 31,
                                   1996          1995
                               ------------ -------------


Promissory notes to HCC (a)    $84,045,000   $84,045,000
Equipment loans (b)                      -     1,367,000
                               -----------   -----------

   Total indebtedness           84,045,000    85,412,000
 Less - current maturities               -    (1,367,000)
                               -----------   -----------

   Total long-term debt        $84,045,000   $84,045,000
                               ===========   ===========

______________________

(a) During October 1995, HCC loaned $54,045,000 to HCT to repay its outstanding mortgage indebtedness together with the associated call premium and certain accrued interest thereon, and loaned an additional $30,000,000 to HCT to be used to (i) finance construction of a 352-room hotel tower and related amenities and (ii) to fund development and construction of a themed gaming area, the "Adventure Slots" attraction. Such intercompany loans were made with a portion of the note proceeds from HCC's issue of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. The unexpended portion of the construction loan is included in cash restricted for construction projects in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995. Interest on the loans from HCC accrues at the rate of 12 3/4% per annum and is payable semiannually on April 15 and October 15 of each year commencing on April 15, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and other future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (iii) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

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

     Scheduled payments of long-term debt as of September 30, 1996 are $84,045,000 in 2003.

     Interest paid, net of amounts capitalized, amounted to $4,578,000 and $8,609,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

(3)  CAPITAL LEASES

     HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997. Assets under capital leases with an original cost of $4,814,000 and $5,013,000 are included in operating equipment in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995, respectively. Amortization expense was $391,000 and $396,000, respectively, for the three month periods ended September 30, 1996 and 1995 and $1,175,000 and $1,188,000, respectively, for the nine month periods ended September 30, 1996 and 1995. Accumulated amortization at September 30, 1996 and December 31, 1995 with respect to these assets amounted to $3,247,000 and $2,174,000, respectively.

     Future minimum lease payments under capital lease obligations as of September 30, 1996 are as follows:

        1996 (three months)                   $   335,000
        1997                                    1,255,000
                                              -----------

        Total minimum lease payments            1,590,000
        Less amount representing interest         (87,000)
                                              -----------
        Present value of future minimum
        lease payments                          1,503,000
        Current capital lease obligation       (1,503,000)
                                              -----------

        Long-term capital lease obligation    $        -
                                              ===========

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(4)  INCOME TAXES

     Components of HCT's benefit for income taxes for the three and nine month periods ended September 30, 1996 and 1995 consist of the following:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                      --------------------  ---------------------
                                        1996      1995        1996        1995
                                      --------  ----------  --------   ----------
Benefit in lieu of (provision for)
 federal income taxes:
 Current                              $      -  $ 190,000   $      -   $  61,000
 Deferred                                    -   (190,000)         -     (61,000)
                                      --------  ---------   --------   ---------
                                      $      -  $       -   $      -   $       -
                                      ========  =========   ========   =========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no state or federal income taxes during either of the nine month periods ended September 30, 1996 or 1995.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

     HCT has tax net operating loss carryforwards ("NOL's") totaling approximately $17,000,000, which do not begin to expire until the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the profitable operations of HCT in 1995, exclusive of the extraordinary loss resulting from the early extinguishment of debt, management believes that it is more likely than not that future taxable income will be sufficient to utilize at least a portion of the NOL's and deferred tax assets. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $1,037,000 at both September 30, 1996 and December 31, 1995. The ultimate recognition of this amount of deferred tax assets is dependent on HCT's ability to generate approximately $3 million of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     The components of the deferred tax asset are as follows:

                                            SEPTEMBER 30,   DECEMBER 31,
                                                1996           1995
                                           --------------  -------------
     Deferred tax assets:
       Net operating loss carryforwards      $ 5,680,000    $ 3,884,000
       Allowance for doubtful accounts           190,000        106,000
       Other liabilities and accruals            837,000        758,000
                                             -----------    -----------

         Total deferred tax assets             6,707,000      4,748,000

     Deferred tax liabilities:
       Depreciation and amortization          (1,164,000)      (711,000)
                                             -----------    -----------

     Net deferred tax asset                    5,543,000      4,037,000
     Valuation allowance                      (4,506,000)    (3,000,000)
                                             -----------    -----------

                                             $ 1,037,000    $ 1,037,000
                                             ===========    ===========

     Receivables and payables in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:


                                SEPTEMBER 30,  DECEMBER 31,
                                    1996           1995
                                -------------  ------------

     Deferred income taxes           $386,000      $488,000
     Other noncurrent assets          651,000       549,000


(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 for each of the three month periods ended September 30, 1996 and 1995 and $900,000 for each of the nine month periods ended September 30, 1996 and 1995.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994. The agreement has a term of three years and provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $30,000 a month. HCT also reimburses ACSC for its direct costs and expenses

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

incurred under this agreement. Total charges incurred under such agreement amounted to $97,000 and $171,000, respectively, for the three month periods ended September 30, 1996 and 1995, and $409,000 and $429,000, respectively, for the nine month periods ended September 30, 1996 and 1995.

     Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performs certain administrative and marketing services on behalf of HCT. During the three month periods ended September 30, 1996 and 1995, fees charged to HCT by GBHC totaled $203,000 and $70,000, respectively. Such fees totaled $490,000 and $298,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

     During the first quarter of 1995, HCT purchased certain memorabilia items as well as property and equipment from another HCC subsidiary at an aggregate cost of $171,000. The acquisition cost represents the affiliate's basis in such items. The assets acquired are included in property and equipment ($23,000) and other assets ($148,000) in the accompanying consolidated balance sheets as of September 30, 1996 and December 31, 1995.

     HCT is charged for certain legal, accounting, and other expenses incurred by PHC and HCC that relate to HCT's business. Such charges amounted to $146,000 and $205,000, respectively, for the three month periods ended September 30, 1996 and 1995, and $397,000 and $432,000, respectively, for the nine month periods ended September 30, 1996 and 1995.

(6)  COMMITMENTS AND CONTINGENCIES

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT prepaid the first year fixed rental payments; such amount, together with all rental payments made during the construction period, were taken as a credit against rent payments as they became due during the first year of operations. For the three month periods ended September 30, 1996 and 1995, HCT expensed $879,000 and $962,000, respectively, in connection with the ground lease. Such expense totaled $2,611,000 and $2,748,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

(7)  LITIGATION

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Hollywood Defendants"). The Hollywood Defendants filed with the

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

Court on September 18, 1996 as answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants").

     In its lawsuit, PHII alleges, among other things, that HCC and HCA have, in opening and operating their Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants allege, among other things, that the PHII Defendants have, through use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

     Although HCT is not a named party in this legislation, the lawsuit seeks, among other things, cancellation of all of HCC's registrations using the Hollywood Casino name in connection with casino services. Given the uncertainties inherent in litigation, no assurance can be given that HCC and HCA will prevail in this litigation; however, HCC and HCA believe that PHII's claims are without merit and intend to defend their position and pursue their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

     HCT is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCT.

(8)  LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 25-year period representing the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 6); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 25-year useful life of the facility. Accumulated amortization of such land rights amounted to $736,000 and $483,000, respectively, at September 30, 1996 and December 31, 1995.

(9)  RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated 1995 financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

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

RESULTS OF OPERATIONS

HCC GROUP
---------

     Selected financial information of the HCC Group is presented below:

                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30,         SEPTEMBER 30,
                                 ------------------    -----------------
                                    1996      1995       1996      1995
                                    ----      ----       ----      ----
                                                (in thousands)

Casino revenues                        $58,904   $63,785   $185,874   $174,915
Other departmental revenues              9,671     8,762     27,061     22,520
Less - promotional allowances           (5,840)   (5,318)   (17,032)   (12,996)
                                       -------   -------   --------   --------

           Net revenues                 62,735    67,229    195,903    184,439
                                       -------   -------   --------   --------

Casino expenses                         42,737    41,839    133,428    114,523
Other departmental expenses              3,798     2,700      7,950      7,901
General and administrative expenses      7,413     7,330     21,771     20,022
Depreciation and amortization            4,981     5,510     16,034     15,080
Development expenses                       179       980        721      3,269
                                       -------   -------   --------   --------

           Total expenses               59,108    58,359    179,904    160,795
                                       -------   -------   --------   --------

           Income from operations      $ 3,627   $ 8,870   $ 15,999   $ 23,644
                                       =======   =======   --------   ========

     Net revenues of the HCC Group for the three and nine month periods ended September 30, 1996 were $62.7 million and $195.9 million, respectively, a decrease of $4.5 million (6.7%) and an increase of $11.5 million (6.2%), respectively, from $67.2 million and $184.4 million during the same periods of 1995. The changes included a decrease in net revenues at the Aurora Casino of $2.6 million during the third quarter and an increase of $13.8 million during the first nine months of 1996 compared to the same periods of 1995 together with decreases at the Tunica Casino of $2 million and $2.5 million, respectively, during the same periods. As explained below, the 1995 expansion of one of the Aurora Casino's two riverboats contributed significantly to the nine month 1996 increase in revenues. Area flooding and the opening of three riverboat gaming operations in northern Indiana during the third quarter of 1996 had a negative impact on the Aurora Casino's revenues.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Operating expenses increased by $749,000 and $19.1 million, respectively, during the three and nine month periods ended September 30, 1996 from $58.4 million and $160.8 million, respectively, during the same periods of 1995. Consequently, overall income from operations for the HCC Group declined (59.1% and 32.3%) during the third quarter and first nine months of 1996 compared to same periods of 1995. Income from operations after management fees at the Aurora Casino declined by $2.8 million during the three month period ended September 30, 1996 compared with 1995 as a result of the aforementioned factors; however, for the nine month period of 1996, income from operations continued to show an increase of $1.6 million over the prior year period. Income from operations after consulting fees at the Tunica Casino declined by $2.7 million and $9.9 million, respectively, primarily as a result of increased competition in its market.

AURORA CASINO

     GENERAL

     Income from operations at the Aurora Casino, adjusted to exclude management fees payable to a subsidiary of PHC, amounted to $7.1 million and $28.1 million, respectively, for the three and nine month periods ended September 30, 1996 compared to $10.3 million and $26.3 million, respectively, during the 1995 periods. During the second quarter of 1995, the expansion of one of the Aurora Casino's two existing riverboats was completed, increasing gaming space by approximately 10,000 square feet and slot machine capacity by 34%. The increase in space generated significant increases in gross wagering and revenues during the first half of 1996 compared to the first half of 1995. Both the third quarters of 1996 and 1995 reflect operations with expanded gaming capacity; however, the 1996 period was negatively impacted by the opening of three gaming facilities in northern Indiana during June and severe local flooding in July. While the flooding only caused minor damage to the Aurora Casino, several cruises had to be cancelled and the surrounding area suffered extensive damage which reduced casino volume during the remainder of the third quarter.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and nine month periods ended September 30, 1996 and 1995.

                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                     SEPTEMBER 30,                         SEPTEMBER 30,
                              ---------------------------       ----------------------------------
                                  1996           1995               1996               1995
                              -------------  ------------       --------------      --------------

REVENUES:
  Table games                 $ 11,752,000   $ 15,167,000       $   39,395,000      $   43,128,000
  Slot machines                 25,857,000     25,018,000           81,948,000          64,589,000
                              ------------   ------------       --------------      --------------

     Total                     $ 37,609,000   $ 40,185,000       $  121,343,000      $  107,717,000
                               ============   ============       ==============      ==============

TABLE GAMES:
  Gross wagering (drop) (1)    $ 71,976,000   $ 87,289,000       $  232,510,000      $  237,171,000
  Hold percentages (2):
    HCA                               16.3%          17.4%                16.9%               18.2%
    Other Chicago-area (3)            18.4%          18.6%                19.2%               18.9%

SLOT MACHINES:
  Gross wagering (handle) (1)  $458,688,000   $440,189,000       $1,470,898,000      $1,069,115,000
  Hold percentages (2):
    HCA                                5.6%           5.7%                 5.6%                6.0%
    Other Chicago-area (3)             5.7%           6.0%                 5.7%                6.0%

_______________________

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

     Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $3.2 million (.6%) and $397.1 million (30.4%), respectively, during the three and nine month periods ended September 30, 1996 compared to the 1995 periods. The overall increase in casino wagering reflects the expanded gaming space, as well as the continuing refinement of the Aurora Casino's marketing strategy, including the growth of its database of Chicago-area patrons and the growth in membership of its patron recognition casino players' card program which identifies higher value patrons. The third quarter increase was minimal as a result of the previously discussed Indiana competition and local flooding.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The Aurora Casino's increase in slot machine handle continued into the third quarter of 1996 resulting in an increase of 37.6% during the nine month period ended September 30, 1996 over the same period of 1995. This increase compares favorably with the increase in slot machine handle for other Chicago-area riverboat operators of 9.1%. The resulting increase in market share reflects the success of the Aurora Casino's aforementioned expansion project in generating additional casino wagering. Table game drop decreased by 17.5% during the third quarter of 1996 resulting in a nine month decline of 2% compared to the same periods in 1995. The decrease in table game drop compares with decreases of 23.2% and 7.5%, respectively, for other Chicago-area riverboat operators during the third quarter and first nine months of 1996 and reflects the impact of the flooding and additional competition from Indiana riverboats.

     REVENUES

     Overall, casino revenues decreased during the third quarter of 1996 by $2.6 million (6.4%) yet continued to show an increase for the nine month period ended September 30, 1996 of $13.6 million (12.6%) compared to the same periods of 1995. Table games revenue decreased by $3.4 million (22.5%) and by $3.7 million (8.7%), respectively, during the third quarter and first nine months of 1996 compared to the same periods of 1995 as the 17.5% and 2% decreases in drop were compounded by decreases in the table game hold percentages to 16.3% and 16.9%, respectively, in 1996 from 17.4% and 18.2%, respectively, in 1995. The $18.5 million (4.2%) and $401.8 million (37.6%) increases in slot machine handle during the third quarter and first nine months of 1996, respectively, were partially offset by declines in the slot hold percentages, resulting in 1996 slot machine revenue increases of $839,000 (3.4%) and $17.4 million (26.9%), respectively, compared to the 1995 periods.

     Food and beverage revenues at the Aurora Casino were unchanged for the three month period and increased by $1.9 million (23.2%) during the nine month period ended September 30, 1996 compared to the same periods of 1995. Increases in patron volume at the Epic Buffet and other food outlets as the result of the expansion of gaming space and increased promotional activity experienced during the first half of the year were offset during the third quarter by the effects of flooding and increased competition. Other revenues decreased by $333,000 (21.3%) and $286,000 (7.8%), respectively, during the three and nine month periods ended September 30, 1996 compared to the same periods of 1995 due to the elimination of garage and valet parking fees during the third quarter in response to competitive pressures.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 63.5% and 65.3%, respectively, during the three and nine month periods ended September 30, 1996 and 64.8% and 61.9%, respectively, during the three and nine month periods ended September 30, 1995. The nine month increase from the prior year reflects the increase in dining promotional activities, partially offset by the elimination of complimentary parking fees during the third quarter.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     DEPARTMENTAL EXPENSES

     Casino expenses increased by $542,000 (2.1%) and $12 million (16.9%), respectively, during the three and nine month periods ended September 30, 1996 over the same periods of 1995. Such increases reflect increases in slot wagering together with increased promotional activities, particularly during the first half of 1996.

     Food and beverage expenses increased $358,000 (30.5%) during the three month period ended September 30, 1996 compared to the same periods of 1995 reducing the nine month decrease to $259,000 (7.2%). The third quarter increase reflects increased payroll and food costs which partially offset increased allocations of food and beverage costs to the casino department during the first six months of 1996. Other expenses increased $300,000 (174.4%) and $125,000 (33%), respectively, during the third quarter and first nine months of 1996 compared to 1995. Such increases reflect increases in entertainment expenses. Food and beverage and other services to casino patrons are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

TUNICA CASINO

     GENERAL

     The Tunica Casino earned income from operations, adjusted to exclude consulting fees payable to a subsidiary of PHC, totaling $1.6 million during the third quarter of 1996 compared to $4.3 million during the same period in 1995. For the nine month period ended September 30, 1996, income from operations at the Tunica Casino amounted to $3.1 million compared to $13 million during the same period of 1995. The decreases result primarily from increased competition in the Tunica market as evidenced by the opening of new casinos in December 1995 and in April and July 1996. The additional competition has resulted in increased marketing and promotional expenditures to protect market share.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and nine month periods ended September 30, 1996 and 1995. Published local and state-wide industry information is limited in both detail and availability; accordingly, comparable data for other casino operators is unavailable.

                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                  ----------------------------    -----------------------------
                                       1996           1995            1996            1995
                                  ------------    ------------    -------------  --------------
CASINO REVENUES:
  Table games                     $  4,082,000    $  4,363,000    $ 12,013,000   $   13,660,000
  Slot machines                     16,946,000      18,936,000      51,706,000       52,569,000
  Poker revenues                       267,000         301,000         812,000          969,000
                                  ------------    ------------    ------------   --------------

     Total                        $ 21,295,000    $ 23,600,000    $ 64,531,000   $   67,198,000
                                  ============    ============    ============   ==============

TABLE GAMES:
  Gross wagering (drop) (1)       $ 19,277,000    $ 20,937,000    $ 61,707,000   $   60,978,000
  Hold percentage (2)                    21.2%           20.8%           19.5%            22.4%

SLOT MACHINES:
  Gross wagering (handle) (1)     $312,587,000    $363,588,000    $984,715,000   $1,022,306,000
  Hold percentage (2)                     5.4%            5.2%            5.3%             5.1%

_________________________________
(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

       Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle decreased 13.7% and 3.4%, respectively, during the three and nine month periods ended September 30, 1996 as compared to the comparable 1995 periods. During the third quarter of 1996, a decrease in slot machine handle of $51 million (14%) was compounded by a decrease in table game drop of $1.7 million (7.9%). The decrease in slot machine handle of $37.6 million (3.7%) during the nine month period ended September 30, 1996 as compared to 1995 was partially offset by a slight increase (1.2%) in table game drop.

     During the first quarter of 1996, the Tunica Casino opened its new "Adventure Slots" attraction, a highly themed area of the casino floor which features interactive memorabilia displays and entertainment. Although a significant portion of the casino's slot machine capacity was removed from the casino floor during the first six weeks of 1996 for construction of this new attraction, increased patron volume subsequent to its mid-February opening resulted in an overall increase in slot machine handle of 6% for the first quarter of 1996 compared to the same period of 1995. Such increase was offset during the second and third quarters by the opening in April 1996 of a fourth casino in the immediate vicinity of the Tunica Casino and the opening in July 1996 of a new casino north of the Tunica Casino and closer to its primary gaming market of Memphis, Tennessee.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     REVENUES

     Casino revenues decreased $2.3 million (9.8%) and $2.7 million (4%), respectively, during the three and nine month periods ended September 30, 1996 compared to the same periods of 1995. Improved table game hold percentages during the third quarter (21.2%) were not sufficient to offset the decrease in table game drop of 7.9%, negatively impacting the nine-month results. The decline in slot machine revenue during the third quarter and first nine months of 1996 compared to the same periods in 1995 reflects decreases in slot machine gross wagering partially offset by improved hold percentages to 5.4% and 5.3%, respectively, during the three and nine month periods ended September 30, 1996 from 5.2% and 5.1%, respectively, during the corresponding 1995 periods.

     Rooms revenues increased $687,000 (80.2%) and $813,000 (34%), respectively, during the three and nine month periods ended September 30, 1996 compared to the same periods of 1995. The addition of 352 hotel rooms in August 1996 significantly increased volume in rooms and food and beverage services. Food and beverage revenues increased $440,000 (17.5%) and $1.9 million (26.8%), respectively, during the third quarter and first nine months of 1996 compared to the corresponding periods in 1995 due to increased promotional activity related to the opening of the new hotel tower and the "Adventure Slots" attraction. Other revenues decreased $32,000 (10.9%) during the third quarter of 1996 compared to 1995 bringing year to date totals in line with the prior year.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues, increased to 59.8% and 62.8%, respectively, during the third quarter and first nine months of 1996 compared to 55.9% and 54.5%, respectively, during the same periods in 1995. Such increases are primarily the result of increased use of complimentaries and other promotional activities with respect to the opening of both the new hotel tower during the third quarter of 1996 and the "Adventure Slots" attraction during the first quarter of 1996, as well as in response to increased competition from the opening of additional casinos as discussed above.

     DEPARTMENTAL EXPENSES

     Casino expenses increased $356,000 (2.3%) and $6.9 million (15.9%), respectively, during the three and nine month periods ended September 30, 1996 compared to the same periods of 1995. Marketing and promotional activities increased in connection with the advent of additional competition and the opening of the new hotel tower and the "Adventure Slots" attraction, resulting in increased allocations of rooms and food and beverage expenses to the casino department.

     Rooms expense increased $89,000 (23.7%) during the third quarter of 1996 compared to the same period in 1995 as costs associated with the operation of an additional 352 hotel rooms more than offset increased allocations to the casino department for promotional activities. For the nine month period ended September 30, 1996, rooms expense decreased $430,000 (35.5%) compared to the same period of 1995 due to increased allocations to the casino department resulting from promotional activities as discussed above, combined with reductions in certain operating expenses.

     Food and beverage expense increased $224,000 (32.3%) and $268,000 (13.5%), respectively, during the three and nine month periods ended September 30, 1996 compared to the same periods of 1995 as

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

increased patron volume was partially offset by the allocation of promotional activity costs to the casino department. Other expenses decreased $29,000 (8.2%) and increased $158,000 (19.8%), respectively, during the three and nine month periods in 1996 compared to the same periods in 1995. Decreased salary costs and equipment rental during the third quarter partially offset the year to date increases in costs associated with entertainment and increased retail sales.

PHC GROUP
---------

     GENERAL

     The PHC Group's primary sources of revenues are the operations of the Sands and management and consulting fees earned from the Aurora Casino and the Tunica Casino. Results of operations for the Aurora Casino, on which such management fees are based, were discussed above as part of the HCC Group. Since January 1994, the PHC Group has earned a fixed consulting fee from the Tunica Casino of $100,000 per month. The PHC Group has reduced its losses from noncasino hotels during recent years through the disposition of certain hotel properties.

     The PHC Group's net revenues decreased to $76.4 million and $220.2 million, respectively, during the third quarter and first nine months of 1996 from $83.4 million and $231.7 million, respectively, for the third quarter and first nine months of 1995 resulting in income from operations of $4 million and $3.2 million, respectively, during the third quarter and first nine months of 1996. These results compare to income from operations of $11.9 million and $27.9 million, respectively, during the 1995 periods. The decline in operating results is attributable to decreases experienced at the Sands as discussed below .

     The Sands earned income from operations of $2.5 million and sustained a loss from operations of $2.4 million, respectively, for the three and nine month periods ended September 30, 1996 compared to income from operations of $9.6 million and $22.2 million, respectively, reported for the 1995 periods. Operating results were adversely affected by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record winter snowstorms in January and weekend snowstorms in February. These factors, as well as declines in both the table games and slot machine hold percentages, resulted in three and nine month declines in net revenues of 8.3% and 5.5%, respectively, (to $71.7 million and $205.2 million in 1996 from $78.2 million and $217.1 million in 1995). In addition, marketing and advertising costs increased by $1.2 million and $10.7 million (7% and 22.8%), respectively, during the third quarter and first nine months of 1996 compared to the same periods of 1995 in response to competitive pressures.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                              -------------------   -----------------------
                                1996       1995        1996        1995
                              --------   --------   ----------   ----------
                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                  $ 21,170   $ 24,978   $   61,750   $   72,521
 Slot machines                  43,663     46,038      123,934      126,616
 Other (1)                         987      1,219        3,051        3,434
                              --------   --------   ----------   ----------

  Total                       $ 65,820   $ 72,235   $  188,735   $  202,571
                              ========   ========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                  $161,052   $170,245   $  444,435   $  463,555
                              ========   ========   ==========   ==========

 Hold Percentages: (3)
  Sands                          13.1%      14.7%        13.9%        15.6%
  Atlantic City Casino
   Gaming Industry               15.2%      15.7%        15.5%        15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                $535,346   $521,596   $1,510,865   $1,459,882
                              ========   ========   ==========   ==========

 Hold Percentage:(3)
  Sands (4)                       8.2%       8.8%         8.2%         8.7%

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

     Table games drop at the Sands declined $9.2 million (5.4%) and $19.1 million (4.1%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. The Sands' decreases compare with increases of 6.6% and 5.9% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.6% and 7.9%, respectively, during the three and nine month periods ended September 30, 1996 from 8.5% and 8.6%,

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


respectively, during the same periods of 1995. Table game drop throughout the nine month period was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments. The third quarter of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands.

     Slot machine handle increased $13.8 million (2.6%) and $51 million (3.5%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. The Sands' increases compare with 2.4% and 5.5% increases in slot machine handle for all other Atlantic City casinos. As a result, the Sands' maintained its market share of 6% during the third quarter of 1996 compared to 1995; however, its market share decreased slightly to 6.2% from 6.3% during the nine months ended September 1996 compared to the same period in 1995. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which have resulted in significant increases in the number of bus patrons for the nine months ended September 30, 1996 compared to 1995. The Sands' average number of slot machines increased .9% during the first nine months of 1996 compared to an increase of 9.2% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 118,000 square feet of casino space and further contributed to the Sands' decline in market share.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.4 million (8.9%) and $13.8 million (6.8%), respectively, for the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. Casino revenues were negatively impacted by the decline in table game wagering as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 periods compared to the 1995 periods.

     Rooms revenue did not change significantly during the three and nine month periods ended September 30, 1996 compared with 1995. Food and beverage revenues decreased $754,000 (7.3%) for the three month period ended September 30, 1996 compared with the 1995 period primarily due to the decline in patron volume at the Sands; such revenues increased $1.9 million (7.2%) for the nine month period ended September 30, 1996 compared with the prior year period primarily as a result of the opening of the Sands' Epic Buffet during the third quarter of 1995. Other revenues decreased $202,000 (4.1%) during the three month period ended September 30, 1996 and increased $1.8 million (14.6%) during the nine month period ended September 30, 1996 compared to the same periods in 1995. Increases in theater entertainment revenue at the Sands in 1996 were offset during the third quarter by a decrease in management fees earned with respect to the Aurora Casino.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 55.8% and 56.8%, respectively, during the three and nine month periods ended September 30, 1996 from 57.1% and 58.3% during the third quarter and first nine months of 1995. Such decreases are primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands remained flat during the third quarter of 1996 compared to 1995 and increased $12.1 million (7.7%) during the nine month period ended September 30, 1996 compared to the same period in 1995. The nine month increase is primarily due to the expansion of various marketing programs, particularly coin incentive programs, in response to competitive pressures. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense.

     Rooms expense did not change significantly during the third quarter or first nine months of 1996 compared to the same periods in 1995. Food and beverage expense did not change significantly during the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995. The increase of $1.2 million (14.7%) in food and beverage expense during the nine month period ended September 30, 1996 compared to the same period in 1995 reflects increased costs associated with the Epic Buffet which were partially offset by increases in marketing programs, the costs of which are allocated to the casino department. Other expenses increased $838,000 (92.8%) and $1 million (38.5%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods in 1995 as increases in theater entertainment costs at the Sands were partially offset by increased allocations to the casino department.

OTHER CONSOLIDATED ITEMS
------------------------

     The operating expenses of HCC, exclusive of the Aurora Casino, the Tunica Casino and the Sands, consist primarily of general and administrative expenses and development expenses incurred in connection with the pursuit of additional gaming venues. Neither general and administrative expenses nor depreciation and amortization expense changed significantly during the third quarter or first nine months of 1996 compared with the same periods of 1995. Other items with significant changes are discussed below.

     DEVELOPMENT EXPENSES

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where additional gaming licenses may be available as well as in those where gaming has not been legalized. Such costs decreased by $801,000 (81.7%) and $2.5 million (77.9%), respectively, during the three and nine month periods ended September 30, 1996 compared to 1995 primarily as a result of an overall decrease in prospective venues and projects.

     INTEREST

     Interest income decreased $103,000 (13.1%) during the third quarter of 1996 reducing the nine month increase to $212,000 (8.7%) compared to the same periods in 1995. The nine month increase resulted from interest earned on proceeds from the HCC Refinancing, as defined below, which were reserved for specific construction projects. Most of these proceeds were spent during the first half of 1996, which together with the overall decline in cash generated from operations at the Sands, reduced the amount of cash available for temporary cash investment purposes in the third quarter of 1996 compared to the same period in 1995.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Interest expense increased $786,000 (5.7%) and $3.2 million (7.8%), respectively, during the three and nine month periods ended September 30, 1996 compared to the prior year periods. Substantially all of the interest expense increase was experienced by the HCC Group and is attributable to interest incurred on $210 million of Senior Secured Notes issued during October 1995, partially offset by the elimination of interest from the retirement of previously outstanding debt. Such increases were partially offset by the increased capitalization of interest on construction projects ($534,000 and $652,000, respectively, during the three and nine month periods ended September 30, 1996).

     INCOME TAX PROVISION

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $84 million, which do not begin to expire until 1998 and of which approximately $69 million do not begin to expire until the year 2003. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $3.6 million, many of which expire by the year 2002.

     Based on the operating results of the Aurora Casino and the Tunica Casino since commencement of their operations, management believes that it is more likely than not that future consolidated taxable income will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheets reflect the recording of a net deferred tax asset of $8.1 million as of September 30, 1996 and December 31, 1995. Subject to a "change of control" as discussed below not occurring, the ultimate recognition of this amount of deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $23 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

HCC GROUP
---------

     OPERATING ACTIVITIES

     The operations of the Aurora Casino continue to be the HCC Group's primary source of liquidity and capital resources, having contributed approximately $20.3 million of cash flow from operations during the nine month period ended September 30, 1996 after deducting the payment of $7.1 million of management fees to the PHC Group. The Tunica Casino provided $6.8 million of cash from operations during the nine month period ended September 30, 1996 after deducting the payment of $900,000 of consulting fees to the PHC Group. The HCC Group's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by the HCC Group consisted primarily of corporate overhead and development costs.

     During the nine month period ended September 30, 1996, cash flow from operations, together with $29.6 million of cash proceeds from the 1995 debt issue discussed below and existing cash, were used by the HCC Group to fund capital expenditures of approximately $41.5 million, to repay third party indebtedness of approximately $3.6 million, to make payments under capital lease obligations of $1.9 million and to make net advances to the PHC Group of $1.7 million.

     The HCC Group files its federal income tax return on a consolidated basis with the PHC Group. On such a consolidated basis, HCC and PHC have tax net operating loss carryforwards totaling approximately $84 million and tax credits available totaling approximately $3.6 million. Due to the availability of such net operating loss and tax credit carryforwards, management presently does not anticipate HCC and its

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

subsidiaries being required to make significant tax payments in the near future. As noted below, the HCC Group has assigned intercompany obligations to the PHC Group in consideration for net operating losses of the PHC Group utilized by the HCC Group.

     FINANCING ACTIVITIES

     During October 1995, the HCC Group completed the refinancing of certain outstanding indebtedness through a public offering of $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to fund development and construction of the "Adventure Slots" attraction, to finance construction of a 352-room hotel tower and related amenities at the Tunica Casino, to fund HCA's required contribution of $4 million for construction of a new 500-space parking garage and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. Neither HCA nor PHC and its subsidiaries are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

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

     In accordance with certain provisions under the indenture to the Senior Secured Notes, HCC is currently permitted to make additional loans to the PHC Group of up to $10 million. During the third quarter of 1996, HCC loaned $6.5 million to the PHC Group for working capital purposes at the Sands. Such loans to the PHC Group accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Also during the third quarter of 1996, the PHC Group repaid $4.8 million it previously borrowed from HCC with respect to the purchase of the underlying indebtedness of a non-casino hotel property it operated (see "The PHC Group" below).

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

     In connection with a recapitalization of the PHC Group discussed below, HCC exchanged $38.8 million principal amount of 15 1/2% notes issued by a PHC subsidiary for $40.5 million discounted principal amount of new deferred interest notes issued by another subsidiary of PHC. Also in connection with the PHC Group recapitalization, HCC loaned $15 million on a junior subordinated basis to the PHC Group at 14 5/8% interest (the "Junior Subordinated Notes"); payment of principle and interest on this loan is subject to certain members of the PHC Group meeting certain financial coverage and other payment restriction tests. During 1994, HCC assigned $6.3 million principal amount of the Junior Subordinated Notes to the PHC Group in consideration for tax net operating losses of the PHC Group utilized by the HCC Group. Because the financial coverage tests were not met, interest was not paid on the February and August 1996 interest payment dates.

     As of September 30, 1996, the HCC Group's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1996 are approximately $784,000 and $1.2 million, respectively.

     CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

     In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11.5 million, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10.5 million. HCA funded all remaining construction costs and escrowed $400,000 per month, beginning in September 1995, towards satisfaction of its obligations under the agreement. HCA also agreed to make payments to ACCA during construction equal to the financing costs relating to the ACCA industrial revenue bond issue due in July 1996.

     Other capital expenditures at the Aurora Casino for the first nine months of 1996 were approximately $8.6 million and management anticipates spending $1.4 million during the remainder of 1996; major projects include construction of a pedestrian bridge to improve access from the existing parking garage to the Pavilion and other departmental expenditures.

     Capital expenditures at the Tunica Casino for the first nine months of 1996 amounted to $32.8 million. Of such expenditures, $30 million was spent toward the construction of an adjacent eight-story hotel tower, including 352 additional rooms, additional banquet space, an enclosed pool/atrium and a showroom and $2 million was spent on the construction of the "Adventure Slots" attraction. Planned expenditures for the Tunica facility's ongoing capital improvement program for the remainder of 1996 are

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

approximately $600,000 and include new signage for the casino entrance, the expansion of certain food and beverage outlets and the renovation of certain slot machine areas. Management also anticipates spending an additional $3 million to complete the aforementioned hotel tower and related amenities during the fourth quarter of 1996.

     HCT has entered into a partnership agreement providing for the joint construction and ownership of a golf course in conjunction with two other casino operators. Management estimates that its contributions to the partnership will aggregate $1.9 million.

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

THE PHC GROUP
-------------

     OPERATING ACTIVITIES

     The PHC Group receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the nine month period ended September 30, 1996 amounted to $7.1 million. During 1994, the PHC Group entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

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

     During the first nine months of 1996, the PHC Group's net cash used in operating activities (after net interest expense and income taxes) amounted to $5.9 million compared with cash provided by operating activities of $23.6 million during the same period of 1995. The change in net cash from operating activities

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

compared to 1995 resulted primarily from a decline in operating cash flow generated by the Sands. The Sands sustained an operating cash flow deficit of $10.6 million for the nine months ended September 30, 1996 compared to net cash generated from operations of $13.4 million during the 1995 period, resulting in an aggregate decline in operating cash flow of $24 million and a decline in working capital of $25.4 million compared to September 30, 1995. The PHC Group utilized existing cash together with proceeds from the repayment of an outstanding note receivable, borrowings on GBHC's short-term credit facility and net borrowings from HCC during the nine month period ended September 30, 1996 to meet its operating needs, to fund capital additions ($7.2 million) and to make obligatory investments at the Sands ($2.2 million).

     In prior years, PHC's hotel operations required substantial infusions of operating funds; however, the disposition of substantially all of its hotel properties has greatly reduced the cash required to fund hotel operations (see "Capital Expenditures and Other Investments" below).

     FINANCING ACTIVITIES

     During February 1994, the PHC Group completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of the other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During the first nine months of 1996, the PHC Group repaid long-term indebtedness of $422,000. Scheduled maturities of long-term debt during the remainder of 1996 are $57,000. Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes.

     As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of September 30, 1996, $2 million was outstanding under the line of credit.

     During the third quarter of 1996, the PHC Group borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. PHC loaned such funds to GBHC on similar terms. Also during the third quarter of 1996, the PHC Group repaid $4.8 million it previously borrowed from HCC with respect to the purchase of the underlying indebtedness of a non-casino hotel property it operated (see below).

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during the first nine months of 1996 totaled $7.2 million, of which capital expenditures at the Sands amounted to approximately $4.7 million. Expenditures by the PHC Group during the first nine months of 1996 of approximately $2.6 million for property improvements at a non-casino hotel property it operated under an agreement with Metroplex Hotel Limited (see Note 6 of Notes to Consolidated Financial Statements of HCC) were repaid in September 1996 upon the sale of the hotel. Management anticipates capital expenditures during the remainder of 1996 will be approximately

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

$1 million at the Sands. Projects currently planned during the remainder of 1996 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first nine months of 1996 totaled $2.2 million and are anticipated to be approximately $800,000 during the remainder of 1996.

     PHC agreed to contribute up to $3.9 million, approximately $2.5 million of which has been paid as of September 30, 1996, as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility in Orlando, Florida. No such payments were required during the nine month period ended September 30, 1996. Such contributions were in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million has been made to date. During October 1996, the partnership entered into a contract for the sale of the hotel facility. Upon completion of the sale, it is anticipated that PHC will be required to pay approximately $2.3 million to retire its share of the underlying indebtedness on the property.

     Also during the fourth quarter of 1996, another unconsolidated partnership in which a PHC subsidiary holds a 50% interest entered into a contract for the sale of a casino/hotel in San Juan, Puerto Rico owned by the partnership and managed by a PHC subsidiary. Under terms of the sales agreement, the PHC subsidiary will receive a fee with respect to the termination of its management agreement.

     SUMMARY

     As previously discussed, the Sands sustained a significant cash flow deficit from operations during the nine month period ended September 30, 1996 and required additional cash from affiliate borrowings and its line of credit to meet its financial obligations.

     In order to fund its future cash requirements, including debt service and obligatory investments, the Sands will need to achieve substantially improved operating results or rely on additional borrowings from affiliates. It appears that absent any further material deterioration of operating results, the Sands will be able to rely on borrowings from affiliates to meet its obligations in the near term; however, its long-term financial viability is dependent on a substantial improvement in operating results of the Sands as its affiliates have certain limitations on their ability to provide ongoing financial support.

     During the third quarter of 1996, PHC engaged a major Wall Street investment banking firm as its financial advisor to explore strategic transactions regarding the Sands including, among other things, the potential consummation of strategic alliances including joint ventures for the possible expansion of the Sands.

PART II:  OTHER INFORMATION
---------------------------

The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO CORPORATION


Date:  November 12, 1996        By: /s/   John C. Hull
       -------------------         -----------------------------
                                          John C. Hull
                                     Corporate Controller and
                                   Principal Accounting Officer



                                      HWCC - TUNICA, INC.


Date:  November 12, 1996        By: /s/   John C. Hull
       -------------------          ----------------------------
                                          John C. Hull
                                    Principal Accounting Officer