Form 10-K
period 1996-12-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1997-03-31
CIK 888245, 927801

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 DECEMBER 31, 1996
                                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number                    33-48887
                                          --------

                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
                               -----------------
          (Exact name of each registrant as specified in its charter)

          DELAWARE                                             75-2352412
           TEXAS                                               75-2513808
----------------------------------                       ---------------------
 (States or other jurisdictions of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.'s)

 TWO GALLERIA TOWER, SUITE 2200
     13455 NOEL ROAD, LB 48
        DALLAS, TEXAS                                            75240
-----------------------------------------                   --------------
 (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code):           (972) 392-7777
                                                                --------------
          Securities registered pursuant to Section 12(b) of the Act:

       NONE                                        NOT APPLICABLE
       ----                                        --------------
Title of each class                     Name of exchange on which registered

       Securities registered pursuant to Section 12(g) of the Act:  NONE

          Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.         YES  X      NO
                                                             ______      ______

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Hollywood Casino Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of Hollywood Casino Corporation, based on the closing price of such stock on March 25, 1997, was $45,917,944. For the purposes of this computation, all officers, directors and 5% beneficial owners of Hollywood Casino Corporation are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are in fact, affiliates of Hollywood Casino Corporation. As of March 25, 1997, 24,759,968 shares of Class A Common Stock, $.0001 par value per share, were outstanding.

          As of March 25, 1997, 1,000 shares of Common Stock of HWCC-Tunica, Inc., $.01 par value per share, were outstanding, all of which were held by an affiliate of HWCC-Tunica, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

(1) Definitive proxy statement filed pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 29, 1997 -- Part III.

          HWCC-Tunica, Inc. meets the conditions set forth in General Instruction (J)(l)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                    PART I


ITEM 1.  BUSINESS

GENERAL

          Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") approximately 40 miles west of downtown Chicago, and a casino and hotel complex in Tunica County, Mississippi (the "Tunica Casino") located approximately 27 miles south of Memphis, Tennessee. Both the Aurora and Tunica facilities feature the Company's unique theme (the "Hollywood Theme"), which incorporates the excitement and glamour of the motion picture industry by utilizing designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. The Company is also actively pursuing potential gaming opportunities in domestic and foreign jurisdictions where gaming is legalized or is being actively considered. Approximately 47% of HCC's outstanding common shares are listed and traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

          HCC owns all of the outstanding common stock of both Hollywood Casino
- Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized by the Pratt Family during 1990 which owns and operates the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 which owns and operates the Tunica Casino. Prior to December 31, 1996, the Company also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC," formerly known as Pratt Hotel Corporation). On December 31, 1996, HCC distributed the common stock of GBCC owned by HCC to its shareholders. As a result of the dividend, GBCC is no longer a subsidiary of HCC. GBCC's principal assets were the Sands Hotel and Casino (the "Sands") in Atlantic City, New Jersey and management and consulting contracts with the Aurora Casino and Tunica Casino. GBCC's common stock is listed and traded on the American Stock Exchange under the symbol GBY.

          GBCC's subsidiaries were all indirect subsidiaries of HCC prior to the distribution of GBCC's common stock. PPI Corporation ("PPI"), a wholly owned subsidiary of GBCC, owns various entities related to GBCC's Atlantic City gaming operations. Subsidiaries of PPI include: GB Property Funding Corp., the issuer of $185 million of 10 7/8% First Mortgage Notes, due 2004 (the "10 7/8% First Mortgage Notes"); PRT Funding Corp., the issuer of $85 million of 11 5/8% senior notes, due 2004 ("the PRT Funding Notes"); New Jersey Management, Inc. ("NJMI"), which manages the operations of the Sands; Pratt Management, L.P. ("PML"), which manages the operations of the Aurora Casino; Pratt Casino Corporation ("PCC"), which earns consulting fees from the Tunica Casino; and Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands. Subject to regulatory approval and effective as of April 1, 1997, HCC will acquire the general partnership interest in PML from PPI.

          The Company's casinos, as well as the Sands, use casino information technology developed by Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC. Such information technology includes ACSC's table game and slot monitoring systems that provide the casinos with the ability to capture and maintain information necessary to track and rate patron play through the use of a casino players' card. These systems provide management with the key characteristics of patron play as each slot machine and table game pit is connected with its data base monitoring system. When patrons utilize the casino players' card at slot machines and table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Such promotions and complimentaries include free food, admissions, retail merchandise and sweepstakes giveaways. Management believes that its ability to reward its higher value patrons on a "same-visit" basis is valuable in implementing its strategy of developing a loyal patron base of premium rated players. In addition, ACSC's systems allow the casinos to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

          The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

THE AURORA CASINO

          The Aurora Casino commenced operations on June 17, 1993 and is one of only four casinos in Illinois now operating within 50 miles of downtown Chicago. The Aurora Casino currently consists of two multi-level riverboat casinos containing an aggregate of approximately 32,100 square feet of gaming space with approximately 975 slot machines and approximately 56 table games. The Aurora Casino also includes an approximately 64,000 square foot land-based Pavilion through which patrons board the facility's two riverboat casinos via enclosed passenger loading ramps. The highly themed Pavilion features a glass-domed, four-story atrium with two grand staircases, two upscale lounges, two gourmet restaurants, a large buffet and a diner. Patrons of the Aurora Casino are offered valet and self-parking in two multi-level parking garages that accommodate approximately 1,340 cars, as well as other available surface parking.

          Since a majority of the facility's patrons arrive by car, the Company completed construction during 1996 of a new five-story, approximately 500-space parking garage directly across the street from the Pavilion designed to enhance access to the Aurora Casino. The parking garage is connected to the Pavilion through a climate controlled tunnel. The new structure also contains approximately 1,500 square feet of retail space, the "Hollywood Casino(R) Studio Store," a highly themed store selling logo items licensed from motion picture studios as well as first-run movies on videocassette. See "Properties - The Aurora Casino".

          In order to enhance the operating performance of the Aurora Casino, the Company completed a major expansion and renovation of the Aurora facility in 1995. The first phase of this project was completed on May 10, 1995 with the opening of a 10,000 square foot expansion of one of the Aurora Casino's riverboats. Management believes that prior to the expansion, the Aurora Casino's gaming facilities were capacity constrained during peak periods, which limited the property's operating performance. The casino expansion increased the Aurora Casino's gaming space by approximately 45% to the current 32,100 square feet, allowed the facility to offer patrons the maximum number of gaming positions permitted by Illinois gaming regulations in a spacious, highly-themed setting. The Company also completed a renovation of the Aurora Casino's second riverboat casino in September 1995 which included the installation of new interior decor more extensively utilizing the Company's Hollywood Theme and the reconfiguration of gaming areas to provide a more spacious and comfortable setting.

          Business Strategy. The Aurora facility's primary market is the affluent suburbs north and west of Chicago. Based on a sampling of its patrons, the Company believes that the casino drew approximately 40% of its patrons from such suburbs during 1996. Approximately 7.1 million people live within a 40-mile radius and approximately 11.6 million people live within a 100-mile radius of the Aurora Casino. The facility is easily accessible from major highways, can be reached from downtown Chicago in approximately 50 minutes by trains which average 20 trips a day, and is approximately 30 miles from O'Hare International Airport. The four operating Chicago-area casinos, including the Aurora Casino, have approximately 132,000 square feet of combined gaming space. No additional casinos may be licensed in Illinois without the passage of new state legislation.

          The Aurora Casino's riverboats currently depart from their landings for as many as 18 cruises daily, commencing at various times from 8:30 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. The use of a staggered cruise schedule with two vessels significantly reduces the waiting time until the next gaming session for patrons who miss a cruise departure. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of two to three hours of gaming per cruise, depending on the cruising schedule. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessels at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

          The Aurora Casino employs a marketing strategy designed to take advantage of its proximity to the affluent northern and western suburbs of Chicago and the large population base of the Chicago metropolitan area. Management uses a patron data base developed through ACSC's systems to focus its marketing efforts on patrons who have been identified through the system as having the characteristics of a higher value patron. Given the limited number of gaming positions available on each daily casino excursion, management believes that its process of identifying the premium patron, encouraging participation in its various casino players' card programs and tailoring promotions and special events to cater to this market segment will enhance profitability.

          The Aurora Casino also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Company's gaming facility and its casino players' card programs, management uses its data base capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

          Management believes that the Aurora Casino's facilities, in particular its highly themed dockside Pavilion and its close proximity to the Paramount Theatre, an 1,800-seat art deco theatre in which the Company features headliner entertainment, are appealing to both the premium and mass casino patron markets. Entertainers who have appeared include Frank Sinatra, Tom Jones, Ann-Margaret, the Temptations, Howie Mandel, Willie Nelson and the Bolshoi Ballet.

          Casino Credit. Casino operations are conducted on both a credit and a cash basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1996, gaming credit extended to customers accounted for approximately 13.9% of overall table game wagering, while table game wagering accounted for approximately 13.8% of overall casino wagering during the period. At December 31, 1996, gaming receivables amounted to $2.1 million before allowances for uncollectible gaming receivables which amounted to $690,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

          Employees and Labor Relations. In Aurora, all casino employees must be licensed by the Illinois Gaming Board. At December 31, 1996 there were approximately 1,650 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

THE TUNICA CASINO

          The Tunica Casino opened on August 8, 1994 and is part of a four casino cluster located in north Tunica County. The Tunica Casino features a 54,000 square foot casino with approximately 1,370 slot machines and 50 table games. With the completion of its new hotel tower in 1996, the facility currently has 506 hotel rooms; other amenities include an entertainment lounge, themed bar facilities, three restaurants, a large themed buffet, an indoor pool, banquet and meeting facilities, a showroom, parking for 1,850 cars and a 50-space recreational vehicle park.

          The Company completed construction in the third quarter of 1996 of an eight-story, approximately 350-room hotel tower expansion at the Tunica Casino, including additional banquet and meeting facilities, a themed indoor pool and atrium and a showroom. In addition to satisfying the existing demand for its hotel accommodations (the Tunica Casino's hotel experienced overall occupancy rates in excess of 96% during 1995 with occupancy rates approaching 99% during weekend and other peak periods), management believes that the additional hotel capacity will allow the Tunica Casino to more effectively market to and attract overnight and extended stay patrons. The Tunica hotel expansion cost approximately $31.8 million. In February 1996, the Tunica Casino opened a themed gaming area, the "Adventure Slots" attraction, which consists of an approximately 12,500 square foot, adventure themed gaming and entertainment area featuring interactive special effects, multimedia displays of memorabilia from famous adventure motion pictures and approximately 210 slot machines with custom graphic details. Construction of the Adventure Slots cost approximately $5.1 million.

          Business Strategy. Tunica County is currently the closest legalized gaming jurisdiction to, and is easily accessible from, Memphis. Approximately
4.1 million residents live within a 150 mile radius of Tunica County (approximately one million of whom live in the greater Memphis metropolitan area). Memphis also hosts approximately 3.5 million tourists each year. Other markets within 250 miles of Tunica County include Little Rock, Jonesboro and Pine Bluff, Arkansas; Nashville and Jackson, Tennessee, and Southeast Missouri. The Tunica Casino is accessible to its primary geographic market via Highway 61 and Interstate 55. The Tunica Casino is located in a cluster with gaming facilities operated by Harrah's Entertainment, Inc. ("Harrah's" and "Mardi Gras") and Boyd Gaming Corporation ("Sam's Town"), which gives potential patrons a variety of gaming options. The four casinos have named their cluster "Casino Strip" in order to establish a marketing identity for the cluster and have entered into a joint billboard campaign promoting the Casino Strip name. These properties also operate a free shuttle bus service between the four casinos. Additional joint marketing activities, including radio advertising and joint special events, are currently being conducted. Management believes that the critical mass of the four property cluster, together with the ability of visitors to move freely among these properties and to access the cluster from the main Tunica highways, generates significant patron traffic to the Tunica Casino. In November 1996, the Casino Strip resorts announced plans for the joint construction and operation of an 18-hole championship golf course scheduled to open in the fall of 1998 on approximately 190 acres of land adjacent to the Casino Strip. Management believes that the golf course will help strengthen the Casino Strip as a gaming and convention resort destination.

          The Tunica Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Memphis metropolitan area and other major markets by (i) targeting the local day-trip market and (ii) by utilizing its hotel rooms and recreational vehicle park to expand its patron mix to include overnight visitors. Management also utilizes the ACSC developed casino information technology to identify the premium Memphis area patron; such information is then used to encourage participation in its casino players' card program and tailor promotions and special events to cater to this market segment.

          Management believes that the Tunica Casino's unique theme (the casino was constructed to resemble a large Hollywood sound stage set with authentic and replica movie props presented in multimedia display cases with larger props suspended from the ceiling) has broad patron appeal and distinguishes the Tunica Casino from its competitors. Additionally, the nature of the theming will allow for periodic and cost effective updating which management believes will stimulate repeat visitors.

          Casino Credit. Casino operations are conducted on both a credit and a cash basis. Gaming debts arising in Tunica in accordance with applicable regulations are enforceable under Mississippi law. During 1996, gaming credit extended to customers accounted for approximately 16% of overall wagering. At December 31, 1996, gaming receivables amounted to $1.6 million before allowances for uncollectible gaming receivables amounting to $621,000. Management of the Tunica Casino believes that the allowances for uncollectible gaming receivables are adequate.

          Employees and Labor Relations. At December 31, 1996, there were approximately 1,200 employees at the Tunica Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

THE SANDS

          For a description of the Sands' facilities, please refer to "Item 2. - Properties - The Sands."

          Business Strategy. The Sands' marketing strategy in the highly competitive Atlantic City market has consisted of seeking higher-value repeat patrons through its ongoing capital improvements program and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors. Traditionally, the Sands has been successful in its marketing efforts toward the high end, frequent table game and slot patron through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands has strived to maintain its position in this segment, the completion of the Sands' expansion in 1994 has allowed the Sands to broaden its appeal to the mass drive-in patron for continued growth in this market segment. The Sands markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Sands' gaming facilities and the casino player's card program, management uses its data base capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

          Industry Developments. A number of significant changes to the regulations governing the casino industry have been approved by New Jersey regulators in recent years. Additional deregulation of the industry occurred in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act"). The amendments generally lessened regulatory and licensing requirements and allowed for additional gaming space under certain conditions. Partly as a result of such regulatory changes, the Atlantic City gaming industry has continued to grow. Revenues have increased from $3.4 billion in 1994 to $3.7 billion in 1995 (an increase from the previous year of 9.5%) and to $3.8 billion in 1996 (an increase from the previous year of 1.8%). The 1996 increase resulted primarily from an overall expansion of gaming space to approximately one million square feet at the end of 1996 from approximately 950,000 square feet at the end of 1995, to an increase in the number of hotel rooms available in the Atlantic City market and to an intense marketing campaign undertaken by the industry during most of 1996.

          Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot and more attractive gaming machines. As a result, slot machine revenue growth has significantly outpaced table game revenue growth in recent years to the point where for 1996 slot win accounted for approximately 68.9% of total Atlantic City gaming win. Table games remain important, however, in catering to the higher-end segment of gaming patrons as well as in adding to the gaming ambience and providing a varied gaming experience.

          Casino Credit. Casino operations are conducted on both a credit and a cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the year ended December 31, 1996, gaming credit extended to Sands' customers accounted for approximately 26.1% of overall table game wagering, while table game wagering accounted for approximately 22.8% of overall casino wagering during the period. At December 31, 1996, gaming receivables amounted to $24.4 million before allowances for uncollectible gaming receivables amounting to $15.5 million. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

          License Agreement. GBCC entered into a 99-year license agreement (the "Sands License Agreement") during 1987 to use the trade name "Sands" in Atlantic City, New Jersey . GBHC pays an annual royalty of 3% of gross room charges, as defined in the Sands License Agreement. Such charges amounted to $283,000 during the year ended December 31, 1996 and $288,000 during each of the years ended December 31, 1995 and 1994.

          Employees and Labor Relations. In Atlantic City, all casino employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1996, there were approximately 3,200 employees at the Sands. The Sands has collective bargaining agreements with two unions that represent approximately 1,000 hotel employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreements expire in September 1999. Management considers its labor relations to be good.

COMPETITION

          The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, some of which have greater financial and other resources than the Company. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals, Indian gaming and other forms of legalized gaming in the United States and other jurisdictions. Casino gaming is currently permitted in a number of states, including Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, and in Windsor, Ontario, Canada, as well as on Native American Indian lands in certain states. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition for the Company's present and proposed gaming operations and could have a material adverse impact on the Company.

          THE AURORA CASINO

          The Illinois Riverboat Gambling Act and the rules promulgated by the Illinois Gaming Board thereunder (the "Riverboat Act") authorizes only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board) at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The Company has also experienced increased competition from three riverboat operations opened during 1996 in northwestern Indiana within 25 miles of downtown Chicago. An additional riverboat operation with approximately 50,000 square feet of gaming space is anticipated to open in East Chicago, Indiana in May 1997. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. The Company understands that legislation may be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Company's principal market. In addition, the authorization for up to three casinos in Detroit, Michigan was approved in late 1996. Several major competitors have expressed an interest in the Detroit market; however, the establishment of a regulatory system and subsequent licensing have yet to be accomplished. Accordingly, it is not anticipated that any casino will be operational until late 1997 or 1998. Native American Indian tribes are seeking to open casino facilities in northwestern Indiana and Michigan under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

          THE TUNICA CASINO

          The Tunica Casino faces intense competition from the other casinos operating in north Tunica County. The Mississippi Gaming Control Act does not limit the number of licenses that may be granted. Any significant increase in new capacity in Tunica County could negatively impact the operations of the Tunica Casino. Within the Casino Strip cluster, Sam's Town has 90,000 square feet of gaming space with approximately 1,900 slot machines and 75 table games and approximately 850 hotel rooms; Harrah's currently has 24,000 square feet of gaming space with approximately 930 slot machines and 40 table games; and Harrah's Mardi Gras which opened in the former Southern Belle facility in April 1996, currently has 55,000 square feet of gaming space with approximately 1,150 slot machines and 56 table games. Harrah's recently announced plans to either sell or close its smaller facility during 1997.

          A three casino cluster consisting of Binion's Horseshoe, ITT Sheraton and Circus Circus ("Casino Center") is located north of the Casino Strip cluster and closer to the Memphis market. Bally's, which previously operated a casino at Mhoon Landing (located approximately 15 miles south of the Tunica Casino), reopened its casino at the Lady Luck Olympia Hotel site adjacent to, but not connected with, the Casino Center as part of a joint venture agreement with Lady Luck. Fitzgeralds is located between Casino Center and the Casino Strip cluster. Due to increased competition in the Tunica gaming market, all four casinos that previously operated at Mhoon Landing have ceased operations and certain other casinos in Tunica County have reduced their work forces. Despite the recent closings and work force reductions, the number of casinos and gaming positions in north Tunica County continues to increase. The increase in competition in the north Tunica County casino market could have a material adverse effect on the Tunica Casino.

          Immediately north of Casino Center, Grand Gaming Corp. has completed the first phase of a project which, based on plans announced, will include a casino complex with 140,000 square feet of gaming space with approximately 3,175 slot machines and 160 table games (the largest casino in Mississippi), two hotels with an aggregate of 800 rooms, a golf course, convention center and other amenities. The casino opened in July 1996 and was followed by the opening of 188 hotel rooms in September 1996. An additional 600 hotel rooms are scheduled to open in March 1997 and the golf course and other amenities are scheduled for later completion. The opening of this casino space increased casino capacity in Tunica County by 24%.

          The Company believes that the most significant restrictions to the growth of gaming in the Tunica market are the lack of an effective infrastructure and the shortage of hotel rooms. The Mississippi Department of Transportation ("MDOT") embarked on a road widening development program which expanded the two-lane highway leading to Tunica County from Memphis (Highway 61) during 1996. Additionally, MDOT plans to improve the highway from eastern Mississippi (Highway 304) to four lanes. A number of casino operations completed and opened hotel facilities during 1996. Including the addition of approximately 350 rooms at the Tunica Casino, the total number of hotel rooms in Tunica County increased to 3,176 rooms at the end of 1996 from 2,136 at the end of 1995, an increase of 48.7%.

          The Tunica Casino may eventually face competition from the opening of gaming casinos closer to Memphis including DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996. In addition, gaming has been legalized in Coahoma County (immediately south of Tunica County and more accessible from Little Rock, Arkansas) where Lady Luck has relocated its Mhoon Landing casino to the Mississippi side of the Helena, Arkansas bridge over the Mississippi River. Farther south, in Greenville, Washington County, two casinos are now operating, and in Vicksburg, Warren County, there are four casinos open. Casino gaming is not currently legalized in Tennessee or Arkansas. Although management does not anticipate such legislation in the near term, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on the Tunica Casino.

          THE SANDS

          The Sands faced intense competition from the 11 other existing Atlantic City casinos. According to reports of the New Jersey Casino Control Commission (the "Casino Commission"), the twelve Atlantic City casinos currently offer over one million square feet of gaming space. With the December 31, 1996 distribution by HCC of its GBCC common stock, HCC has exited the Atlantic City market.

CASINO REGULATION

          ILLINOIS

          The Riverboat Act authorizes riverboat gaming on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

          Owner's Licenses. The Riverboat Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Gaming Board. The Illinois Gaming Board is authorized to issue ten owner's licenses statewide. Each owner's license permits up to two boats as a part of the riverboat gaming operation. No entity may be licensed as the owner of more than one riverboat gaming operation in Illinois, although a licensed owner may hold up to 10% of a second riverboat gaming operation in Illinois. In addition to the ten owner's licenses which may be authorized under the Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

          An owner's license is issued for an initial period of three years and must be renewed annually thereafter. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices and supplies and certain other suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensees must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

          Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Gaming Board for changes in the following areas; (i) key persons, (ii) type of entity, (iii) equity and debt capitalization of the entity, (iv) investors and/or debt holders, (v) source of funds, (vi) applicant's economic development plan, (vii) riverboat capacity or significant design change, (viii) gaming positions, (ix) anticipated economic impact, or (x) pro forma budgets and financial statements. A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee include, but are not limited to, the following: (i) working capital requirements, (ii) debt service requirements, (iii) requirements for repairs and maintenance, and (iv) capital expenditure requirements.

          The Illinois Gaming Board will require a personal disclosure from any person or entity (unless such person or entity qualifies as an institutional investor) who or which, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest or a beneficial interest in the holder of an owner's license. If the Illinois Gaming Board denies an application for such an acquisition, commencing as of the date the Illinois Gaming Board issues a notice that it denies such application, it will be unlawful for such applicant to receive any dividends or interest on his or its securities, to exercise, directly or indirectly, any right conferred by such securities, or to receive any remuneration in any form from any person or entity holding any license under the Riverboat Act for services rendered or otherwise. If the Illinois Gaming Board denies an application for such a transfer and if no hearing is requested or if the Illinois Gaming Board issues a final order of disqualification, the holder of the affected owner's license shall purchase all of the disqualified person's or entity's securities at the lesser of either the market price or the purchase price of such securities.

          An ownership interest in a holder of an owner's license may be transferred or pledged as collateral only with the consent of the Illinois Gaming Board.

          Regulation of Gaming Operations. The Riverboat Act does not limit the maximum bet or per patron loss and licensees may set any maximum or minimum limits on wagering. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. Gaming sessions are limited to a four hour duration; however, special event extended cruises may be authorized by the Illinois Gaming Board.

          If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to inclement weather, river icing, or mechanical or structural difficulties, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. Recently, the Illinois Gaming Board amended its rules to clarify the circumstances under which dockside gaming will be permitted and to require the imposition of a fine for violations of the cruising requirements.

          A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $6.4 million, $5.4 million and $4.7 million , respectively, during 1996, 1995 and 1994. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at the rate of 20%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. Such wagering tax for the Aurora Casino amounted to $31.3 million, $29.3 million and $27.9 million, respectively, for the years 1996, 1995 and 1994.

          The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Riverboat Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

          A holder of any license is subject to imposition of penalties and fines, suspension or revocation of such license, or other action for any act or failure to act by such holder or his or her agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Riverboat Act also provides for civil penalties equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Gaming Board may revoke or suspend licenses, as the Board may see fit and in compliance with applicable laws of Illinois regarding administrative procedures, and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

          The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

          MISSISSIPPI

          The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation including the Mississippi Gaming Control Act ( the "Mississippi Act"). Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters of counties bordering the Mississippi River or in waters of the State of Mississippi which lie adjacent to the coastline of the three counties bordering the Gulf of Mexico. Mississippi's gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various federal, state, and county regulatory agencies.

          The Mississippi Act does not restrict the amount or percentage of space on a vessel that may be utilized for gaming nor does it limit the number of licenses that the Mississippi Commission can grant for a particular area.

          Each of HCT's directors, officers and certain key employees who are actively and directly engaged in the administration or supervision of gaming in Mississippi, or who have any other significant involvement with the gaming activities of the Tunica Casino, must be found suitable therefor and may be required to be licensed by the Mississippi Commission. All personnel responsible for the direction and management of the Tunica Casino have been found suitable by the Mississippi Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. An application for licensing may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to the issuing agency and the Mississippi Commission has jurisdiction to disapprove a change in licensed positions. If the Mississippi Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with HCT, HCT would have to suspend, dismiss and sever all relationships with such person or lose its license. HCT would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit.

          The licenses obtained by HCT are not transferable and will need to be renewed periodically. Presently, the policy of the Mississippi Commission is to award casino licenses for two-year periods, subject to renewal. The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to an opportunity for a hearing.

          Any individual who is found to have a material relationship to, or material involvement with, HCT may be required to be investigated in order to be found suitable or to be licensed as a business associate of HCT. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of HCT may also be deemed to have such a relationship or involvement. Additionally, certain beneficial owners, lenders and landlords of HCT may be required to be licensed. The landlord under the ground lease for the Tunica Casino has been found suitable by the Mississippi Commission.

          The statutes and regulations give the Mississippi Commission the discretion to require a suitability finding with respect to anyone who acquires any debt or equity security of HCT regardless of the percentage of ownership.
In addition, the Mississippi Commission has discretionary authority to require a holder of any debt to file an application, to be investigated and to be found suitable. While the Mississippi Commission generally does not require the individual holders of obligations to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default or where the holder of a debt instrument exercises a material influence over the gaming operations of the entity in question. The applicant is required to pay all costs of investigation.

          Any owner of debt or equity securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of debt or equity interests in HCT beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. HCT is subject to disciplinary action if, after it receives notice that a person is unsuitable to be an owner of its debt or equity securities or to have any other relationship with it, HCT (i) pays the unsuitable person any distributions or interest upon any securities of HCT or any payments or distribution of any kind whatsoever (ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, or (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Commission finds any owner unsuitable, such owner must immediately offer all of such owner's securities in HCT for purchase, and HCT shall, in turn, purchase the securities so offered, for cash at fair market value, within 10 days of the date of such offer.

          The Mississippi Commission has the power to impose additional restrictions on the holders of HCT's securities at any time through its power to regulate licensees.

          Mississippi gaming regulations provide that a change in control of HCT may not occur without the prior approval of the Mississippi Commission. Mississippi law prohibits HCT from making a public offering of its securities without the approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes.

          Because HCT is licensed to conduct gaming in Mississippi, neither HCT nor any affiliates may engage in gaming activities outside of Mississippi without the prior approval of the Mississippi Commission. The Mississippi Commission has adopted regulations related to foreign gaming approval, and HCT has been approved by the Mississippi Commission under its regulations to engage in gaming activities in certain jurisdictions outside of Mississippi.

          License fees and taxes are based upon a percentage of the gross gaming revenues received by a casino operation, or the number of slot machines operated by such casino, or the number of table games operated by such casino. In particular, gaming licensees must pay an annual $5,000 license fee and an additional fee based on the number of table games. A state gross revenues fee of 8% is due on adjusted gross gaming revenues. Several local governments have been authorized to impose additional gross fees on adjusted gross gaming revenues of up to 4% or, alternatively, per person boarding fees, and annual license fees based on the number of gaming devices on board. The City of Tunica and Tunica County impose a combined fee of 4% on adjusted gross gaming revenues. Such gaming taxes for the Tunica Casino amounted to $10.7 million, $10.7 million and $3.7 million during 1996, 1995 and 1994, respectively. Gross gaming taxes paid to the state are allowed as a credit against Mississippi state income tax liability.

          NEW JERSEY

          Casino gaming is strictly regulated in Atlantic City under the Casino Act and the rules and regulations of the Casino Commission, which affect virtually all aspects of the operations of the Sands. The laws, rules and regulations affecting Atlantic City gaming operations concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations.

          Casino Licenses. The Casino Act requires that all casino operations be licensed by the Casino Commission and that all employees (except for certain non-casino job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC and NJMI were issued plenary casino licenses, and GBCC was approved as a holding company of a casino licensee.

          The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win. During the years ended December 31, 1996, 1995 and 1994, the taxes assessed by, and the license and other fees paid by the Sands to the Casino Commission amounted to $23.5 million, $25 million and $24.5 million, respectively.

          The Casino Act also requires a casino licensee to make certain approved investments in New Jersey, of at least 1.25% of its gross casino revenues (as defined in the Casino Act) or pay an investment alternative tax of 2.5% of its gross casino revenues. Approved investments include the purchase of bonds issued by the Casino Reinvestment Development Authority ("CRDA"), a governmental agency which administers the statutorily mandated investments made by casino licenses.

          GBHC has, from time to time, contributed certain amounts held in escrow to the CRDA. In return, the CRDA granted GBHC waivers of certain of its investment obligations in future periods. GBHC made such contributions during the years ended December 31, 1996, 1995 and 1994 totaling $1.5 million, $250,000 and $2.5 million , respectively, resulting in waivers granted by the CRDA during 1995 totaling $128,000. No such waivers were granted during 1996 and 1994; however, the contributions have been designated for projects expected to benefit the community and the Sands facility.

NON-GAMING REGULATION

          The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution.
This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

          The riverboats operated by the Company must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.

          All shipboard employees of the Company, even those who have nothing to do with the marine operations of the vessel (such as dealers, waiters and security personnel), may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

TRADEMARKS

          The Company uses the service mark "Hollywood Casino" which is registered with the United States Patent and Trademark Office. The Company considers its rights to the "Hollywood Casino" service mark to be well established and to have significant competitive value to the Company's business. The loss of its right to use the "Hollywood Casino" service mark and to prevent others from using the same or a deceptively similar mark could have a material adverse effect on the Company.

          The Company also uses the service mark "Hollywood" and other "Hollywood-formative" marks to promote its casino and related services. These marks are either registered or are the subject of pending registration applications with the United States Patent and Trademark Office.

DEVELOPMENT ACTIVITIES

          On March 13, 1997, the Louisiana Gaming Control Board voted unanimously to grant the fifteenth and final riverboat license in Louisiana to Hollywood/DeBartolo Entertainment Louisiana, L.L.C. ("Hollywood/DeBartolo"), a company owned 50% by a subsidiary of HCC. Subject to receiving certain remaining approvals, Hollywood/DeBartolo has announced plans to construct a $194 million resort complex in Bossier City, Louisiana, approximately 200 miles east of Dallas, Texas. As presently planned, the complex will include a riverboat gaming facility with 30,000 square feet of gaming space; a 400-room hotel with a 30,000 square foot convention facility; an 80,000 square foot, themed pavilion; an 18-hole golf course and a highly themed, retail entertainment center. A subsidiary of HCC will operate the complex, other than the retail entertainment center, under a long-term management contract.

          Management believes that a proactive business development strategy is critical to the Company's long-term growth and continued success, and is committed to a development program that will maximize the Company's future opportunities. Accordingly, the Company will continue to actively pursue development of new casino entertainment venues by promoting the expansion of legalized gaming and by exploring opportunities where gaming is already sanctioned.

OTHER OPERATIONS

          During 1996 and early 1997, GBCC disposed of its remaining non-casino hotel operations. GBCC managed and had an ownership interest (but no obligation to fund losses) in the hotel operations of the Sands Hotel and Casino in San Juan, Puerto Rico. GBCC also managed two non-casino hotels and had an ownership interest in one of the hotels. For the year ended December 31, 1996, earnings before interest, taxes, depreciation and amortization attributable to such operations amounted to $1.2 million. As of December 31, 1996, all of GBCC's non-casino hotel related indebtedness was extinguished.

ITEM 2.  PROPERTIES

THE AURORA CASINO

          The Aurora Casino consists of two, four-level riverboats, City of Lights I and II, which have combined casino space of approximately 32,100 square feet and approximately 1,200 gaming positions. The complex also includes the four-story, approximately 64,000 square foot land based Pavilion and two parking garages.

          The first parking garage contains approximately 18,000 square feet of office space for administrative offices and approximately 13,000 square feet of office space. HCA leases the parking garage, including the office and retail space, from the City of Aurora under a 30 year lease ending June 2023, with HCA having the right to extend the term to a maximum of 99 years.

          In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA"), a governmental agency, completed the joint construction of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The new garage provides additional parking for casino patrons and includes approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11.5 million, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10.5 million. HCA funded all remaining construction costs. The facility is owned by ACCA and operated by HCA pursuant to a 30-year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA pays ACCA base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to ACCA's North

Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as any real estate taxes, maintenance costs, insurance premiums and utilities arising out of its operation of the garage. The lease is treated as a capital lease for financial reporting purposes.

          The Aurora Casino is pledged as collateral to the extent of $39 million, for $210 million face amount of senior secured notes, due November 1, 2003 (the "Senior Secured Notes") issued by HCC on October 17, 1995. The Senior Secured Notes bear interest, payable semiannually, at the rate of 12 3/4% discounted to yield 13 3/4% per annum. The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC will be required to make an offer to purchase not more than $2,500,000 in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered.

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

THE TUNICA CASINO

          The Tunica Casino currently consists of a one-story, 60,000 square foot casino, including 54,000 square feet of gaming space, 506 hotel rooms and suites and support facilities that includes three restaurants, a buffet, an arcade and a gift shop, banquet space, an enclosed pool and atrium, a showroom and administrative offices. The 1996 construction on an eight-story, approximately 350-room hotel tower was completed with a portion of the proceeds from the Senior Secured Notes discussed above. The Tunica facility also includes a 50-space recreational vehicle park and a 1,850-space surface parking area.

          The ground lease for the Tunica site has an initial term of five years from the date gaming operations commence, and an option to extend the lease for nine successive five-year terms. Rent during the initial term is equal to the greater of 4% of Gross Revenues (as defined in the lease) or $1.1 million per year. Because the ground lease for the Tunica site covers approximately 70 acres, there is sufficient land for future expansion should circumstances warrant.

          Substantially all of the assets of the Tunica Casino are pledged as collateral for the Senior Secured Notes discussed above.

THE SANDS

          As of December 31, 1996, the entity which owns the Sands is no longer an indirect subsidiary of HCC. The Sands is located in Atlantic City, New Jersey on approximately 4.8 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility consists of a casino and simulcasting facility with approximately 76,000 square feet of gaming space containing approximately 2,000 slot machines and 125 table games; a hotel with 532 rooms (including 58 suites); six restaurants; a cocktail lounge; two private lounges for invited guests (the Plaza Club and the Island Club); an 800-seat cabaret theater; retail space; an adjacent nine-story executive office building with 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and parking for approximately 1,900 vehicles. In addition, a warehouse near Atlantic City and a building located in Atlantic City that houses a print shop and auto shop support the operations of the Sands.

DEVELOPMENT SITES

          The Company holds options to purchase approximately 86 acres of land in Bossier City, Louisiana for its planned development of a resort complex as described under "Item 1. Business - Development Activities" above.

          The Company acquired two sites in the Houston, Texas area, one on Clear Lake in the City of Seabrook and the other on Lake Houston, as well as one lakeside site in the Dallas, Texas area in the north Dallas suburb of Farmers Branch, for development in the event that Texas passed enabling legislation to legalize gaming. Such legislation failed to pass in 1995, and although it is expected to be reintroduced during the 1997 legislative session, passage is believed to be highly doubtful. During 1996, management concluded that the properties should be offered for sale. An evaluation of net realizable value resulted in the Company recognizing an anticipated loss from the disposition of such properties of approximately $3.4 million.

OTHER OPERATIONS

          Prior to sale of the property in November 1996, GBCC had a 50% partnership interest with an unrelated third party in the Sheraton Plaza, a 496-room hotel located in Orlando, Florida. GBCC agreed to contribute up to $3.9 million as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. GBCC contributed $2.5 million toward such commitment through 1996. Such contributions were in recognition of GBCC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million were made through 1996. GBCC was required to pay approximately $2.9 million to retire its share of the underlying indebtedness on the property in connection with the sale.

          Prior to sale of the property in September 1996, GBCC operated the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1996 and 1995, GBCC made capital expenditures under the hotel operating agreement totaling approximately $2.6 million toward property improvements. GBCC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, GBCC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13.8 million from third parties at a cost of $6.8 million and subject to third party indebtedness amounting to $2.7 million. The required minimum rental payments (net of debt service receipts since the February 1994 note acquisition date) amounted to $397,000, $530,000 and $678,000, respectively, during the years ended December 31, 1996, 1995 and 1994. GBCC recorded the note receivable from Metroplex, which accrued interest at the rate of 9 1/2% per annum, at acquisition cost. Upon the sale of the hotel by Metroplex, GBCC received proceeds sufficient to repay the third party indebtedness of $1.9 million, recover its $6.8 million acquisition cost of the underlying indebtedness, recover $2.6 million of its total investment in property improvements and receive additional cash of approximately $770,000.

          GBCC also had a 46% interest in Southmark San Juan, Inc. ("Southmark San Juan"), a subsidiary of Southmark Corporation ("Southmark") which owned the 420-room Sands Hotel and Casino located in San Juan, Puerto Rico (the "Sands San Juan") prior to its sale in February 1997. GBCC operated this facility under a management agreement with Southmark San Juan and earned management fees of $504,000, $513,000 and $488,000 during the years ended December 31, 1996, 1995 and 1994, respectively. GBCC received a termination fee of approximately $1.5 million in connection with the sale and has agreed to continue to provide management services on a month to month basis through October 1997 subject to cancellation by the new owners. GBCC had not recognized losses incurred by Southmark San Juan since 1990 as its investment was eliminated through the recognition of prior years' losses.

ITEM 3.  LEGAL PROCEEDINGS

PLANET HOLLYWOOD LITIGATION

          Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HCT (together with the Original Hollywood Defendants, the "Hollywood Defendants") and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

          In its lawsuit, PHII alleges, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants and GBCC allege, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

          Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and intend to defend their position and pursue their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

OTHER LITIGATION

          HCC and its subsidiaries are also parties in various other legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCC and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          HCC's Class A common stock, 50,000,000 shares at $.0001 par value per share, is HCC's sole voting security. Since May 28, 1993, HCC's common stock has traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HWCC. The prices set forth in the following table represent actual transactions.

      PERIOD          High    Low
-------------------  ------  -----

1996
   First Quarter     $ 4.63  $3.13
   Second Quarter      8.50   3.38
   Third Quarter      10.75   4.63
   Fourth Quarter      6.13   2.88


1995
  First Quarter      $ 6.75  $4.75
  Second Quarter      10.25   5.88
  Third Quarter       10.13   6.63
  Fourth Quarter       7.00   3.63


          As of March 25, 1997, there were approximately 500 holders of record of HCC's voting common stock.

          No cash dividends have been paid on HCC's common stock in the past and HCC has no plans to pay cash dividends on its common stock in the foreseeable future. See Note 4 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose specified restrictions on the transfer of funds between certain subsidiaries.

          HCT's common stock, 1,000 shares with par value of $.01 per share, is its sole voting security; all of the 1,000 shares outstanding are owned by HCC.

          HCT has not paid dividends in the past and has no plans to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          The following tables present selected financial data for HCC and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere herein. The selected financial data for HCC has been presented as though HCC, which was incorporated during November 1990, owned its subsidiaries for all periods presented. See Note 1 to Notes to the Consolidated Financial Statements of HCC appearing elsewhere herein. The data as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, have been derived from the audited consolidated financial statements of HCC contained elsewhere in Item 8.

STATEMENT OF OPERATIONS DATA:                                                                 YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                1996       1995       1994       1993       1992
                                                                              ---------  ---------  ---------  ---------  ---------
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.............................................................     $530,580   $539,943   $464,384   $343,340   $275,584
                                                                              --------   --------   --------   --------   --------
Expenses:
  Departmental...........................................................      426,769    396,157    338,776    249,139    209,268
  General and administrative.............................................       37,169     36,914     33,189     31,989     30,507
  Depreciation and amortization..........................................       40,836     40,955     30,960     25,003     21,064
  Amortization of preopening costs.......................................            -     11,002      2,120          -
  Development............................................................        1,065      6,765      5,154      1,926          -
  Write down of properties held for
   sale..................................................................        3,400          -          -          -          -
                                                                              --------   --------   --------   --------   --------
    Total expenses.......................................................      509,239    480,791    419,081    310,177    260,839
                                                                              --------   --------   --------   --------   --------
Income from operations...................................................       21,341     59,152     45,303     33,163     14,745
                                                                              --------   --------   --------   --------   --------
Nonoperating income (expenses):
  Interest income........................................................        3,101      3,708      4,227      3,437      3,800
  Interest expense.......................................................      (59,090)   (55,558)   (46,233)   (43,141)   (40,924)
  Write-off deferred pre-acquisition costs...............................            -          -          -          -    (13,086)
  Loss on disposition of assets..........................................       (1,841)      (514)       (26)         -          -
                                                                              --------   --------   --------   --------   --------
    Total nonoperating expenses, net.....................................      (57,830)   (52,364)   (42,032)   (39,704)   (50,210)
                                                                              --------   --------   --------   --------   --------
(Loss) income before income taxes, nonrecurring
   and extraordinary items...............................................      (36,489)     6,788      3,271     (6,541)   (35,465)
Valuation provision on affiliate receivables.............................      (18,741)         -          -          -          -
                                                                              --------   --------   --------   --------   --------
(Loss) income before income taxes and
   extraordinary item....................................................      (55,230)     6,788      3,271     (6,541)   (35,465)
Income tax (provision) benefit...........................................          (63)      (268)    (1,527)     7,069       (657)
                                                                              --------   --------   --------   --------   --------
(Loss) income before extraordinary item..................................      (55,293)     6,520      1,744        528    (36,122)
Extraordinary item:
  Early extinguishment of debt,
    net of related tax benefits (1)......................................            -    (23,808)       126    (13,069)         -
                                                                              --------   --------   --------   --------   --------
Net (loss) income........................................................     $(55,293)  $(17,288)  $  1,870   $(12,541)  $(36,122)
                                                                              ========   ========   ========   ========   ========
Per common share:
  (Loss) income before extraordinary item................................     $  (2.24)  $    .26   $    .07   $    .02   $  (1.81)
  Extraordinary item.....................................................            -       (.96)       .01       (.57)         -
                                                                              --------   --------   --------   --------   --------
    Net (loss) income....................................................     $  (2.24)  $   (.70)  $    .08   $   (.55)  $  (1.81)
                                                                              ========   ========   ========   ========   ========

BALANCE SHEET DATA:                                                                                 DECEMBER 31,
                                                                              ----------------------------------------------------
                                                                                1996       1995       1994       1993       1992
                                                                              --------   --------   --------   --------   --------
                                                                                                    (IN THOUSANDS)

Total assets.............................................................     $308,085   $514,463   $464,135   $369,255   $279,547
Total debt, including capital
  lease obligations......................................................      232,046    496,847    432,117    345,451    328,555
Shareholders' equity (deficit)...........................................       45,144    (57,233)   (39,947)   (41,818)   (97,538)

--------------------
(1) Includes the following items: (i) for 1995, costs associated with the October 1995 issuance of the Senior Secured Notes by HCC and (ii) for 1993, the accrual of $14 million of costs associated with a 1994 recapitalization of GBCC, net of related tax benefit.

HOLLYWOOD CASINO-AURORA, INC. AND HWCC-TUNICA, INC.

          The following tables set forth selected financial information for HCA and HCT and are qualified in their entirety by, and should be read in conjunction with, HCA and HCT's Financial Statements and notes thereto contained elsewhere herein. HCA and HCT commenced operations on June 17, 1993 and August 8, 1994, respectively. The data as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 have been derived from the audited financial statements of HCA and HCT contained elsewhere in Item 8.

                         HOLLYWOOD CASINO-AURORA, INC.

STATEMENT OF OPERATIONS DATA:

                                                                     YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                        1996       1995       1994      1993(1)      1992
                                                      ---------  ---------  ---------  ----------  --------
                                                                         (IN THOUSANDS)

Net revenues.......................................   $163,391   $152,508   $148,000   $71,628     $     -
                                                      --------   --------   --------   -------     -------

Expenses:
   Departmental....................................    114,006    102,780     95,495    45,047           -
   General and administrative......................     14,645     14,406     11,926     8,200           -
   Depreciation and amortization...................      8,834      9,172      7,121     3,582         494
   Amortization of preopening costs................          -          -      5,863     2,120           -
                                                      --------   --------   --------   -------     -------
    Total expenses.................................    137,485    126,358    120,405    58,949         494
                                                      --------   --------   --------   -------     -------
   Income from operations..........................     25,906     26,150     27,595    12,679        (494)
                                                      --------   --------   --------   -------     -------
Non-operating income (expense):
   Interest income.................................        205        306        458       432           -
   Interest expense................................     (6,704)    (6,493)    (6,654)   (3,930)          -
                                                      --------   --------   --------   -------     -------
    Total non-operating expenses, net..............     (6,499)    (6,187)    (6,196)   (3,498)          -
                                                      --------   --------   --------   -------     -------

Income before income taxes.........................     19,407     19,963     21,399     9,181        (494)
Income tax provision...............................     (6,883)    (7,554)    (7,557)   (3,567)          -
                                                      --------   --------   --------   -------     -------

Income before extraordinary item...................     12,524     12,409     13,842     5,614        (494)
Extraordinary item.................................          -       (989)         -         -           -
                                                      --------   --------   --------   -------     -------

Net income.........................................   $ 12,524   $ 11,420   $ 13,842   $ 5,614     $  (494)
                                                      ========   ========   ========   =======     =======


BALANCE SHEET DATA:
                                                                            DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1996       1995       1994      1993        1992
                                                      --------   --------   --------   -------     -------

Total assets.......................................   $107,449   $ 93,196   $ 73,356   $77,113     $17,716
Total debt, including capital lease obligations....     65,430     55,829     50,141    54,624      13,767
Shareholder's equity...............................     28,033     25,549     14,071    10,659       1,507

(1)  The Aurora Casino commenced operations on June 17, 1993.

                               HWCC-TUNICA, INC.

STATEMENT OF OPERATIONS DATA:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                             1996       1995      1994(1)
                                                                           ---------  ---------  ----------
                                                                                   (IN THOUSANDS)

Net revenues..............................................                 $ 94,524   $ 94,416   $32,413
                                                                           --------   --------   -------

Expenses:
 Departmental.............................................                   72,602     63,842    22,623
 General and administrative...............................                    5,962      5,711     2,425
 Depreciation and amortization............................                   10,906     10,356     3,610
 Amortization of preopening costs.........................                        -          -     5,939
                                                                           --------   --------   -------
  Total expenses..........................................                   89,470     79,909    34,597
                                                                           --------   --------   -------

 Income (loss) from operations............................                    5,054     14,507    (2,184)
                                                                           --------   --------   -------

Non-operating income (expenses):..........................
 Interest income..........................................                      835        637       374
 Interest expense.........................................                  (10,060)   (10,792)   (4,454)
 Loss on sale of assets...................................                      (45)      (505)        -
                                                                           --------   --------   -------
  Total non-operating expenses, net.......................                   (9,270)   (10,660)   (4,080)
                                                                           --------   --------   -------

(Loss) income before income taxes and extraordinary item..                   (4,216)     3,847    (6,264)
Income tax benefit........................................                        -        694         -
                                                                           --------   --------   -------

(Loss) income before extraordinary item...................                   (4,216)     4,541    (6,264)
Extraordinary item........................................                        -     (9,614)      126
                                                                           --------   --------   -------

Net loss..................................................                 $ (4,216)  $ (5,073)  $(6,138)
                                                                           ========   ========   =======


BALANCE SHEET DATA:
                                                                                      DECEMBER 31,
                                                                           ------------------------------
                                                                             1996       1995       1994
                                                                           ---------  --------   --------

Total assets..............................................                 $116,620   $122,240   $99,889
Total debt, including capital lease obligations...........                   86,645     88,340    61,789
Shareholder's equity......................................                   19,210     23,426    28,499


(1)  The Tunica Casino commenced operations on August 8, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or the Company in particular, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

          On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. For the years ended December 31, 1996, 1995 and 1994, however, the operations of GBCC are included in the consolidated results of operations of HCC. In future periods, HCC's results of operations will not include the operations of GBCC and its subsidiaries. Because HCC and the HCC subsidiaries that own and operate the Aurora Casino and the Tunica Casino are not obligated for GBCC's indebtedness and because GBCC and its subsidiaries are restricted in their ability to pay or advance funds to HCC and its subsidiaries, management's discussion and analysis of HCC's financial condition and results of operations is divided into separate analyses of: (i) HCC, including all of its subsidiaries other than GBCC and its subsidiaries (the "HCC Group") and (ii) GBCC and its subsidiaries which include the Sands (the "GBCC Group").

          The following table sets forth the pro forma results of operations of HCC for the year ended December 31, 1996 as if the distribution of GBCC common stock had occurred at December 31, 1995 and, as a result, the GBCC Group had not been consolidated with HCC. Such pro forma information for years prior to 1996 is not believed to be relevant as the operations of the Tunica Casino and the Aurora Casino would be for less than full years.

Net revenues                                $ 258,487,000
Total expenses                               (241,545,000)
                                             ------------

Income from operations                         16,942,000
                                             ------------

Non-operating expenses:
 Interest expense, net                        (26,563,000)
 Loss on disposal of assets                       (46,000)
                                             ------------

Total non-operating expenses                  (26,609,000)
                                             ------------

Loss before income taxes                       (9,667,000)

Income tax provision                             (695,000)
                                             ------------

Net loss                                     $(10,362,000)
                                             ============

Net loss per common share                          $(0.42)
                                             ============

RESULTS OF OPERATIONS

HCC GROUP

Selected financial information of the HCC Group is presented below:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1996           1995           1994
                                                                       ------------   ------------   ------------
                                                                                     (in thousands)
Casino revenues................................................        $    244,485   $    234,570   $    169,877
Other departmental revenues....................................              36,660         30,915         29,739
Less - promotional allowances..................................             (22,658)       (18,226)       (19,067)
                                                                       ------------   ------------   ------------

  Net revenues.................................................             258,487        247,259        180,549
                                                                       ------------   ------------   ------------

Casino expenses................................................             174,032        154,584        109,256
Other departmental expenses....................................              12,716         11,907          8,670
General and administrative expenses............................              29,326         26,523         21,654
Depreciation and amortization..................................              21,006         20,432         11,413
Amortization of preopening costs...............................                   -              -         11,802
Development expenses...........................................               1,065          6,765          5,154
Write down of properties held for sale.........................               3,400              -              -
                                                                       ------------   ------------   ------------

  Total expenses...............................................             241,545        220,211        167,949
                                                                       ------------   ------------   ------------

  Income from operations.......................................        $     16,942   $     27,048   $     12,600
                                                                       ============   ============   ============

          Net revenues of the HCC Group for the year ended December 31, 1996 were $258.5 million, an increase of 4.5% from net revenues of $247.3 million in 1995. The 1995 net revenues reflected an increase of $66.7 million (36.9%) from the $180.5 million earned during 1994. Most of the 1996 increase was realized by improved net revenues at the Aurora Casino; net revenues at the Tunica Casino were virtually unchanged in 1996 compared to 1995. The Tunica Casino, which opened in August 1994, provided incremental net revenues of $62 million during 1995, accounting for substantially all of the HCC Group's increase. The 1995 increased revenues also included an increase in net revenues at the Aurora Casino of $4.5 million compared to 1994. As explained below, an expansion project at the Aurora Casino, which commenced during the first quarter of 1995 and required the removal from service of one of the Aurora Casino's two riverboats for a period of 30 days during the second quarter of 1995, resulted in a decline in revenues during the second quarter of 1995.

          As explained in greater detail below, the 4.5% increase in 1996 net revenues was offset by a $21.3 million (9.7%) increase in operating expenses, resulting in a decline in income from operations of $10.1 million (37.4%) in 1996 compared to 1995. The increase in operating expenses primarily resulted from higher marketing and promotional expenses in response to increased competition at both the Aurora Casino and the Tunica Casino. The 1995 increase in revenues over the prior year enabled the HCC Group's income from operations to improve $14.4 million to $27 million in 1995 from $12.6 million in 1994. The Tunica Casino contributed an incremental $16.7 million in income from operations after consulting fees; as a result of the aforementioned construction and the advent of additional competition in its market area, income from operations at the Aurora Casino declined by $1.4 million during 1995 compared with 1994.

AURORA CASINO

          GENERAL

          Income from operations at the Aurora Casino, adjusted to exclude management fees payable to a subsidiary of GBCC, amounted to $35.3 million for the year ended December 31, 1996 compared to $35.6 million and $37.6 million, respectively, during 1995 and 1994. During the second quarter of 1995, the expansion of one of the Aurora Casino's two riverboats was completed, increasing gaming capacity by 10,000 square feet and slot machine capacity by 34%. The increase in space generated significant increases in gross wagering and gaming revenues during the first half of 1996 compared to the first half of 1995. Operating results during the last half of 1996 were negatively impacted by the opening of three gaming facilities in northern Indiana during June and severe local flooding in July. During the period of their operations in 1996, the northern Indiana casinos generated nearly $3 billion of gross wagering and $230 million of casino revenues. While the flooding caused only minor damage to the Aurora Casino, several cruises had to be cancelled and the surrounding area suffered extensive damage which reduced casino volume for the remainder of the third quarter. During the 1995 expansion one riverboat was out of service for 30 days prior to completion of the construction in May; however, through a combination of cruise schedule revisions and special marketing efforts, casino revenues during this period approximated 72% of those earned during the same period in 1994. Such performance was achieved despite a 48% reduction in gaming positions and the additional competition in 1995 from a riverboat operation in nearby Elgin, which opened in October 1994.

          GAMING OPERATIONS

          The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the years ended December 31, 1996, 1995 and 1994.


                                       YEAR ENDED DECEMBER 31,
                                -------------------------------------
                                   1996         1995         1994
                                -----------  -----------  -----------
                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games.................   $   51,230   $   57,008   $   64,763
 Slot machines...............      105,894       89,273       74,674
                                ----------   ----------   ----------

  Total......................   $  157,124   $  146,281   $  139,437
                                ==========   ==========   ==========

TABLE GAMES:
 Gross wagering (drop) (1)...   $  304,851   $  320,822   $  356,381
 Hold percentages (2):
  HCA........................         16.8%        17.8%        18.2%
  Other Chicago-area (3).....         18.8%        19.0%        18.4%

SLOT MACHINES:
 Gross wagering (handle) (1).   $1,902,642   $1,499,768   $1,182,594
 Hold percentages (2):
  HCA........................          5.6%         6.0%         6.3%
  Other Chicago-area (3).....          5.7%         5.9%         6.3%

_______________________

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

(3) Comprised of Empress and DPD/Harrah's Casinos located in Joliet, Illinois and Grand Victoria's Casino located in Elgin, Illinois (which opened October 6, 1994). Percentages have been calculated based on information published by the Illinois Gaming Board.

          Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased by $386.9 million during 1996 compared to 1995 primarily due to the expansion of gaming space in 1995 which increased slot machine capacity by 34%. Slot machine handle during 1996 increased $402.9 million (26.9%) while table drop decreased slightly. The increase in slot machine handle during the first four months of 1996 was 76.3% compared to the pre-expansion and construction periods in 1995; however, as a result of flooding and the competition from new boats in Indiana, slot machine handle during the last six months of 1996 was only 2% above the 1995 comparable period.

          The 26.9% increase in slot machine handle during 1996 compares favorably to the 3.4% increase experienced by other Chicago-area riverboat operators. Other Chicago-area operators also experienced a decrease in table game wagering of 10.8% compared to a 5% decrease at the Aurora Casino. Accordingly, the Aurora Casino increased both its slot machine and table games market share during 1996 as the additional competition from Indiana riverboats had a greater negative impact on Chicago-area operators closer to Indiana than on the Aurora Casino.

          Total gross wagering increased $281.6 million during 1995 compared to 1994 in spite of the removal of one of the facility's two riverboats from service for 30 days as discussed previously. The overall increase in casino wagering reflects the expanded gaming space, as well as the continuing refinement of the Aurora Casino's marketing strategy, including the growth of its data base of Chicago area patrons and the growth in membership of its patron recognition casino players' card programs which identify higher value patrons.

          The Aurora Casino's decrease in table drop of 10% during the year ended December 31, 1995 (a decrease of 3.3% during the six month period ended December 31, 1995 subsequent to the expansion of gaming space) compares with an increase in table drop for other Chicago-area riverboat operators of 39.9%. The significant Chicago market increase and the resulting decrease in table games market share for the Aurora Casino is primarily due to increased competition from the Elgin facility, which was able to provide more spacious surroundings for its table game patrons. Exclusive of the Elgin facility, table drop for the other Chicago-area riverboat operators increased by only 2.5%. Slot machine handle at the Aurora Casino increased 26.8% overall during 1995 compared to 1994 and 38.4% during the last six months of 1995 compared to the same period in 1994. The 1995 increase compares unfavorably to the 62.8% increase experienced by other Chicago-area riverboat operators; however, excluding the increase resulting from the Elgin facility's opening in October 1994, the other Chicago-area increase in slot machine handle was only 20.2%.

          REVENUES

          Casino revenues increased $10.8 million (7.4%) during the year ended December 31, 1996 compared to 1995. Such increase resulted from a $16.6 million increase in slot machine revenues offset, in part, by a $5.8 million decline in table game revenues. The 26.9% increase in slot machine handle during 1996 was partially offset by a decrease in the slot machine hold percentage to 5.6% from 6%, resulting in a slot machine revenue increase of $16.6 million (18.6%). The slight decline in table game wagering discussed previously was further compounded by a decline in the table game hold percentage to 16.8% in 1996 from 17.8% in 1995. These factors combined to bring about a decrease in table game revenues of $5.8 million (10.1%).

          Total casino revenues increased $6.8 million (4.9%) during 1995 compared to 1994. Table games revenue decreased $7.8 million (12%) during 1995 compared to 1994. The aforementioned 10% decrease in drop during 1995 compared to 1994 was compounded by the decrease in the table game hold percentage to 17.8% in 1995 from 18% in 1994. The 26.8% increase in slot machine handle during 1995 was partially offset by a decline in the slot hold percentage, resulting in a 1995 slot machine revenue increase of $14.6 million (19.6%) compared to 1994.

          Food and beverage revenues increased $2.1 million (17.7%) during 1996 compared to 1995 as a result of increased complimentaries resulting from marketing programs. Food and beverage revenues at the Aurora Casino increased by $728,000 (6.6%) during 1995 compared to 1994 due to increases in patron volume and enhancements at the Epic Buffet and other banquet facilities.

          Other revenues decreased $1 million (21%) during 1996 compared to 1995 due to reductions in parking fees generated in response to competitive pressures. Admission and other revenues decreased by $8.9 million (64.3%) during 1995 compared to 1994 primarily as the result of admission fees being discontinued in response to competitive pressures in the Chicago area together with decreases in retail revenue resulting from changes in certain retail-oriented promotional activities.

          Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 64.5%, 62.6% and 65.5%, respectively, during the years ended December 31, 1996, 1995 and 1994. The 1996 increase reflects the increase in dining promotional activities partially offset by the elimination of complimentary parking fees. The 1995 decrease from the prior year reflects (i) the discontinuance of admission fees and, consequently, complimentary admissions, and (ii) the elimination of complimentary beverages to conform to a clarification of existing liquor laws.

          DEPARTMENTAL EXPENSES

          Casino expenses increased by $10.8 million (11.2%) in 1996 compared to 1995 primarily due to the increases in casino wagering noted above together with
increased promotional activity.   Casino expenses increased by $8.6 million
(9.7%) during 1995 over 1994. Such increase exceeded the corresponding increase in casino revenues and is primarily due to additional costs associated with the opening of the expanded riverboat in May 1995 and to the implementation of new marketing programs and expansion of existing programs.

          Food and beverage expenses increased slightly during 1996 as increases in payroll and food costs were virtually offset by increased allocations to the casino department as a result of promotional activities. Food and beverage expenses decreased $721,000 (12.9%) during 1995 compared to 1994. Such decrease was a result of an increase in food complimentaries charged to casino expenses and was partially offset by higher food costs primarily due to increased patronage and the Aurora Casino's efforts to upgrade the quality of its Epic Buffet food service. Food and beverage services to casino patrons are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

          Other expenses increased $324,000 (43.7%) in 1996 compared to 1995 as fewer expenses were allocated to the casino department, primarily as a result of reduced parking costs. Other expenses decreased $577,000 (43.7%) during 1995 as compared to 1994 primarily due to increased allocations to the casino department.

TUNICA CASINO

          GENERAL

          The Tunica Casino earned income from operations, adjusted to exclude consulting fees payable to a subsidiary of GBCC, of $6.3 million in 1996 compared to $15.7 million in 1995 and a loss of $1.8 million for 1994 (the Tunica Casino opened on August 8, 1994). The 1996 decrease results primarily from increased competition in the Tunica market as evidenced by the opening of new casinos in December 1995 and April and July 1996. The additional competition resulted in increased marketing and promotional expenditures to protect market share.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the years ended December 31, 1996 and 1995 and for the period from opening on August 8, 1994 through December 31, 1994. Published local and state-wide industry information is limited in both detail and availability. Accordingly, relevant comparisons between the Tunica Casino and its market competitors can not be presented.


                                                        YEAR ENDED
                                                       DECEMBER 31,           PERIOD FROM
                                               --------------------------   OPENING THROUGH
                                                  1996          1995       DECEMBER 31, 1994
                                               -----------  -------------  ------------------
                                                     (in thousands, except percentages)
CASINO REVENUES:
  Table games.............................     $   16,650     $   17,782            $  7,384
  Slot machines...........................         69,644         69,256              22,521
  Poker revenues..........................          1,067          1,251                 535
                                               ----------     ----------            --------

           Total..........................     $   87,361     $   88,289            $ 30,440
                                               ==========     ==========            ========

TABLE GAMES:
  Gross wagering (drop) (1)...............     $   82,350     $   80,348            $ 38,039
  Hold percentage (2).....................           20.2%          22.1%               19.4%

SLOT MACHINES:
  Gross wagering (handle) (1).............     $1,332,949     $1,345,983            $409,938
  Hold percentage (2).....................            5.2%           5.1%                5.5%

--------------
(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

          Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle decreased slightly (less than 1%) during 1996 as compared to 1995. Table game wagering increased $2 million (2.5%); however, slot machine handle decreased $13 million (1%), more than offsetting the table game increase.

          During the first quarter of 1996, the Tunica Casino opened its new "Adventure Slots" attraction, a highly themed area of the casino floor which features interactive memorabilia displays and entertainment. Although a significant portion of the casino's slot machine capacity was removed from the casino floor during the first six weeks of 1996 for construction of this new attraction, increased patron volume subsequent to its mid-February opening resulted in an overall increase in slot machine handle of 6% for the first quarter of 1996 compared to the same period of 1995. Such increase was offset during the remainder of 1996 by the opening in April 1996 of a fourth casino in the Casino Strip cluster and the opening in July 1996 of the largest casino in Tunica County, Grand Casino, which is located north of the Casino Strip and closer to the primary gaming market of Memphis, Tennessee.

          REVENUES

          Total casino revenues decreased slightly by $928,000 (1.1%) during 1996 compared to 1995. The increase in table game wagering was offset by a decrease in the table hold percentage to 20.2% from 22.1%, resulting in a decrease in table game revenues of $1.1 million (6.4%). Although slot machine wagering showed a decrease in 1996, the hold percentage improved to 5.2% from 5.1%, resulting in a slight increase in slot machine revenues of $388,000 (less than 1%).

          Casino revenues increased $57.9 million (190%) during the year ended December 31, 1995 compared to the period of time the Tunica Casino was in operation during 1994. On a more comparable basis, annualization of the reported amounts of revenues during the 1994 period of operations indicates that table revenues declined and slot machine revenues increased during 1995 in comparison to 1994. The Tunica Casino reduced the number of table games by approximately 10% and slightly increased the number of slot machines compared to the initial period of its operations in 1994 reflecting changes in the table game and slot machine components of its customer mix. Such changes resulted, in part, from the opening in February 1995 of an additional casino which heavily promotes its table game business, from the introduction by the Tunica Casino of additional marketing programs geared toward slot patrons and to refinements in the type of slot machines offered to meet customers' preferences. Table game revenues also benefitted from an increase in the hold percentage for table games to 22.1% during 1995 compared to 19.4% during the period from opening to December 31, 1994. Slot machine revenue growth in 1995 was a result of significant increases in slot machine gross wagering, partially offset by a decline in the slot machine hold percentage to 5.1% during 1995 compared to 5.5% during the period from opening to December 31, 1994.

          Rooms revenues increased $2.1 million (67.2%) during 1996 compared to 1995. This increase results from the opening of the Tunica Casino's new 352-room hotel tower during the third quarter of 1996, increasing the number of guest rooms by almost 130%. Hotel occupancy rates have decreased slightly as a result of the additional rooms, declining to an average of 88% for the period from August through December 1996 from an average of 99.7% from January through July 1996 and an average of 96% in 1995. Hotel room revenues increased $2.3 million (152.5%) in 1995 compared to 1994 primarily as a result of the hotel facility opening approximately one month after the casino opened in the third quarter of 1994 and to improved occupancy rates, which have increased from an average of approximately 86% in 1994 to approximately 96% in 1995.

          Food and beverage revenues increased $2.3 million (24.1%) during 1996 compared to 1995 as a result of increased overnight patron volume from the newly completed hotel tower, the opening of a new dining outlet and increased promotional activities. The $6.1 million (174.3%) increase in food and beverage revenues during 1995 compared to the partial year in 1994 is comparable to the increases noted in casino revenues and reflects additional patron volume.

          Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues, increased to 61.1% from 56% during 1995 and 58.9% during the period from opening to December 31, 1994. The 1996 increase results from the increased use of hotel and food and beverage complimentaries as part of the Tunica Casino's promotional programs. The 1995 decrease from the prior period primarily resulted from decreased utilization of complimentaries compared with the initial period of operations, during which more complimentaries were used to attract new casino patrons.

          DEPARTMENTAL EXPENSES

          Casino expenses increased $8.6 million (15%) in 1996 compared to 1995 primarily due to increases in advertising and marketing costs and other promotional activities. Such costs increased in 1996 with the advent of additional competition as discussed under "Gaming Operations" above and the opening of the new hotel tower and the "Adventure Slots" attraction. Additional promotional activities also resulted in increased allocations of rooms and food and beverage costs to the casino department. Casino expenses increased $36.7 million (177.8%) in 1995 compared to the partial year of operations in 1994. Such increase is comparable to the increase in casino revenues and reflects increased patron volume.

          Rooms expenses decreased $314,000 (16.6%) in 1996 compared to 1995 in spite of the addition of the new hotel tower. The decrease is primarily due to increases in promotional activities resulting in increased allocations of room costs to the casino department. Rooms expenses increased $1.4 million (281.2%) in 1995 compared to the partial year of operations in 1994. In addition to the increase resulting from increased patron volume, the near capacity hotel occupancy rate of 96% in 1995 allowed for less hotel room promotional activity, thus reducing the allocation of such costs to the casino department.

          The increase in other expenses of $72,000 (6.1%) during 1996 compared to 1995 results from increased merchandise costs with respect to retail sales, to increases in entertainment expenses and to increased public area maintenance costs. The $826,000 (228.8%) increase in other expenses in 1995 compared to the period from opening in 1994 reflects the additional casino volume and a decrease in promotional activities after the initial start up period.

GBCC GROUP

          Selected financial information of the GBCC Group is presented below:


                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1996       1995       1994
                                                      ---------  ---------  ---------
                                                               (in thousands)
Casino revenues....................................   $242,889   $264,048   $256,207
Other departmental revenues........................     68,680     67,372     64,653
Less - promotional allowances......................    (27,929)   (27,083)   (24,943)
                                                      --------   --------   --------

 Net revenues......................................    283,640    304,337    295,917
                                                      --------   --------   --------

Casino expenses....................................    218,990    209,282    198,270
Other departmental expenses........................     21,031     20,384     22,482
General and administrative expenses................     19,363     21,983     22,916
Depreciation and amortization......................     19,868     20,553     19,547
                                                      --------   --------   --------

 Total expenses....................................    279,252    272,202    263,215
                                                      --------   --------   --------

 Income from operations............................   $  4,388   $ 32,135   $ 32,702
                                                      ========   ========   ========

          The GBCC Group's primary sources of revenues are the operations of the Sands and management and consulting fees earned from the Aurora Casino and the Tunica Casino. Results of operations for the Aurora Casino, on which such management fees are based, were discussed above as part of the HCC Group. Since January 1994, the GBCC Group has earned a fixed consulting fee from the Tunica Casino of $100,000 per month. The GBCC Group has reduced its losses from noncasino hotels during recent years through the sale of certain owned properties and the termination of management contracts on certain managed properties.

          The GBCC Group's consolidated net revenues declined to $283.6 million during 1996 from $304.3 million for 1995 which, combined with higher operating costs at the Sands, resulted in a decline in income from operations to $4.4 million in 1996 from $32.1 million in 1995. Operating results have been adversely affected in 1996 by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share and to a lesser degree by severe winter snowstorms in January and February. These factors, as well as declines in both the table games and slot machine hold percentages, resulted in a decline in net revenues at the Sands of 6.8% (to $264.8 million in 1996 from $284 million in 1995). In addition, marketing and advertising costs increased by $10.9 million (17.3%) during 1996 compared to 1995 in response to competitive pressures.

          GAMING OPERATIONS

          The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:


                                 YEAR ENDED DECEMBER 31,
                          -------------------------------------
                             1996         1995         1994
                          -----------  -----------  -----------
                           (IN THOUSANDS, EXCEPT PERCENTAGES)

REVENUES:
 Table games...........   $   79,127   $   95,835   $   96,485
 Slot machines.........      159,972      163,821      155,381
 Other (1).............        3,790        4,392        4,341
                          ----------   ----------   ----------

  Total................   $  242,889   $  264,048   $  256,207
                          ==========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)...........   $  576,577   $  606,283   $  605,854
                          ==========   ==========   ==========

 Hold Percentages: (3)
  Sands................         13.7%        15.8%        15.9%
  Atlantic City Casino
   Gaming Industry.....         15.5%        15.9%        15.8%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2).........   $1,954,612   $1,892,159   $1,760,279
                          ==========   ==========   ==========

 Hold Percentage:(3)
  Sands (4)............          8.2%         8.7%         8.8%

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

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available. The 1994 hold percentage calculations for the Sands have been adjusted to exclude the recognition of approximately $1 million, in slot machine revenues resulting from the reversal of certain progressive jackpot liabilities (see "Revenues" below).

  Table games drop at the Sands declined $29.7 million (4.9%) during 1996 compared with 1995 and did not change significantly during 1995 compared with 1994. The Sands' 1996 decrease in table drop compares with an increase of 5% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' 1996 table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) declined to 7.7% from 8.5% during 1995. Table game drop throughout 1996 was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and midmarket segments. The second half of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands. The Sands' slight decrease in drop during 1995 compares with an increase of 4.7% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share decreased to 8.5% during 1995 from 8.8% in 1994. The Sands' table game drop decrease was again largely attributable to competitive pressures in the rated table market segment; however, such decreases were partially offset by increases in the unrated table segment. As a result of the Grand Opening on July 1, 1994, the number of table games, excluding poker, increased significantly and table games were made more accessible to casino patrons boosting table drop during the second half of 1994. However, a number of factors adversely affected the 1994 first six months' table games performance including: (i) the relocation of many blackjack tables to a less accessible temporary gaming space during construction and the periodic closing of selected tables on the main casino floor as construction neared completion; (ii) the severe winter weather during the first quarter, particularly on weekend periods which generally affect the Sands to a greater degree than its competitors since the Sands caters to premium table players who concentrate their visits over weekend periods; (iii) the overall trend in the Atlantic City marketplace towards slot machine play and (iv) competitive pressures, particularly in the high-end table patron segment.

  Slot machine handle increased $62.5 million (3.3%) and $131.9 million (7.5%) for the years ended December 31, 1996 and 1995, respectively, compared with the previous years. The Sands' slot machine handle increases compare with 4.9% and 15.7% increases, respectively, in slot machine handle for all other Atlantic City casinos during the same periods. As a result, the Sands' market share decreased to 6.1% in 1996 from 6.2% during 1995 and 6.7% during 1994. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which resulted in significant increases in the number of bus patrons for 1996 compared to 1995. The Sands' average number of slot machines increased by less than 1% during 1996 compared to an increase of 11.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 121,000 square feet of casino space and further contributed to the Sands' decline in market share. Although the Sands' increase in the average number of slot machines during 1995 was comparable to the overall Atlantic City industry increase, the Sands' increase in slot machine handle lagged the 15.7% increase in handle for all other Atlantic City casinos. During the second quarter of 1995, the Sands discontinued certain marketing programs and promotions (particularly slot promotions which included cash giveaways) which management deemed to be only marginally profitable. This strategy worked well during the 1995 second quarter; however, entering the peak summer season, many of the Sands' competitors increased such spending programs and the Sands lost market share in the highly profitable mass market segment.

  REVENUES

  Casino revenues at the Sands decreased by $21.2 million (8%) during 1996 compared with 1995. Most of the decline in casino revenues is attributable to table games which were impacted by both a decline in gross wagering as discussed previously and by a significant and unusual decrease in table games hold percentage at the Sands to 13.7% during 1996 compared to 15.8% during 1995. The 3.3% increase in slot machine wagering at the Sands during 1996 compared to 1995 was more than offset by a decline in the slot machine hold percentage to 8.2% from 8.7%.

  During 1995, casino revenues at the Sands increased by $7.8 million (3.1%) compared with 1994. Casino revenues during the second quarter of 1994 included the recognition of approximately $1 million resulting from the reversal of certain progressive jackpot liabilities; the exclusion of such amount from 1994 revenues results in a 1995 increase in casino revenues of 3.5%. Casino revenues were also negatively impacted by decreases in both the table games and slot machine hold percentages at the Sands during 1995 compared to 1994.

  Rooms revenues decreased $1.3 million (8.5%) during 1996 compared with 1995, but did not change significantly during 1995 compared with 1994. The 1996 decrease reflects the sale in September 1996 of a hotel property operated by the GBCC Group under a joint operating agreement. Room revenues for such property were $1.4 million during the fourth quarter of 1995. Food and beverage revenues increased by $1 million (2.9%) and by $3.3 million (10.6%), respectively, during 1996 and 1995 compared with the prior years. These increases were primarily the result of the opening of the Epic Buffet at the Sands during the third quarter of 1995, partially offset in 1996 by the aforementioned sale of a hotel property. Other revenues increased $1.6 million (8.8%) during 1996 compared to 1995 primarily due to increases in theater entertainment revenue at the Sands. Other revenues decreased $1.1 million (5.8%) during 1995 compared to 1994 primarily due to decreased revenues from GBCC's computer services subsidiary.

  Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 56.1% in 1996 from 57.6% in 1995 and 56.9% in 1994. The 1996 decrease is primarily attributable to increases in other types of marketing programs in lieu of promotional allowances. The 1995 increase is primarily attributable to promotional activity associated with the 1995 opening of the Epic Buffet.

  DEPARTMENTAL EXPENSES

  Casino expenses at the Sands increased $9.7 million (4.6%) during 1996 and $11 million (5.6%) during 1995 compared with the prior years. The 1996 increase is primarily due to the expansion of various marketing programs in response to competitive pressures. During much of 1996, an unprecedented and highly aggressive industry wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages offered to bus patrons. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense. The 1995 increase results from higher operating costs during the first half of 1995 due to increased casino patronage at the expanded Sands facility. The increased costs were most apparent during the first quarter of 1995, which saw a $7.4 million increase (17.1%) compared to the first quarter of 1994. Higher operating costs were substantially offset during the remainder of 1995 by decreases in marketing programs as previously discussed and by other cost containment measures implemented by management.

  Rooms expense decreased $529,000 (10.6%) during 1996 compared to 1995, but did not change significantly during 1995 compared with the prior year. The 1996 decrease reflects the sale of a hotel property in September 1996 and is comparable to the decline in associated rooms revenues.

  Food and beverage expense did not change significantly during 1996 compared with 1995 or during 1995 compared with 1994. Increased costs associated with the 1995 third quarter opening of the Epic Buffet were offset by increases in food and beverage complimentaries allocated to the casino department.

  Other expenses increased $808,000 (21.6%) during 1996 compared with 1995 as increases in theater entertainment costs at the Sands were partially offset by increased allocations to the casino department. Other expenses decreased $1.5 million (29.3%) during 1995 compared with 1994 primarily due to reductions in entertainment costs associated with headliner entertainment at the Sands.

OTHER CONSOLIDATED ITEMS

  The operating expenses of HCC, exclusive of the Aurora Casino, the Tunica Casino and the Sands, consist primarily of general and administrative expenses and expenses incurred in connection with the pursuit of additional gaming venues.

  GENERAL AND ADMINISTRATIVE

  General and administrative expenses did not increase significantly during 1996 compared to 1995 and increased $3.7 million (11.2%) during 1995 compared to 1994. As a result of the Tunica Casino only operating for a partial year in 1994, HCC's incremental general and administrative expenses were $3.3 million during 1995.

  DEPRECIATION AND AMORTIZATION

  Depreciation and amortization expense did not change significantly during 1996 compared to 1995 following an increase of $10 million (32.3%) during 1995 compared to 1994. Although the addition of a valet parking garage at the Aurora Casino in August 1996 and a hotel tower at the Tunica Casino in September 1996 resulted in more depreciable assets, the revision of estimated economic lives of existing assets as explained in Note 2 of the Notes to Consolidated Financial Statements offset any increase in depreciation and amortization attributable to property additions. The 1995 increase was primarily due to increased depreciation and amortization resulting from the opening of the Tunica Casino. Such opening resulted in an additional $6.7 million of depreciation and amortization during 1995 compared to 1994.

  AMORTIZATION OF PREOPENING COSTS

  Amortization of deferred preopening costs represents the amortization of costs incurred in connection with the openings of the Aurora Casino and the Tunica Casino. Such costs, which include preopening training and general and administrative costs, were fully amortized in 1994.

  DEVELOPMENT EXPENSES

  Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where additional gaming licenses may be available as well as those where gaming has not been legalized. Such costs decreased $5.7 million (84.3%) in 1996 compared to 1995 primarily as a result of an overall decrease in prospective venues and projects. Development expenses increased by $1.6 million (31.3%) in 1995 compared to 1994 primarily as a result of the 1995 abandonment and write off of $1.7 million of costs deferred during 1994 for certain development projects which proved infeasible.
Additional 1995 project costs written off amounted to approximately $1.1 million. Excluding the effect of such write offs, development expenses decreased by approximately $1.2 million in 1995 as a result of an overall decrease in suitable venues and projects.

  WRITE DOWN OF PROPERTIES HELD FOR SALE

  During 1996, management determined that certain properties in Texas acquired as potential sites for future development should be offered for sale. An evaluation of net realizable value for such sites resulted in a write down for the anticipated loss on disposal of the properties of $3.4 million.

  INTEREST

  Interest income decreased $607,000 (16.4%) for the year ended December 31, 1996 compared with 1995 and $519,000 (12.3%) for the year ended December 31, 1995 compared with 1994. The 1996 decrease in interest income is primarily due to the expenditure of cash on construction projects from funds reserved for such purposes and the overall decline in cash generated from operations at the Sands, both of which reduced the amount of cash available for temporary cash investments. The 1995 decrease results from comparison to an unusually high level of interest income in 1994.

  Interest expense increased $3.5 million (6.4%) and $9.3 million (20.2%), respectively, during 1996 and 1995 compared to the prior years. Substantially all of the 1996 interest expense increase was experienced by the HCC Group and is attributable to interest incurred on $210 million of Senior Secured Notes issued during October 1995, partially offset by the elimination of interest from the retirement of previously outstanding debt. Such increases were partially offset by the increased capitalization of interest on construction projects. Substantially all of the 1995 interest expense increase was again experienced by the HCC Group and is attributable to incremental interest incurred on certain debt issued in June 1994 in connection with construction of the Tunica Casino and the Senior Secured Notes, partially offset by reductions of interest from the retirement of previously outstanding debt. The 1995 increase was compounded by the 1994 capitalization of interest expense associated with the construction of the Tunica Casino ($3.3 million).

  LOSS ON DISPOSAL OF ASSETS

  During 1996, GBCC experienced a loss on disposal of assets amounting to $1.8 million resulting from the write off of deferred option costs with respect to the planned purchase of a site for future expansion. Loss on disposal of assets during 1995 includes the sale of excess barges by HCT which were acquired in January 1994 together with other assets of the partially completed Tunica project from the project's previous owner. The barges were sold to third parties at a price below management's estimate of net realizable value, resulting in a loss on the sale.

  WRITE DOWN OF AFFILIATE RECEIVABLES

  In connection with a refinancing of its indebtedness in 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for

$38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. It was anticipated that HCC's primary method of collection with respect to the new notes would be through the utilization of existing tax net operating losses of the GBCC Group. As a result of HCC's distribution of GBCC stock, GBCC's tax net operating losses will no longer be available for utilization in HCC's consolidated tax returns; accordingly, HCC evaluated the collectability of the $54.3 million PPI Funding Notes outstanding at December 31, 1996. Based on (i) the planned utilization of $7.6 million of such notes in connection with the acquisition from GBCC of the general partnership interest in the limited partnership which holds the Aurora Management contract (see "Liquidity and Capital Resources - HCC Group -Financing Activities" below); (ii) management's intention, subject to the approval of the independent directors of GBCC, to utilize additional notes to acquire other assets from GBCC; and (iii) an evaluation of the future prospects for repayment based on cash flow projections and other available information, HCC established a valuation allowance in the amount of $18.7 million at December 31, 1996 to adjust the carrying amount of the PPI Funding Notes to their estimated realizable value.

  INCOME TAX (PROVISION) BENEFIT

  HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $20 million, none of which begin to expire until the year 2007. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $200,000 which do not begin to expire until the year 2008.

  Based on the operating results of the Aurora Casino and the Tunica Casino since commencement of their operations, management believes that it is more likely than not that future consolidated taxable income will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheets reflect the recording of a net deferred tax asset of $6.5 million as of December 31, 1996. Subject to a "change of control" as discussed below not occurring, the ultimate recognition of this amount of deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $19 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

  NET OPERATING LOSS CARRYFORWARDS

  Sales by HCC or existing stockholders of common stock by a five percent stockholder, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect HCC's future utilization of its loss carryforwards.

  EXTRAORDINARY ITEM

  During October 1995, HCC completed the refinancing of $90 million of 14% Senior Notes as well as other debt incurred in connection with the construction of the Tunica Casino. As a result, costs and fees incurred, together with the write off of unamortized transaction costs, resulted in the recording of an extraordinary item in the amount of $23.8 million in 1995.

  INFLATION

  Management believes that in the near term, modest inflation, together with increased competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

  SEASONALITY

  Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of HCC's operations for the first and fourth quarters have traditionally been less profitable than the other quarters of the fiscal year. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser degree than the Sands, and management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. In addition, the operations of the Aurora Casino, the Tunica Casino, and the Sands may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect HCC's casino revenues and overall profitability.

LIQUIDITY AND CAPITAL RESOURCES

  Since their openings on June 17, 1993 and August 8, 1994, respectively, the Aurora Casino and the Tunica Casino have become the principal sources of liquidity and capital resources for HCC. Prior to the commencement of operations of the Aurora facility, HCC's principal business activities were limited to its approximate 80% ownership of GBCC. GBCC's principal sources of liquidity and capital resources for the last several years have been cash flow from the Sands, proceeds from debt financings and proceeds from asset sales.

HCC GROUP

  OPERATING ACTIVITIES

  The operations of the Aurora Casino continue to be the HCC Group's primary source of liquidity and capital resources, having contributed approximately $21.8 million of cash flow from operations during 1996 after deducting the payment of $9.4 million of management fees to the GBCC Group. The Tunica Casino provided $6.5 million of cash from operations during 1996 after deducting the payment of $1.2 million of consulting fees to the GBCC Group. The HCC Group's other sources of funds have included the repayment of principal and interest on intercompany loans made to the GBCC Group and interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by the HCC Group included interest payments on the 14% Senior Notes ($27.8 million), costs to pursue development opportunities ($1 million) and corporate overhead costs ($8.7 million).

  During 1995, cash flow from operations, together with existing cash, $5 million in debt financing and the repayment of $5.5 million of indebtedness from the GBCC Group were used by the HCC Group to fund capital expenditures of approximately $45.2 million, to repay third party indebtedness of approximately $4 million and to make payments under capital lease obligations of $2.4 million.

  Subsequent to its distribution of GBCC common stock, the HCC Group has tax net operating loss carryforwards totaling approximately $20 million and tax credits available totaling approximately $200,000. Due to the availability of such net operating loss and tax credit carryforwards, management presently does not anticipate HCC and its subsidiaries being required to make significant tax payments in the near future.

  FINANCING ACTIVITIES

  During October 1995, the HCC Group completed the refinancing of its 14% Senior Notes and 13 1/2% First Mortgage Notes through a public offering of $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield
13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of the "Adventure Slots" attraction, a themed gaming area, at the Tunica Casino; to fund HCA's required contribution of $4 million for construction of a new 500-space parking garage; and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996.
The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. Neither HCA nor GBCC and its subsidiaries are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

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

  At December 31, 1996, HCT had a $1 million bank credit facility available through August 15, 1997. Borrowings on the line of credit accrue interest at the rate of prime plus 1 1/2% per annum. During the first quarter of 1997, HCT borrowed $1 million on this credit facility.

  Subject to regulatory approval and effective as of April 1, 1997, HCC will acquire from the GBCC Group the general partnership interest in the limited partnership which holds the Aurora Management contract. The acquisition price for the general partnership interest will include a note in the amount of $3.8 million and the assignment of $7.6 million of PPI Funding Notes to the GBCC Group. Annual principal and interest payments by HCC on the $3.8 million note will approximate the general partner's share of annual partnership distributions which will now be made to HCC.

  In connection with the GBCC Group recapitalization discussed below, HCC loaned $15 million on a junior subordinated basis to the GBCC Group at 14 5/8% interest (the "Junior Subordinated Notes"); payment of principle and interest on this loan is subject to certain members of the GBCC Group meeting certain financial coverage and other payment restriction tests. As of December 31, 1996, HCC had assigned the entire principal amount of the Junior Subordinated Notes together with accrued interest thereon to the GBCC Group in consideration for tax net operating losses of the GBCC Group utilized by the HCC Group in 1994 ($6.3 million principal and $1.9 million interest) and as a capital contribution in connection with the distribution of GBCC stock to HCC's shareholders ($8.7 million principal and $1.8 million interest).

  As of December 31, 1996, the HCC Group's scheduled maturities of long-term debt and payments under capital leases during 1997 are approximately $6.3 million and $3.7 million, respectively.

  CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

  In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11.5 million, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10.5 million. HCA funded all remaining construction costs and escrowed $3,500,000 at the rate of $400,000 per month towards satisfaction of its obligations under the agreement. HCA also agreed to make payments to ACCA equal to the financing costs relating to the ACCA industrial revenue bond issue due in July 1996.

  Other capital expenditures at the Aurora Casino during 1996 were approximately $5.8 million, including $1.8 million for construction of a pedestrian bridge to improve access from the existing self park garage to the Pavillion, $1.3 million for new slot machines, $300,000 for a new dining outlet and other departmental expenditures. Management anticipates spending $3.1 million during 1997 primarily for its ongoing capital improvements program with no major projects currently scheduled.

  Capital expenditures at the Tunica Casino for 1996 amounted to $35 million.
Of such expenditures, $31.1 million was spent toward the construction of an adjacent eight-story hotel tower, including 352 additional rooms, additional banquet space, an enclosed pool/atrium and a showroom and $2.1 million was spent on construction of the "Adventure Slots" attraction. Additional expenditures included approximately $1 million for new signage and other departmental expenditures. Management anticipates spending $2.5 million in 1997 primarily for its ongoing program of capital improvements.

  HCT has entered into a partnership agreement providing for the joint construction and ownership of a golf course in conjunction with two other casino operators. Management estimates that its contributions to the partnership will aggregate $2 million.

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

  SUMMARY

  As a result of the distribution to its shareholders of GBCC stock, HCC's funding requirements for 1997 will consist of those required for the HCC Group, as previously defined. Management anticipates that the HCC Group's funding requirements for the next twelve months will be satisfied by existing cash and cash generated by the Aurora and Tunica Casinos.

THE GBCC GROUP

  OPERATING ACTIVITIES

  The GBCC Group receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during 1996 amounted to $9.4 million. During 1994, the GBCC Group entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino for consulting services and for reimbursement of direct costs and expenses incurred.

  Prior to 1996, the Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees were sufficient to meet its debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. Historically, the Sands has also utilized borrowings to fund seasonal cash needs and for certain capital projects.

  During 1996, the GBCC Group's net cash used in operating activities (after net interest expense and income taxes) amounted to $3 million compared with cash provided by operating activities of $29.2 million during 1995. The change in net cash from operating activities compared to 1995 results primarily from a substantial decline in operating cash flow generated by the Sands. The Sands sustained an operating cash flow deficit of $6.1 million during 1996 compared to net cash generated from operations of $20.7 million during 1995, resulting in an aggregate decline in operating cash flow of $26.8 million and a decline in working capital of $28.2 million compared to December 31, 1995. The GBCC Group utilized existing cash together with proceeds from the repayment of an outstanding note receivable, borrowings on GBHC's short-term credit facility and net borrowings from HCC during 1996 to meet its operating needs, to fund capital additions ($8.1 million), to make obligatory investments at the Sands ($3.1 million) and to retire its share of the underlying indebtedness of an unconsolidated partnership in connection with the sale of a Florida hotel property ($2.9 million).

  In prior years GBCC's hotel operations required substantial infusions of operating funds; however, the disposition of substantially all of its hotel properties has greatly reduced the cash required to fund hotel operations (see "Capital Expenditures and Other Investments" below).

  FINANCING ACTIVITIES

  During February 1994, the GBCC Group completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of publicly held PCPI Notes and to provide partial funding for an expansion of gaming space at the Sands. During 1996, the GBCC Group repaid long-term indebtedness of $2.4 million.

  As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of December 31, 1996, $2 million was outstanding under the line of credit; the outstanding balance was repaid in January 1997 and the line of credit was cancelled.

  During the third quarter of 1996, the GBCC Group borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. GBCC loaned such funds to GBHC on similar terms. Also during the third quarter of 1996, the GBCC Group repaid $4.8 million it previously borrowed from HCC with respect to the purchase of the underlying indebtedness of a non-casino hotel property it operated (see below).

  CAPITAL EXPENDITURES AND OTHER INVESTMENTS

  Property and equipment additions during 1996 totaled $8.1 million, of which capital expenditures at the Sands amounted to approximately $5.5 million. Additional capital expenditures by the GBCC Group during 1996 included approximately $2.6 million of property improvements at a non-casino hotel property it operated under an agreement with Metroplex Hotel Limited (see Note 8 of Notes to Consolidated Financial Statements).

  The Sands is required by the New Jersey Casino Control Act to make certain investments with the CRDA, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for 1996 totaled $3.1 million.

  GBCC agreed to contribute up to $3.9 million (approximately $2.5 million of which was paid) as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility in Orlando, Florida. No such contributions were required during 1996. Such contributions were in recognition of GBCC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million was made. During November 1996, the Partnership sold the hotel facility; GBCC was required to pay approximately $2.9 million to retire its share of the underlying indebtedness of the property.

  Also during the fourth quarter of 1996, another unconsolidated partnership in which a GBCC subsidiary holds a 50% interest entered into a contract for the sale of a casino/hotel in San Juan, Puerto Rico owned by the partnership and managed by a GBCC subsidiary. The sale was completed in February 1997; the GBCC subsidiary received a fee of approximately $1.5 million with respect to the termination of its management agreement and agreed to provide management services on a month to month basis through October 1997 subject to cancellation by the new owners.

  SUMMARY

  As discussed previously, the GBCC Group is no longer a consolidated subsidiary of HCC. Accordingly, liquidity and capital resource requirements of the GBCC Group are no longer relevant to management's discussion and analysis of HCC's financial condition.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES:

   Report of Independent Public Accountants.................... 44

   Consolidated Balance Sheets as of December 31, 1996
    and 1995................................................... 45

   Consolidated Statements of Operations for the Years
    Ended December 31, 1996, 1995 and 1994..................... 47

   Consolidated Statement of Changes in Shareholders' Equity
    (Deficit) for the Three Years Ended December 31, 1996...... 48

   Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1996, 1995 and 1994..................... 49

   Notes to Consolidated Financial Statements.................. 50

HOLLYWOOD CASINO-AURORA, INC.

   Report of Independent Public Accountants.................... 74

   Balance Sheets as of December 31, 1996 and 1995............. 75

   Statements of Operations for the Years Ended
    December 31, 1996, 1995 and 1994........................... 77

   Statement of Changes in Shareholder's Equity for the
    Three Years Ended December 31, 1996........................ 78

   Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995, and 1994.......................... 79

   Notes to Financial Statements............................... 80


HWCC-TUNICA, INC.

   Report of Independent Public Accountants.................... 91

   Consolidated Balance Sheets as of December 31,
    1996 and 1995.............................................. 92

   Consolidated Statements of Operations for the Years
    Ended December 31, 1996, 1995 and 1994..................... 94

   Consolidated Statement of Changes in Shareholder's
    Equity for the Three Years Ended December 31, 1996......... 95

   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994........................... 96

   Notes to Consolidated Financial Statements.................. 97


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Hollywood Casino Corporation:

          We have audited the accompanying consolidated balance sheets of Hollywood Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                     ASSETS

                                                           DECEMBER 31,
                                                   -----------------------------
                                                       1996            1995
                                                   -------------  --------------
Current Assets:
 Cash and cash equivalents.......................  $ 21,488,000   $  56,538,000
 Accounts receivable, net of allowances of
  $1,693,000 and $17,675,000, respectively.......     3,140,000      16,410,000
 Inventories.....................................     1,620,000       5,837,000
 Prepaid expenses................................     1,363,000       3,530,000
 Deferred income taxes...........................     4,271,000      10,585,000
 Refundable deposits and other
  current assets.................................       328,000         950,000
 Due from affiliates.............................     7,641,000               -
                                                   ------------   -------------

  Total current assets...........................    39,851,000      93,850,000
                                                   ------------   -------------

Property and Equipment:
 Land............................................    20,346,000      61,643,000
 Buildings and improvements......................   119,501,000     255,646,000
 Riverboats and barges...........................    69,713,000      39,491,000
 Operating equipment.............................    39,494,000     149,051,000
 Construction in progress........................       687,000       7,378,000
                                                   ------------   -------------

                                                    249,741,000     513,209,000
 Less - accumulated depreciation
  and amortization...............................   (49,740,000)   (179,073,000)
                                                   ------------   -------------

  Net property and equipment.....................   200,001,000     334,136,000
                                                   ------------   -------------

Cash Restricted for Construction Projects........             -      29,874,000
                                                   ------------   -------------

Other Assets:
 Obligatory investments..........................             -       5,521,000
 Deferred financing costs........................     6,565,000      16,136,000
 Notes receivable................................    10,000,000      19,222,000
 Land rights.....................................     7,658,000       7,962,000
 Due from affiliate, net of valuation allowance..    36,597,000               -
 Other assets....................................     7,413,000       7,762,000
                                                   ------------   -------------

  Total other assets.............................    68,233,000      56,603,000
                                                   ------------   -------------

                                                   $308,085,000   $ 514,463,000
                                                   ============   =============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   DECEMBER 31,
                                                          ------------------------------
                                                               1996            1995
                                                          --------------  --------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations........................   $   8,282,000   $   9,325,000
 Accounts payable......................................       5,407,000      14,054,000
 Accrued liabilities -
  Salaries and wages...................................       3,531,000       9,593,000
  Interest.............................................       4,734,000      16,964,000
  Insurance............................................       2,268,000       4,319,000
  Other................................................       5,368,000      10,767,000
 Due to affiliates.....................................       2,534,000               -
 Other current liabilities.............................       1,550,000       7,331,000
                                                          -------------   -------------

  Total current liabilities............................      33,674,000      72,353,000
                                                          -------------   -------------

Long-Term Debt.........................................     202,057,000     476,829,000
                                                          -------------   -------------

Capital Lease Obligations..............................      21,707,000      10,693,000
                                                          -------------   -------------

Other Noncurrent Liabilities...........................       5,503,000      11,821,000
                                                          -------------   -------------

Commitments and Contingencies

Shareholders' Equity (Deficit):
 Common Stock:
  Class A common stock, $.0001 par value per share;
   50,000,000 shares authorized; 24,760,000 and
   24,720,000 shares issued and outstanding,
   respectively........................................           2,000           2,000
  Class B, non-voting, $.01 par value per share;
   10,000,000 shares authorized; no shares issued......               -               -
 Additional paid-in capital............................     235,606,000      77,936,000
 Accumulated deficit...................................    (190,464,000)   (135,171,000)
                                                          -------------   -------------

  Total shareholders' equity (deficit).................      45,144,000     (57,233,000)
                                                          -------------   -------------

                                                          $ 308,085,000   $ 514,463,000
                                                          =============   =============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                           1996           1995           1994
                                                                      --------------  -------------  -------------
Revenues:
 Casino...........................................................     $487,374,000   $498,618,000   $426,084,000
 Rooms............................................................       18,834,000     17,950,000     15,191,000
 Food and beverage................................................       61,620,000     56,225,000     46,022,000
 Other............................................................       13,339,000     12,459,000     21,097,000
                                                                       ------------   ------------   ------------

                                                                        581,167,000    585,252,000    508,394,000
 Less - Promotional allowances....................................      (50,587,000)   (45,309,000)   (44,010,000)
                                                                       ------------   ------------   ------------

  Net revenues....................................................      530,580,000    539,943,000    464,384,000
                                                                       ------------   ------------   ------------
Expenses:
 Casino...........................................................      393,022,000    363,867,000    307,525,000
 Rooms............................................................        6,029,000      6,871,000      5,644,000
 Food and beverage................................................       20,708,000     19,884,000     18,735,000
 Other............................................................        7,010,000      5,535,000      6,872,000
 General and administrative.......................................       37,169,000     36,914,000     33,189,000
 Depreciation and amortization....................................       40,836,000     40,955,000     30,960,000
 Amortization of preopening costs.................................                -              -     11,002,000
 Development......................................................        1,065,000      6,765,000      5,154,000
 Write down of properties held for sale...........................        3,400,000              -              -
                                                                       ------------   ------------   ------------

   Total expenses.................................................      509,239,000    480,791,000    419,081,000
                                                                       ------------   ------------   ------------

Income from operations............................................       21,341,000     59,152,000     45,303,000
                                                                       ------------   ------------   ------------
Non-operating income (expenses):
 Interest income..................................................        3,101,000      3,708,000      4,227,000
 Interest expense, net of capitalized interest
  of $1,006,000, $354,000 and $4,065,000, respectively............      (59,090,000)   (55,558,000)   (46,233,000)
 Loss on disposal of assets.......................................       (1,841,000)      (514,000)       (26,000)
                                                                       ------------   ------------   ------------

  Total non-operating expenses, net...............................      (57,830,000)   (52,364,000)   (42,032,000)
                                                                       ------------   ------------   ------------
(Loss) income before income taxes, nonrecurring and
 extraordinary items..............................................      (36,489,000)     6,788,000      3,271,000
Valuation provision on affiliate receivables......................      (18,741,000)             -              -
                                                                       ------------   ------------   ------------

(Loss) income before income taxes and extraordinary item..........      (55,230,000)     6,788,000      3,271,000
Income tax provision..............................................          (63,000)      (268,000)    (1,527,000)
                                                                       ------------   ------------   ------------

 (Loss) income before extraordinary item..........................      (55,293,000)     6,520,000      1,744,000
Extraordinary item:
 (Loss) gain on early extinguishment of debt, net of
  related tax benefit.............................................                -    (23,808,000)       126,000
                                                                       ------------   ------------   ------------

Net (loss) income.................................................     $(55,293,000)  $(17,288,000)  $  1,870,000
                                                                       ============   ============   ============

Net (loss) income per common share:
 (Loss) income before extraordinary item..........................           $(2.24)          $.26           $.07
 Extraordinary item...............................................                -           (.96)           .01
                                                                       ------------   ------------   ------------

 Net (loss) income................................................           $(2.24)         $(.70)          $.08
                                                                       ============   ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (NOTE 1)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                          CLASS A
                                                        COMMON STOCK      ADDITIONAL
                                                     ------------------     PAID-IN     ACCUMULATED
                                                       SHARES    AMOUNT     CAPITAL       DEFICIT
                                                     ----------  ------  ------------  -------------
BALANCE, JANUARY 1, 1994.........................    22,720,000  $2,000  $ 77,933,000  $(119,753,000)
   Exercise of stock warrants....................     1,140,000       -         1,000              -
   Exercise of stock options.....................       532,000       -             -              -
   Net income....................................             -       -             -      1,870,000
                                                     ----------  ------  ------------  -------------

BALANCE, DECEMBER 31, 1994.......................    24,392,000   2,000    77,934,000   (117,883,000)
   Exercise of stock options.....................       328,000       -         2,000              -
   Net loss......................................             -       -             -    (17,288,000)
                                                     ----------  ------  ------------  -------------

BALANCE, DECEMBER 31, 1995.......................    24,720,000   2,000    77,936,000   (135,171,000)
   Distribution of Greate Bay Casino
     Corporation common stock....................             -       -   157,670,000              -
   Exercise of stock options.....................        40,000       -             -              -
   Net loss......................................             -       -             -    (55,293,000)
                                                     ----------  ------  ------------  -------------

BALANCE, DECEMBER 31, 1996.......................    24,760,000  $2,000  $235,606,000  $(190,464,000)
                                                     ==========  ======  ============  =============




       The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                    ---------------------------------------------
                                                                                        1996            1995            1994
                                                                                    -------------  --------------  --------------
OPERATING ACTIVITIES:
 Net (loss) income..............................................................    $(55,293,000)  $ (17,288,000)  $   1,870,000
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Extraordinary item............................................................               -      23,808,000        (126,000)
  Depreciation and amortization, including accretion of debt discount...........      41,621,000      41,477,000      42,420,000
  Valuation provision on affiliate receivables..................................      18,741,000               -               -
  Write down of properties held for sale........................................       3,400,000               -               -
  Loss on sale of assets........................................................       1,841,000         514,000          26,000
  Provision for doubtful accounts...............................................       3,031,000       3,774,000       3,830,000
  Deferred income tax provision (benefit).......................................          46,000        (419,000)      1,947,000
  Increase in accounts receivable...............................................        (769,000)     (3,890,000)     (4,081,000)
  Net increase in accounts payable and accrued expenses.........................         649,000       3,008,000         724,000
  Net change in other current assets and liabilities............................        (677,000)      2,754,000      (2,111,000)
  Net change in other noncurrent assets and liabilities.........................        (281,000)       (211,000)     (4,060,000)
                                                                                    ------------   -------------   -------------

   Net cash provided by operating activities....................................      12,309,000      53,527,000      40,439,000
                                                                                    ------------   -------------   -------------

INVESTING ACTIVITIES:
 Net property and equipment additions...........................................     (53,078,000)    (55,009,000)   (101,729,000)
 Collections on notes receivable................................................       9,361,000         103,000       7,614,000
 Issuance of notes receivable...................................................               -     (10,000,000)              -
 Proceeds from dispositions of assets...........................................       2,699,000         236,000          73,000
 Obligatory investments.........................................................      (3,062,000)     (2,967,000)       (826,000)
 Purchase of mortgage note......................................................               -               -      (5,750,000)
 Short-term investments.........................................................      (2,000,000)              -               -
 Cost of acquisition, net of cash acquired......................................               -               -      (8,998,000)
 Deferred preopening costs......................................................               -               -      (5,140,000)
 Investments in unconsolidated affiliates.......................................      (2,946,000)     (1,675,000)       (660,000)
 Distribution of GBCC cash and cash equivalents.................................     (22,991,000)              -               -
 (Increase) decrease in cash restricted for construction projects...............      29,874,000     (29,874,000)              -
                                                                                    ------------   -------------   -------------

 Net cash used in investing activities..........................................     (42,143,000)    (99,186,000)   (115,416,000)
                                                                                    ------------   -------------   -------------

FINANCING ACTIVITIES:
 Repayments of short-term debt..................................................               -               -     (21,000,000)
 Proceeds from issuance of long-term debt.......................................       2,203,000     204,939,000     327,500,000
 Net borrowings on short-term credit facilities.................................       2,000,000               -               -
 Cost of early retirement of debt...............................................               -     (16,635,000)              -
 Deferred financing costs.......................................................        (126,000)     (7,634,000)    (14,714,000)
 Repayments of long-term debt...................................................      (6,840,000)   (142,554,000)   (237,411,000)
 Payments on capital lease obligations..........................................      (2,453,000)     (2,412,000)     (1,559,000)
 Issuance of common stock.......................................................               -           2,000           1,000
                                                                                    ------------   -------------   -------------

  Net cash (used in) provided by financing activities...........................      (5,216,000)     35,706,000      52,817,000
                                                                                    ------------   -------------   -------------

  Net decrease in cash and cash equivalents.....................................     (35,050,000)     (9,953,000)    (22,160,000)
   Cash and cash equivalents at beginning of year...............................      56,538,000      66,491,000      88,651,000
                                                                                    ------------   -------------   -------------

   Cash and cash equivalents at end of year.....................................    $ 21,488,000   $  56,538,000   $  66,491,000
                                                                                    ============   =============   =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   ORGANIZATION AND BUSINESS

  Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. On June 4, 1993, HCC completed an initial public offering of 4,800,000 shares of its Class A Common Stock (the "Stock Offering"). As a result of the Stock Offering and the subsequent exercise of warrants to purchase common stock, certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family") currently own approximately 53% of the issued and outstanding stock of HCC.

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

  Prior to December 31, 1996, HCC also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC", formerly known as Pratt Hotel Corporation), also a Delaware corporation. On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. GBCC's principal assets were the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with the Aurora Casino and the Tunica Casino, respectively. GBCC's other operations in the United States and Puerto Rico, including various ventures in which GBCC had an interest, were managed by GBCC or its subsidiaries.

  The Company estimates that its gaming operations derive a significant amount of their gaming revenues from patrons living in areas surrounding the sites where the Company's gaming operations are located. Competition within the Company's gaming markets is intense and management believes that this competition will continue in the future.

  The Board of Directors approved the adoption in May 1993 of a Rights Agreement, which provides that stockholders of HCC receive rights to acquire Series A Junior Participating Preferred Stock of HCC at an initial price of $60 per one one-hundredth of a share, subject to adjustment, for each share of HCC Common Stock owned. The rights become exercisable if a person (other than the Pratt Family) acquires 20% or more, or announces a tender offer for 20% or more, of the Company's Common Stock. If the Company is acquired in a merger or other business combination, each right will enable the holder to exercise such right for Common Stock of the acquiring company at a 50% discount. The rights, which expire on May 7, 2003, may be redeemed by the Company at its option at a price of $.0001 per right at any time prior to the earlier of 10 days following the date after which a person has acquired at least 20% of the Company's outstanding shares or May 7, 2003. Until such time as it becomes likely that the rights will be exercised, they are not included as common stock equivalents in the computation of net (loss) income per common share.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Contined)



(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 PRINCIPLES OF CONSOLIDATION -

  The consolidated financial statements include the accounts of HCC and its wholly owned subsidiaries and, prior to December 31, 1996, GBCC (which was majority owned) and GBCC's wholly owned subsidiaries. At December 31, 1996, GBCC is no longer a subsidiary of HCC. The accompanying consolidated financial statements include GBCC's operations and cash flows through the date of disposition (December 31, 1996). However, the accompanying consolidated balance sheet at December 31, 1996 no longer reflects GBCC on a consolidated basis and reflects the dividend of GBCC's common stock to HCC's shareholders (adjusted for related transactions) as an adjustment to additional paid-in capital. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates including joint ventures, that were 50% or less owned are accounted for by the equity method. To the extent that losses incurred in prior years by GBCC have exceeded the minority shareholders' interest associated with such shares, such losses have been allocated to HCC.

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

  HCC recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as other accrued liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 1994, the Sands removed certain progressive jackpots from the gaming floor, in accordance with regulations of the New Jersey Casino Control Commission (the "Casino Commission") resulting in the reduction of $1,035,000 of progressive jackpot liabilities and the corresponding recognition of an equal amount of slot machine revenues.

  The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses in the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms,

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Contined)


food and beverage and other operating departments to the casino department during the years ended December 31, 1996, 1995 and 1994 are as follows:


                        1996         1995         1994
                     -----------  -----------  -----------

Rooms..............  $ 7,332,000  $ 6,677,000  $ 6,253,000
Food and beverage..   49,860,000   45,639,000   35,128,000
Other..............    5,956,000    6,309,000    6,094,000
                     -----------  -----------  -----------

                     $63,148,000  $58,625,000  $47,475,000
                     ===========  ===========  ===========

CASH AND CASH EQUIVALENTS -

          Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

          The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $3,031,000, $3,774,000 and $3,830,000 were made during the years ended December 31, 1996, 1995 and 1994, respectively.

 INVENTORIES -

          Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 PROPERTY AND EQUIPMENT -

          Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

          Buildings and improvements         10-40 years
          Riverboats and barges              25-40 years
          Operating equipment                 3-15 years

          On October 1, 1996, HCC revised the estimated useful lives of its buildings, barges and related land rights (see below) from 25 years to 40 years; of certain parking facilities under a capital lease from 25 years to 30 years; and of certain operating equipment from three years to five years. Management believes the changes in estimated lives more appropriately reflect the timing of the economic benefits to be received from these assets. For the year ended December 31, 1996, the effect of these changes reduced depreciation and amortization expense and net loss by approximately $1,893,000 and reduced net loss per share by $.08.

          Interest costs related to property and equipment acquisitions are capitalized during the acquisition period and amortized over the useful lives of the related assets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Contined)


 DEFERRED FINANCING COSTS -

          The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been capitalized and are being amortized over the term of the related debt issue. Amortization of such costs was $2,044,000, $3,016,000 and $2,578,000 for the years ended December 31, 1996,
1995 and 1994, respectively. Deferred financing costs, net of accumulated amortization, amounting to $5,853,000 and $104,000 were written off during 1995 and 1994, respectively, with respect to the reacquisition of outstanding debt.

 LONG-LIVED ASSETS -

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During 1996, certain real property held as potential gaming development sites in Texas was offered for sale; consequently management conducted a review to determine its estimate of net realizable value with respect to these properties. As a result of its review, HCC has recorded an anticipated loss from the disposition of assets held for sale of $3,400,000 for the year ended December 31, 1996 related to its long-lived assets.

 ACCRUED INSURANCE -

          HCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCC's ultimate liability may differ from the amounts accrued.

 INCOME TAXES -

          HCC complies with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which utilizes the liability method and results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities.

 INTEREST EXPENSE -

          Interest expense includes the accretion of debt discount amounting to $785,000, $522,000 and $458,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

 LAND RIGHTS -

          Land rights are being amortized on a straight-line basis over the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 13); such amortization commenced with the opening of the Tunica Casino. The estimated economic benefit of the land rights was increased from 25 years to 40 years effective on October 1, 1996 consistent with the change in estimated

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Contined)


useful life of the Tunica facility as discussed under "Property and Equipment" above. Management presently intends to renew the ground lease at least through its currently estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $787,000 and $483,000, respectively, at December 31, 1996 and 1995.

 EMPLOYEE STOCK OPTIONS -

          During 1996, HCC adopted the provisions of statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. HCC has elected to continue to account for employee stock-based compensation under Opinion 25 with the requisite additional disclosures included in Note 7.

 NET (LOSS) INCOME PER COMMON SHARE -

          Net (loss) income per common share for all periods is calculated by dividing the net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding. All common stock equivalents are excluded from the calculation of net loss per share for periods during which a loss was incurred as the effect of their inclusion would be antidilutive. Common stock equivalents are included in the calculation of net income per share for periods during which income was realized. The weighted average number of shares of common stock and common stock equivalents outstanding used for earnings per share calculation purposes was 24,721,000 for the year ended December 31, 1996 and 24,850,000 for each of the years ended December 31, 1995 and 1994.

          The Financial Accounting Standards Board has issued a new standard, "Earnings per Share" ("SFAS 128"). SFAS 128 provides for revisions to the current method of calculating earnings per share and for the disclosure of certain information about the capital structure of the reporting entity. SFAS 128 will become effective on December 15, 1997; early adoption is not permitted. HCC does not believe the new pronouncement will impact its present calculation of earnings per share.

 RECLASSIFICATIONS -

          Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(3)  SHORT-TERM CREDIT FACILITIES

          During June 1994, a subsidiary of GBCC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement, which was renewed in April 1995, provided for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. Borrowings under the line of credit were guaranteed to the extent of $2,000,000 by another subsidiary of GBCC. As of April 30, 1996, the GBCC subsidiary extended $2,000,000 of the line of credit until April 30, 1997. Additionally, the guarantor pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. During 1996, $2,000,000 was borrowed under the line of credit; no borrowings were outstanding at December 31, 1995.

          As of December 31, 1996, HCT had a $1,000,000 bank credit facility available through August 15, 1997 on which no borrowings had been made. Borrowings under the line of credit accrue interest at the rate of the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports. During the first quarter of 1997, HCT borrowed $1,000,000 on this credit facility.

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

          Substantially all of HCC's assets are pledged in connection with HCC's long-term indebtedness; HCC was not obligated for GBCC's indebtedness. The indenture to HCC's Senior Secured Notes, as defined below, did not contain cross-default provisions with respect to GBCC's indebtedness. Substantially all of GBCC's assets were pledged in connection with GBCC's long-term indebtedness.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1996           1995
                                                            -------------  -------------
Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
  of discount of $9,127,000 and $9,912,000, respectively    $200,873,000   $200,088,000
 Term note, due 1999                                           2,150,000      2,300,000
                                                            ------------   ------------

                                                             203,023,000    202,388,000
                                                            ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                                   2,472,000      4,402,000
 Equipment loans                                               1,472,000      2,412,000
                                                            ------------   ------------

                                                               3,944,000      6,814,000
                                                            ------------   ------------

Indebtedness of HCT for which HCC is
 not obligated:
 Equipment loans                                               1,401,000      1,367,000
                                                            ------------   ------------

                                                               1,401,000      1,367,000
                                                            ------------   ------------

GBCC indebtedness for which HCC was
 not obligated:
 10 7/8% first mortgage notes, due 2004 (c)                            -    185,000,000
 11 5/8% senior notes, due 2004 (d)                                    -     85,000,000
 Other                                                                 -      3,342,000
                                                            ------------   ------------

                                                                       -    273,342,000
                                                            ------------   ------------

Total indebtedness                                           208,368,000    483,911,000
  Less - current maturities                                   (6,311,000)    (7,082,000)
                                                            ------------   ------------

Total long-term debt                                        $202,057,000   $476,829,000
                                                            ============   ============

--------------------------
(a) During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of the "Adventure Slots" attraction, a themed gaming area, at the Tunica Casino; to fund HCA's required contribution of $4,000,000 for construction of a new 500-space parking garage (see Note 5); and, to the extent available, for working capital purposes. The unexpended construction funds are included in cash restricted for construction projects in the accompanying

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES consolidated balance sheet at December 31, 1995. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996.

     The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and may be guaranteed by certain future subsidiaries of HCC. HCA is not and GBCC and its subsidiaries were not guarantors. The Senior Secured Notes and related guarantees are secured by, among other things,
     (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

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

(c) On February 17, 1994, a subsidiary of GBCC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrued at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994 with the balance due at maturity. Interest only was payable during the first three years.

(d) On February 17, 1994, a subsidiary of GBCC issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrued at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

        Scheduled payments of long-term debt as of December 31, 1996 are set forth below:

        1997          $  6,311,000
        1998             6,294,000
        1999             7,055,000
        2000             5,335,000
        2001             5,000,000
        Thereafter     187,500,000
                      ------------

         Total        $217,495,000
                      ============


        Interest paid, net of capitalized interest and commitment fees, amounted to $59,404,000, $58,401,000 and $36,439,000, respectively, during the years ended December 31, 1996, 1995 and 1994.

(5)     CAPITAL LEASES

        HCA leases two parking garages under capital lease agreements. The first such lease has an initial term of 30 years commencing in June 1993 with the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed a total of $3,500,000 at the rate of $400,000 per month beginning in September 1995 towards satisfaction of its obligations under the agreement. HCA additionally agreed to make payments to ACCA during construction equal to the financing costs due in July 1996 relating to the ACCA industrial revenue bond issue. Such escrow and financing payments were included in cash restricted for construction projects in the accompanying consolidated balance sheet at December 31, 1995. The facility is owned by ACCA and operated by HCA pursuant to a 30-year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA pays ACCA base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to ACCA's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

          HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

        The original cost of HCA's parking garages is included in buildings in the accompanying consolidated balance sheets at December 31, 1996 and 1995 in the amounts of $27,476,000 and $10,000,000, respectively. Assets under capital leases with an original cost of $7,143,000 and $7,342,000, are included in operating equipment in the accompanying consolidated balance sheets at December 31, 1996 and 1995, respectively. Amortization expense with respect to assets under capital leases amounted to $2,723,000, $2,725,000 and $1,551,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

        Future minimum lease payments under capital lease obligations as of December 31, 1996 were as follows:
                 1997                                   $  3,744,000
                 1998                                      2,494,000
                 1999                                      2,457,000
                 2000                                      2,483,000
                 2001                                      2,532,000
                 Thereafter                               26,719,000
                                                        ------------

                 Total minimum lease payments             40,429,000
                 Less amount representing interest       (16,751,000)
                                                        ------------
                 Present value of future
                  minimum lease payments                  23,678,000
                 Current capital lease obligation         (1,971,000)
                                                        ------------

                 Long-term capital lease obligation     $ 21,707,000
                                                        ============

(6)     INCOME TAXES

        Components of HCC's provision for income taxes consisted of the following:

                                          YEAR ENDED DECEMBER 31,
                                    ---------------------------------
                                     1996          1995          1994
                                    ------        ------       ------

    Current:
     Federal                       $  (72,000)  $       -   $   (36,000)
     State                             55,000    (687,000)      456,000

    Deferred:
     Federal                                -           -      (450,000)
     State                            (46,000)    419,000    (1,497,000)
                                 ------------   ---------   -----------
                                   $  (63,000)  $(268,000)  $(1,527,000)
                                 ============   =========   ===========

        Total state and federal income taxes paid by HCC for the years ended December 31, 1996, 1995 and 1994 amounted to $223,000, $522,000 and $1,107,000, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          A reconciliation between the calculated tax provision on income before extraordinary item based on the statutory rates in effect and the effective tax rates follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                           1996             1995          1994
                                                                       ------------  ------------  ------------

Calculated income tax benefit (provision)
  at 34%                                                               $ 18,778,000       $(2,308,000)  $(1,112,000)
SFAS 109 recognition of net
  operating loss and tax
  credit carryforwards                                                            -                 -      (450,000)
Utilization of operating loss carryforwards                                       -         3,716,000     2,341,000
Tax benefit of operating losses
  not recognized                                                        (17,412,000)                -             -
Amortization of excess purchase
  price                                                                    (601,000)         (803,000)     (803,000)
Lobbying costs                                                             (306,000)         (227,000)     (427,000)
Disallowance of meals and
  entertainment                                                            (404,000)         (410,000)     (361,000)
State income taxes                                                            6,000          (177,000)     (687,000)
Other                                                                      (124,000)          (59,000)      (28,000)
                                                                       ------------       -----------   -----------
Tax provision as shown on
  consolidated statements of operations                                $    (63,000)      $  (268,000)  $(1,527,000)
                                                                       ============       ===========   ===========

        At December 31, 1996, HCC and its subsidiaries had tax net operating loss carryforwards ("NOL's") totaling approximately $20,000,000, none of which begin to expire until the year 2007. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $213,000, which do not begin to expire until the year 2008. The provisions of SFAS 109 require that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. At December 31, 1995, HCC and its subsidiaries (including GBCC and its subsidiaries) had net deferred tax assets arising from NOL's, tax credits and timing differences amounting to $34,263,000. Continuing losses of GBCC resulted in management's determination that it was more likely than not that only a portion of such deferred tax assets would be utilized. Accordingly, management established a valuation allowance which resulted in a net deferred tax asset of $8,050,000 at December 31, 1995. As a result of the distribution by HCC of its 80% ownership of GBCC at December 31, 1996, the NOL's, tax credits and net deferred tax assets attributable to GBCC are no longer available to HCC. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and Tunica Casino) will be sufficient to utilize a portion of the remaining net deferred tax assets of $12,885,000. Accordingly, a valuation allowance has been established at December 31, 1996 reducing the net deferred tax asset to $6,513,000. The ultimate recognition of this amount of NOL's and tax credits is dependent on HCC and its subsidiaries' ability to generate approximately $19 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards. The revaluation of the net deferred tax asset resulting from the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES distribution of GBCC stock ($1,537,000) has been reflected in the accompanying consolidated financial statements at December 31, 1996 as an adjustment to additional paid-in capital.

          Sales by HCC or existing shareholders of common stock can cause a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect HCC's future utilization of its loss carryforwards.

          The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position of HCC.

          The components of the net deferred tax asset were as follows:

                                            DECEMBER 31,
                                     ---------------------------
                                         1996          1995
                                     ------------  -------------
Deferred tax assets:
 Net operating loss carryforwards    $ 6,746,000   $ 25,316,000
 Allowance for doubtful accounts       7,316,000      7,251,000
 Investment and jobs tax credits         213,000      4,417,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures              -      3,166,000
 Other liabilities and accruals        3,179,000      3,741,000
 Benefits accrual                      1,704,000      1,479,000
 Write off excess of cost of
  investment                                   -      1,543,000
 Other                                   750,000      2,276,000
                                     -----------   ------------
  Total deferred tax assets           19,908,000     49,189,000
                                     -----------   ------------
Deferred tax liabilities:
 Depreciation and amortization        (4,395,000)   (10,227,000)
 Amortization of note discount        (2,628,000)    (4,042,000)
 Other                                         -       (657,000)
                                     -----------   ------------
  Total deferred tax liabilities      (7,023,000)   (14,926,000)
                                     -----------   ------------
Net deferred tax asset                12,885,000     34,263,000
Valuation allowance                   (6,372,000)   (26,213,000)
                                     -----------   ------------
                                     $ 6,513,000   $  8,050,000
                                     ===========   ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(7)  STOCK OPTIONS AND COMPENSATION PLANS

 HOLLYWOOD CASINO CORPORATION STOCK OPTION PLANS -

          HCC currently has two employee stock option plans in effect: the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan") and the Hollywood Casino Corporation 1992 Stock Option Plan (the "1992 Plan"). The 1996 Plan and the 1992 Plan provide for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code; the 1996 Plan also provides for the granting of restricted stock. The shares to be offered under the 1996 Plan and the 1992 Plan consist of shares of Class A Common Stock. The 1996 Plan and the 1992 Plan provide for the granting of 3,000,000 and 1,197,000 shares, respectively, of Class A Common Stock of which 2,680,000 and 147,006, respectively, remain available for future grant as of December 31, 1996.

          The 1996 Plan and the 1992 Plan are administered by committees of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for certain officers, directors and shareholders may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 150,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. Options granted under the 1992 Plan become vested over a three year period, are exercisable for a term ending not more than seven years (five years in the case of incentive stock options) from the date of the grant and incentive stock options are subject to limitations on the quantity exercised in a calendar year. As of December 31, 1996, options to purchase 320,000 shares remain outstanding at exercise prices ranging from $3.125 per share to $5.25 per share under the 1996 Plan. Such options have a weighted average exercise price of $3.26 and a weighted average remaining contractual life of 60 months. None of the options are currently exercisable. As of December 31, 1996, options to purchase 90,008 shares remain outstanding at an exercise price of $.0006 per share under the 1992 Plan, all of which are currently exercisable and have a remaining contractual life of 37 months.

          The following table lists the combined activity of the 1996 Plan and the 1992 Plan:

                                             YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------
                                     1996              1995             1994
                            ---------------------  ----------------  ----------------
                                       WEIGHTED            WEIGHTED          WEIGHTED
                                       AVERAGE              AVERAGE          AVERAGE
                                       EXERCISE            EXERCISE          EXERCISE
                             OPTIONS    PRICE     OPTIONS   PRICE    OPTIONS   PRICE
                            ---------  --------  ---------  ------  ---------  ------
Outstanding options at
       beginning of year     150,008     $  .80   478,340   $  .25   989,994   $.0006
       Options cancelled     (20,000)      6.00         -        -         -        -
       Options granted       320,000       3.26         -        -    20,000     6.00
       Options exercised     (40,000)     .0006  (328,332)   .0006  (531,654)   .0006
                             -------             --------           --------
Outstanding options
       at end of year        410,008     $ 2.54   150,008   $  .80   478,340   $  .25
                             =======             ========           ========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          During 1996, HCC also adopted the Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan (the "Directors' Plan") providing for the grant of non-qualified stock options of Class A common stock of HCC. The Directors' Plan provides for the granting of 150,000 shares of Class A common stock of which 130,000 remain available for future grant as of December 31, 1996. An initial option of 10,000 shares per non-employee director was granted upon adoption of the plan with any future outside director to also receive an option of 10,000 shares. In addition, each outside director will receive a grant of 2,500 shares on January 15 of each year. All such grants are at an exercise price equal to the fair market value as of the date of the grant, vest after six months and expire no later than ten years from the date of grant. The Directors' Plan is administered by a Committee of the Board of Directors. As of December 31, 1996, 20,000 shares remain outstanding and are currently exercisable at a price of $6.25 per share.

          The Company has elected to apply Opinion 25 with respect to accounting for options. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, the net loss for the year ended December 31, 1996 would have increased by approximately $41,000 with no effect on reported loss per share.

          The fair value of each option grant in 1996 was estimated on the date of grant using a method approximating the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.54%; no dividend yield; expected life of one year and volatility of 62.1%. The weighted average fair value of options granted in 1996 was $.91.

 COMPENSATION PLAN -

          HCC has agreements with certain of its principal shareholders and key executive officers providing for (1) lifetime pension benefits upon the expiration of existing employment contracts and subsequent consulting agreements and (2) death benefits to be paid for a period of ten years. The obligations under these agreements, which are not funded, are being charged to operations over the remaining terms of the employment agreements. Amounts charged to expense under the agreements for the years ended December 31, 1996, 1995 and 1994 were approximately $660,000, $315,000 and $218,000, respectively. Obligations accrued under the agreements at December 31, 1996 and 1995 amounted to $5,011,000 and $4,351,000, respectively, and are included in other noncurrent liabilities in the accompanying consolidated balance sheets.

(8)  TRANSACTIONS WITH RELATED PARTIES

          As a result of the distribution by HCC of the GBCC common stock it owned, GBCC is no longer a consolidated subsidiary. Accordingly, intercompany receivables and payables between HCC and GBCC and its subsidiaries which previously eliminated in consolidation are now considered balances outstanding with affiliates.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          HCC has advanced funds to GBCC totaling $7,750,000 as of December 31, 1996. Of the amounts advanced, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying consolidated balance sheet at December 31, 1996. In addition, $250,000 is due on demand, or if no demand is made, on April 1, 1998. Such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Interest receivable amounting to $323,000 is included in due from affiliates in the accompanying consolidated balance sheet at December 31, 1996. The payment of principal and interest to HCC on such borrowings is subject to the approval of the Casino Commission.

          On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was also paid to third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. have reduced the maturity value of the notes to $98,353,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

          It was anticipated that HCC's primary method of collection with respect to the PPI Funding Notes would be through the utilization of NOL's of GBCC. As GBCC is no longer a consolidated subsidiary for federal income tax purposes, this means of collection is no longer available to HCC. Accordingly, at December 31, 1996, HCC established a valuation allowance in the amount of $18,741,000 to reduce the outstanding principal balance on the PPI Funding Notes to an estimated realizable value. Management anticipates that the remaining balance of $35,597,000, which is included in noncurrent due from affiliates on the accompanying consolidated balance sheet at December 31, 1996 will be realized through a combination of asset acquisitions from GBCC and its subsidiaries (see Note 17) and repayments from GBCC.

          Pursuant to a management agreement, HCA pays to Pratt Management, L.P. ("PML"), a limited partnership wholly owned through 1996 by GBCC (see Note 17), a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Unpaid fees amounting to $2,096,000 are included in amounts due to affiliates in the accompanying consolidated balance sheet at December 31, 1996. Pursuant to a ten-year consulting agreement with GBCC, HCT incurs a monthly consulting fee of $100,000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          Various subsidiaries of GBCC provide services to HCC and its subsidiaries, including certain administrative and marketing services. Unpaid fees amounting to $203,000 are included in due to affiliates in the accompanying consolidated balance sheet at December 31, 1996.

          HCT and Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, entered into a Computer Services Agreement dated as of January 1, 1994. The term of the agreement was three years with an automatic renewal for an additional three years becoming effective on January 1, 1997. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $30,000 a month ($33,600 effective January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Unpaid charges amounting to $30,000 are included in due to affiliates in the accompanying consolidated balance sheet at December 31, 1996.

          HCA also receives certain computer-related services from ACSC including hardware, software and operator support. HCA reimburses ACSC for its direct costs and any expenses incurred. Unpaid charges amounting to $51,000 are included in due to affiliates in the accompanying consolidated balance sheet at December 31, 1996.

          Prior to sale of the property in September 1996, GBCC operated the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1996 and 1995, GBCC made capital expenditures under the hotel operating agreement totaling approximately $2,581,000 toward property improvements. GBCC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, GBCC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts since the February 1994 note acquisition date) amounted to $397,000, $530,000 and $678,000, respectively, during the years ended December 31, 1996, 1995 and 1994. GBCC recorded the note receivable from Metroplex, which accrued interest at the rate of 9 1/2% per annum, at acquisition cost; such note was included in notes receivable in the accompanying consolidated balance sheet at December 31, 1995. Upon the sale of the hotel by Metroplex, GBCC received proceeds sufficient to repay the third party indebtedness of $1,873,000, recover its $6,750,000 acquisition cost of the underlying indebtedness, recover $2,581,000 of its total investment in property improvements and receive additional cash of approximately $770,000.

          In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charters by third parties. Expenses and commissions charged by the management company under the agreement during 1996, 1995 and 1994 totaled $499,000, $462,000 and $138,000, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(9)       STATE GAMING REGULATIONS

          Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Under the provisions of the Illinois gaming regulations, HCA is required to maintain its ownership license. Such license was renewed in 1996 and expires in December 1997. Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino was renewed on September 25, 1995 until October 17, 1997. Management intends to file for renewal of each of the licenses enumerated above in Illinois and Mississippi and anticipates that such renewals will be approved by the applicable regulatory agencies during 1997.

          If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(10)      OBLIGATORY INVESTMENTS

          The New Jersey Casino Control Act requires casino licensees to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits, which amount to 1.25% of casino revenues, by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments approved by the CRDA. This governmental agency administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for the eligible projects defined in the statute. The investment alternative tax amounts to 2.5% of casino revenues. Payments of the investment obligations must be made quarterly. The Sands has elected to comply with the requirements by obtaining investment credits or by making qualified investments.

          As of December 31, 1995, the Sands had purchased bonds totaling $4,630,000. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1995 of $4,683,000. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" in the accompanying consolidated financial statements.

          Obligatory investments at December 31, 1995 are net of an accumulated valuation allowance of $3,792,000 based upon the estimated realizable value of the investments. Provisions for valuation allowances during the years ended December 31, 1996, 1995 and 1994 amounted to $1,344,000, $1,457,000 and
$617,000, respectively.

          The Sands has, from time to time, contributed certain amounts held in escrow to the CRDA. In consideration thereof, the CRDA granted the Sands waivers of certain of its investment obligations in future periods. The Sands made such contributions of obligatory investments during the years ended December 31, 1996, 1995 and 1994 totaling $1,500,000, $250,000 and $2,500,000, respectively, resulting in waivers granted by the CRDA during 1995 totaling $128,000. No such waivers were granted by the CRDA during 1996 and 1994; however, the contributions have been designated for projects expected to

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES benefit the community and the Sands facility. Accordingly, intangible assets of $1,275,000 were included in other assets on the accompanying consolidated balance sheet at December 31, 1995. Amortization of waivers granted in prior years totaled $128,000 and $1,727,000, respectively, during 1995 and 1994. At December 31, 1995, all waivers were fully amortized.

(11) SUMMARIZED COMBINED FINANCIAL INFORMATION OF AND TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES

     Certain summarized combined financial information of GBCC's unconsolidated affiliates, which include joint ventures, is presented below.

                                    YEAR ENDED DECEMBER 31,
                          -------------------------------------------
                              1996           1995           1994
                          -------------  -------------  -------------

Net revenues              $ 39,314,000   $ 40,005,000   $ 38,897,000
Expenses                   (41,524,000)   (43,144,000)   (42,154,000)
                          ------------   ------------   ------------
Net loss                  $ (2,210,000)  $ (3,139,000)  $ (3,257,000)
                          ============   ============   ============

                                                        DECEMBER 31,
                                                            1995
                                                        ------------
Current assets                                          $  5,410,000
                                                        ============
Noncurrent assets                                       $ 58,011,000
                                                        ============
Current liabilities                                     $  7,398,000
                                                        ============
Noncurrent liabilities                                  $ 77,877,000
                                                        ============


          Income and losses of GBCC's unconsolidated affiliates have not been reflected in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 or 1994 as GBCC's investments in such affiliates were previously eliminated through the recognition of prior years' losses.

          Prior to sale of the property in November 1996, GBCC had an ongoing commitment to fund its proportionate share of operating cash deficits with respect to its 50% ownership interest in the Sheraton Plaza located in Orlando, Florida; GBCC was not required to make any such payments during 1996, 1995 and 1994. GBCC also agreed to contribute up to $3,900,000 as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. No such commitments were required during 1996; GBCC contributed $1,675,000 and $660,000 during 1995 and 1994, respectively, toward such commitment. Such contributions were in recognition of GBCC's partner having agreed to make $5,000,000 in principal reductions on the underlying mortgage note on the facility. GBCC was required to pay approximately $2,946,000 to retire its share of the underlying indebtedness on the property in connection with the sale.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          GBCC earned management and project fees from unconsolidated affiliates for the management and project supervision of certain hotel facilities. During the years ended December 31, 1996, 1995 and 1994, such fees amounted to $1,167,000, $1,139,000 and $977,000, respectively.

(12)      LITIGATION

 PLANET HOLLYWOOD LITIGATION -

          Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 31, 1997, an amendment to their complaint which, among other things, added HCT (together with the Original Hollywood Defendants, the "Hollywood Defendants") and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

          In its lawsuit, PHII alleges, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants and GBCC allege, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

          Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and intend to defend their position and pursue their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

 OTHER LITIGATION -

          HCC and its subsidiaries are also parties in various other legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCC and its subsidiaries.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(13)      COMMITMENTS AND CONTINGENCIES

          HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at the option of HCT, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT prepaid the first year fixed rental payments; such amount, together with all rental payments made during the construction period, were taken as a credit against rent payments as they became due during the first year of operations. During 1996, 1995 and 1994, HCT expensed $3,486,000, $3,608,000 and $1,210,000, respectively, in connection with the ground lease.

(14)      THIRD PARTY NOTES RECEIVABLE

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

(15)      SUPPLEMENTAL CASH FLOW INFORMATION

          During 1996, HCA entered into a capital lease obligation in the original amount of $13,195,000 with respect to a second parking garage (see Note
5). Additional escrowed construction and financing costs totaling $4,281,000 were capitalized as part of the cost of the facility.

          At December 31, 1996, HCC contributed certain receivables from GBCC and its subsidiaries to GBCC. Notes receivable amounting to $8,738,000 together with accrued interest thereon totaling $1,753,000 and other receivables of $4,283,000 with respect to pension obligations assumed during 1995 were contributed to GBCC.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          At December 31, 1996, HCC distributed the common stock of GBCC it owned to its shareholders. The following net liabilities were distributed to HCC's shareholders in the form of a dividend:

Long-term debt...............................................  $ 326,024,000
Short-term borrowings........................................      8,750,000
Other current liabilities....................................     41,186,000
Other noncurrent liabilities.................................      4,592,000
Net property and equipment...................................   (156,887,000)
Accounts receivable, net of allowance........................    (10,656,000)
Net book value of other assets distributed (excluding cash)..    (30,811,000)
                                                               -------------
 Net liabilities distributed.................................  $ 182,198,000
                                                               =============

          During 1995, HCA acquired certain equipment at a cost of $2,985,000 under financing agreements with a third party vendor.

          During 1994, HCT entered into capital lease obligations totaling $5,013,000 for new equipment (see Note 5).

          During 1994, HCT acquired certain equipment at a cost of $5,169,000 under financing agreements with certain third party vendors.

          In connection with the acquisition of the Tunica Casino site by HCT during January 1994, liabilities were assumed as follows:

Fair value of assets acquired................................... $10,577,000
Land rights.....................................................   8,445,000
Cash paid for capital stock and
limited partnership interest....................................  (7,986,000)
Notes issued for capital stock and
limited partnership interest....................................  (6,000,000)
                                                                 -----------
Liabilities assumed............................................. $ 5,036,000
                                                                 ===========

          During 1994, GBCC acquired the underlying indebtedness of the DFW North Holiday Inn subject to third party indebtedness totaling $2,706,000 (see
Note 8).

(16)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          CASH, CASH EQUIVALENTS AND CASH RESTRICTED FOR CONSTRUCTION PROJECTS - The carrying amounts approximate fair value because of the short maturity of these instruments.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          OBLIGATORY INVESTMENTS - The carrying amount of obligatory investments approximates its fair value as a result of an allowance reflecting the below market interest rate associated with such investments.

          NOTES RECEIVABLE - The fair value of notes receivable is estimated based on the discounting of net cash flows at current market rates for notes of similar remaining maturities and collateral or on the estimated realizable value.

          INTEREST PAYABLE - The carrying amount of interest payable approximates fair value because of the short maturity of the obligation.

          LONG-TERM DEBT - The fair value of HCC's long-term debt is estimated based on either the quoted market prices of the issue or on the discounted cash flow of future payments utilizing current rates available to HCC for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

           The estimated carrying amounts and fair values of HCC's financial instruments are as follows:

                                                 DECEMBER 31, 1996               DECEMBER 31, 1995
                                            -------------------------  -------------------------------------
                                              CARRYING                     CARRYING
                                               AMOUNT      FAIR VALUE        AMOUNT           FAIR VALUE
                                            ------------  ------------  -----------------  -----------------

Financial Assets
           Cash and cash equivalents......  $ 21,488,000  $ 21,488,000       $ 56,538,000       $ 56,538,000
           Restricted cash................             -             -         29,874,000         29,874,000
           Notes receivable...............    10,000,000    10,000,000         19,222,000         19,222,000
           Notes receivable - affiliates..     7,750,000     7,750,000                  -                  -
           PPI Funding Notes..............    35,597,000    35,597,000                  -                  -
           Obligatory investments.........             -             -          5,521,000          5,521,000

Financial Liabilities
           Interest payable...............  $  4,734,000  $  4,734,000       $ 16,964,000       $ 16,964,000
           12 3/4% Senior Secured Notes...   210,000,000   201,600,000        210,000,000        191,100,000
           10 7/8% First Mortgage Notes...             -             -        185,000,000        160,950,000
           11 5/8% PRT Funding Notes......             -             -         85,000,000         62,900,000
           Equipment loans................     2,873,000     2,879,000          3,779,000          3,785,000
           Note payable...................     2,150,000     2,150,000          2,300,000          2,300,000
           Other..........................     2,472,000     2,472,000          7,744,000          7,596,000

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(17)      SUBSEQUENT EVENT

          Subject to regulatory approval and effective as of April 1, 1997, HCC will acquire the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership owned by subsidiaries of GBCC which holds the management contract on the Aurora Casino. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. As general partner, HCC will receive 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. HCC will issue a five-year note in the original amount of $3,800,000, and assign $7,597,000 principal amount of PPI Funding Notes (see Note 8) to a GBCC subsidiary in exchange for the general partnership interest.

          HCC further intends to enter into negotiations during 1997 to acquire the capital stock of ACSC, a company engaged in the development, installation and servicing of computer software related to the gaming industry, which is currently wholly-owned by a subsidiary of GBCC. ACSC installed and continues to service certain gaming software applications at the Company's Aurora and Tunica casinos (see Note 8).

(18)      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 QUARTER
                                        ----------------------------------------------------------
                                            FIRST         SECOND          THIRD         FOURTH
                                        -------------  -------------  -------------  -------------
YEAR ENDED DECEMBER 31, 1996:

Net revenues, as previously reported..  $132,980,000   $138,109,000   $136,244,000   $122,960,000
Reclassifications.....................       135,000        152,000              -              -
                                        ------------   ------------   ------------   ------------

Net revenues..........................  $133,115,000   $138,261,000   $136,244,000   $122,960,000
                                        ============   ============   ============   ============

Net loss..............................  $ (6,660,000)  $ (8,250,000)  $ (8,421,000)  $(31,962,000)
                                        ============   ============   ============   ============

Net loss per
  common share (1)....................  $       (.27)  $       (.33)  $       (.34)  $      (1.29)
                                        ============   ============   ============   ============

YEAR ENDED DECEMBER 31, 1995:

Net revenues, as previously reported..  $128,668,000   $131,520,000   $147,304,000   $131,907,000
Reclassifications.....................       150,000        150,000         94,000        150,000
                                        ------------   ------------   ------------   ------------

Net revenues..........................  $128,818,000   $131,670,000   $147,398,000   $132,057,000
                                        ============   ============   ============   ============

Net income (loss).....................  $  1,243,000   $  3,126,000   $  7,144,000   $(28,801,000)
                                        ============   ============   ============   ============

Net income (loss)  per
  common share (1)....................  $        .05   $        .13   $        .29   $      (1.17)
                                        ============   ============   ============   ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(1) In accordance with the provisions of APB Opinion No. 15, earnings per share are calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the interim periods.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Hollywood Casino - Aurora, Inc.:

   We have audited the accompanying balance sheets of Hollywood Casino - Aurora, Inc. (the Company and an Illinois corporation) as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino - Aurora, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                         ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS

                                     ASSETS

                                                             DECEMBER 31,
                                                     ---------------------------
                                                         1996           1995
                                                     -------------  ------------
Current Assets:
 Cash and cash equivalents.........................  $ 9,034,000   $  8,996,000
 Accounts receivable, net of allowances
  of $1,071,000 and $866,000, respectively.........    1,895,000      2,613,000
 Inventories.......................................      948,000        482,000
 Deferred income taxes.............................    1,421,000        765,000
 Due from affiliates...............................    1,046,000        322,000
 Prepaid expenses and other current assets.........      854,000        719,000
                                                    ------------   ------------
  Total current assets.............................   15,198,000     13,897,000
                                                    ------------   ------------
Property and Equipment:
 Land improvements.................................    2,786,000      2,756,000
 Buildings and improvements........................   46,247,000     26,615,000
 Riverboats........................................   36,970,000     36,967,000
 Operating equipment...............................   30,766,000     27,114,000
 Construction in progress..........................      276,000        294,000
                                                    ------------   ------------
                                                     117,045,000     93,746,000
 Less - accumulated depreciation and amortization..  (26,814,000)   (17,980,000)
                                                    ------------   ------------
  Net property and equipment.......................   90,231,000     75,766,000
                                                    ------------   ------------
Cash Restricted for Construction Project...........            -      1,955,000
                                                    ------------   ------------
Other Assets.......................................    2,020,000      1,578,000
                                                    ------------   ------------
                                                    $107,449,000   $ 93,196,000
                                                    ============   ============


             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                                  DECEMBER 31,
                                            -------------------------
                                                1996         1995
                                            ------------  -----------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations..........   $  6,456,000  $ 3,376,000
 Accounts payable........................      2,131,000    2,288,000
 Accrued liabilities -
  Salaries and wages.....................      2,117,000    1,868,000
  Interest...............................      1,315,000    1,120,000
  Gaming and other taxes.................        497,000      920,000
  Insurance..............................      1,393,000      773,000
  Other..................................      1,351,000      881,000
 Due to affiliates.......................      2,278,000    2,324,000
 Other current liabilities...............        861,000    1,315,000
                                            ------------  -----------
  Total current liabilities..............     18,399,000   14,865,000
                                            ------------  -----------
Long-Term Debt...........................     37,267,000   42,959,000
                                            ------------  -----------
Capital Lease Obligations................     21,707,000    9,494,000
                                            ------------  -----------
Deferred Income Taxes....................      2,043,000      329,000
                                            ------------  -----------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding..........         15,000       15,000
 Additional paid-in capital..............     24,541,000   24,541,000
 Retained earnings.......................      3,477,000      993,000
                                            ------------  -----------
  Total shareholder's equity.............     28,033,000   25,549,000
                                            ------------  -----------
                                            $107,449,000  $93,196,000
                                            ============  ===========



             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                  1996           1995           1994
                                              -------------  -------------  -------------
Revenues:
 Casino...................................    $157,124,000   $146,281,000   $139,437,000
 Food and beverage........................      13,780,000     11,712,000     10,984,000
 Admissions...............................               -              -      7,855,000
 Other....................................       3,895,000      4,933,000      5,964,000
                                              ------------   ------------   ------------
                                               174,799,000    162,926,000    164,240,000
 Less - promotional allowances............     (11,408,000)   (10,418,000)   (16,240,000)
                                              ------------   ------------   ------------
 Net revenues.............................     163,391,000    152,508,000    148,000,000
                                              ------------   ------------   ------------
Expenses:
 Casino...................................     108,014,000     97,173,000     88,590,000
 Food and beverage........................       4,926,000      4,865,000      5,586,000
 Other....................................       1,066,000        742,000      1,319,000
 General and administrative...............      14,645,000     14,406,000     11,926,000
 Depreciation and amortization............       8,834,000      9,172,000      7,121,000
 Amortization of preopening costs.........               -              -      5,863,000
                                              ------------   ------------   ------------
  Total expenses..........................     137,485,000    126,358,000    120,405,000
                                              ------------   ------------   ------------
Income from operations....................      25,906,000     26,150,000     27,595,000
                                              ------------   ------------   ------------

Non-operating income (expense):
 Interest income..........................         205,000        306,000        458,000
 Interest expense, net of capitalized
  interest of $354,000 in 1995............      (6,704,000)    (6,493,000)    (6,654,000)
                                              ------------   ------------   ------------
  Total non-operating expenses, net.......      (6,499,000)    (6,187,000)    (6,196,000)
                                              ------------   ------------   ------------
Income before income taxes and
 extraordinary item.......................      19,407,000     19,963,000     21,399,000

Income tax provision......................      (6,883,000)    (7,554,000)    (7,557,000)
                                              ------------   ------------   ------------
Income before extraordinary item..........      12,524,000     12,409,000     13,842,000
Extraordinary item:
 Loss on early extinguishment of debt, net
 of related tax benefit...................               -       (989,000)             -
                                              ------------   ------------   ------------
Net income................................    $ 12,524,000   $ 11,420,000   $ 13,842,000
                                              ============   ============   ============

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                                                        (ACCUMULATED
                                         COMMON STOCK      ADDITIONAL      DEFICIT)
                                   ----------------------    PAID-IN      RETAINED
                                      SHARES      AMOUNT     CAPITAL      EARNINGS
                                   ------------  --------  -----------  -------------
BALANCE, JANUARY 1, 1994.........     1,501,000  $15,000   $ 9,986,000  $    658,000

  Capital contributions..........             -        -     4,555,000             -
  Net income.....................             -        -             -    13,842,000
  Dividends......................             -        -             -   (14,985,000)
                                   ------------  -------   -----------  ------------

BALANCE, DECEMBER 31, 1994.......     1,501,000   15,000    14,541,000      (485,000)

  Capital contributions..........             -        -    10,000,000             -
  Net income.....................             -        -             -    11,420,000
  Dividends......................             -        -             -    (9,942,000)
                                   ------------  -------   -----------  ------------

BALANCE, DECEMBER 31, 1995.......     1,501,000   15,000    24,541,000       993,000

  Net income.....................             -        -             -    12,524,000
  Dividends......................             -        -             -   (10,040,000)
                                   ------------  -------   -----------  ------------

BALANCE, DECEMBER 31, 1996.......     1,501,000  $15,000   $24,541,000  $  3,477,000
                                   ============  =======   ===========  ============




             The accompanying notes to financial statements are an
                   integral part of this financial statement.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                               1996                1995           1994
                                                                     ------------------------  -------------  -------------

OPERATING ACTIVITIES:
 Net income...........................................................          $ 12,524,000   $ 11,420,000   $ 13,842,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Extraordinary item..................................................                     -        989,000              -
  Depreciation and amortization.......................................             8,834,000      9,172,000     12,984,000
  Provision for doubtful accounts.....................................               325,000        337,000        441,000
  Deferred income tax provision (benefit).............................             1,119,000      1,095,000     (1,444,000)
  Decrease (increase) in receivables..................................               393,000     (1,309,000)      (402,000)
  Increase in accounts payable and accrued liabilities................               954,000      2,537,000        419,000
  Decrease in due to affiliates.......................................              (770,000)       (47,000)    (1,979,000)
  Net change in other current assets and liabilities..................            (1,116,000)     1,426,000     (2,137,000)
  Net change in other assets and liabilities..........................              (442,000)      (784,000)      (702,000)
                                                                                ------------   ------------   ------------

 Net cash provided by operating activities............................            21,821,000     24,836,000     21,022,000
                                                                                ------------   ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions.................................           (10,104,000)   (27,633,000)    (9,499,000)
 Decrease (increase) in cash restricted for construction projects.....             1,955,000     (1,955,000)             -
                                                                                ------------   ------------   ------------

 Net cash used in investing activities................................            (8,149,000)   (29,588,000)    (9,499,000)
                                                                                ------------   ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of debt.......................................                     -      5,000,000              -
 Repayments of debt...................................................            (2,870,000)    (1,287,000)    (3,606,000)
 Payments on capital lease obligations................................              (724,000)    (1,010,000)      (877,000)
 Capital contributions................................................                     -     10,000,000      4,000,000
 Dividends............................................................           (10,040,000)    (9,942,000)   (14,985,000)
                                                                                ------------   ------------   ------------

 Net cash (used in) provided by financing activities..................           (13,634,000)     2,761,000    (15,468,000)
                                                                                ------------   ------------   ------------
 Net increase (decrease) in cash and cash equivalents.................                38,000     (1,991,000)    (3,945,000)

 Cash and cash equivalents at beginning of year.......................             8,996,000     10,987,000     14,932,000
                                                                                ------------   ------------   ------------
 Cash and cash equivalents at end of year.............................          $  9,034,000   $  8,996,000   $ 10,987,000
                                                                                ============   ============   ============


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS


(1)       ORGANIZATION AND BUSINESS

          Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois
(the "Aurora Casino").   In May 1992, HCC, which was then wholly owned by
members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. Prior to December 31, 1996, HCC also owned approximately 80% of Greate Bay Casino Corporation ("GBCC," formerly known as Pratt Hotel Corporation), a Delaware corporation which owns the entity with which HCA has a management services contract.

          Under the provisions of an agreement between the city of Aurora, Illinois (the "City") and HCA dated June 4, 1991, the City granted HCA the exclusive right to develop the Aurora Casino on the Fox River. The Aurora Casino consists of two, four-level riverboats having a combined casino space of approximately 32,000 square feet and a four-level pavilion and docking facility which houses ticketing, food service, passenger waiting, and various administrative functions.

          The Aurora Casino also includes two parking structures with approximately 1,350 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes (see Note 5).

          HCA estimates that a significant amount of the Aurora Casino's revenues are derived from patrons living in the Chicago area and surrounding northern and western suburbs. The Aurora Casino faces intense competition from other riverboat gaming operations in Illinois and northern Indiana and management believes that this competition will continue in the future.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies followed in the preparation of the accompanying financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

          HCA recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive jackpots. Such anticipated jackpot payouts are reflected as current liabilities in the accompanying balance sheets.

          The estimated value of food and beverage, admissions and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses in

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


the accompanying statements of operations. Costs of complimentaries allocated from the food and beverage, admissions and other operating departments to the casino department during the years ended December 31, 1996, 1995 and 1994 are as follows:

                                        1996              1995         1994
                                     -----------      -----------    ----------

Food and beverage................. $  10,280,000     $  8,777,000  $  7,535,000
Admissions........................             -        5,446,000     3,986,000
Other.............................     1,318,000        2,569,000     2,661,000
                                     -----------      -----------    ----------
                                   $  11,598,000     $ 16,792,000  $ 14,182,000
                                     ===========      ===========   ===========


 CASH AND CASH EQUIVALENTS -

          Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

          The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $325,000, $337,000 and $441,000, respectively, were made during the years ended December 31, 1996, 1995 and 1994.

 INVENTORIES -

          Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 PROPERTY AND EQUIPMENT -

          Property and equipment have been recorded at cost and are being depreciated over their estimated useful lives utilizing the straight-line method based on the following lives:

          Land improvements                                 20 years
          Buildings, riverboats and improvements         25-40 years
          Operating equipment                              3-7 years

          On October 1, 1996, HCA revised the estimated useful life of its pavilion from 25 years to 40 years, the estimated life of one of its parking garages under a capital lease from 25 years to 30 years and the estimated life of its slot machines from three years to five years. Management believes the changes in estimated lives more appropriately reflect the timing of the economic benefits to be received from these assets. For the year ended December 31, 1996, the effect of these changes reduced depreciation and amortization expense and increased net income by approximately $274,000.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 DEFERRED FINANCING COSTS -

          The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, are capitalized and are amortized over the term of the related debt issue. Amortization of such costs was $509,000 and $643,000 for the years ended December 31, 1995 and 1994, respectively.

 LONG-LIVED ASSETS -

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, HCA does not believe that any material impairment currently exists related to its long-lived assets.

 ACCRUED INSURANCE -

          HCA is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCA's ultimate liability may differ from the amounts accrued.

 INTEREST EXPENSE -

          Interest costs of $2,247,000 were capitalized during the initial construction period together with capitalized interest of $555,000 contributed by HCC in 1994 (see Note 10). Interest costs totaling $354,000 were capitalized during 1995 with respect to the expansion of one of the Aurora Casino's riverboats. Such capitalized interest costs are amortized over the useful lives of the related assets.

 INCOME TAXES -

          HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid $6,774,000, $5,726,000 and $10,293,000 to HCC in connection with its current federal tax provisions for the years ended December 31, 1996, 1995 and 1994, respectively. For the years ended December 31, 1996, 1995 and 1994, HCA paid state income taxes of $28,000, $100,000 and $641,000, respectively.

 RECLASSIFICATIONS -

          Certain reclassifications have been made to the prior years' financial statements to conform such statements to the 1996 presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of department allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(3)       BORROWINGS FROM AFFILIATE

          During 1994, HCA repaid outstanding borrowings from HCC of $2,000,000. Such borrowings were due on demand and accrued interest at the rate of 14% per annum. Interest incurred on such loans amounted to $82,000 for the year ended December 31, 1994.

(4)       LONG-TERM DEBT AND PLEDGE OF ASSETS

          HCA's long-term indebtedness consists of the following:


                                                 DECEMBER 31,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
12 3/4% Promissory Note to HCC, due on
 November 1, 2003  (a)..................  $39,007,000   $39,007,000
Promissory note to bank (b).............    2,472,000     4,402,000
Equipment loans (c).....................    1,472,000     2,412,000
                                          -----------   -----------
Total indebtedness......................   42,951,000    45,821,000
Less - current maturities...............   (5,684,000)   (2,862,000)
                                          -----------   -----------
Total long-term debt....................  $37,267,000   $42,959,000
                                          ===========   ===========

_____________________

(a) The intercompany note accrues interest at the rate of 12 3/4% per annum payable semiannually on October 15 and April 15 of each year and requires semiannual principal repayments of $2,500,000 commencing October 15, 1997 with the balance of the note due November 1, 2003. The note is pledged as security with respect to HCC's 12 3/4% Senior Secured Notes due in 2003. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a first mortgage limited to approximately $39 million on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The 12 3/4% intercompany note replaced a previous 14% intercompany note to HCC as a result of HCC's refinancing of its outstanding indebtedness during October 1995.

(b) During February 1995, HCA entered into a $5,000,000 bank promissory note agreement. The note accrues interest at the bank's prime lending rate plus 1% per annum. Interest only was payable during the first six months. Principal and interest are payable monthly with the final payment due on February 1, 1998.

(c) HCA financed the purchase of certain equipment from vendors through the issuance of promissory notes totaling $2,985,000. The promissory notes are payable in monthly installments, including interest at the approximate rate of 12 1/4% per annum, and mature at various dates in 1998.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     As of December 31, 1996, future maturities of long-term debt are as follows:


                1997...................................$5,684,000
                1998................................... 5,760,000
                1999................................... 5,000,000
                2000................................... 5,000,000
                2001................................... 5,000,000
                Thereafter.............................16,507,000
                                                      -----------
                                                      $42,951,000
                                                      ===========

          Interest paid, net of amounts capitalized, for the years ended December 31, 1996, 1995 and 1994 amounted to $6,509,000, $5,578,000 and
$6,666,000, respectively.

(5)       CAPITAL LEASES

          HCA leases two parking garages under capital lease agreements. The first such lease has an initial term of 30 years commencing in June 1993 with the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a new five-story approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed $3,500,000 at the rate of $400,000 per month beginning in September 1995 towards satisfaction of its obligations under the agreement. HCA additionally agreed to make payments to ACCA during construction equal to the financing costs due in July 1996 relating to the ACCA industrial revenue bond issue. Such escrow and financing payments were included in cash restricted for construction projects in the accompanying balance sheet at December 31, 1995. The facility is owned by ACCA and operated by HCA pursuant to a 30-year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA pays ACCA base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to ACCA's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

          HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998.

          The original cost of HCA's parking garages is included in buildings and improvements in the accompanying balance sheets at December 31, 1996 and 1995 in the amounts of $27,476,000 and

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


$10,000,000, respectively. Assets under capital leases with an original cost of $2,329,000 are included in operating equipment in the accompanying balance sheets at December 31, 1996 and 1995. Amortization expense with respect to assets under capital leases amounted to $1,223,000 during the year ended December 31, 1996 and $1,051,000 during each of the years ended December 31, 1995 and 1994.

        Future minimum lease payments under capital lease obligations as of December 31, 1996 are as follows:

        1997...................................................  $  2,489,000
        1998...................................................     2,494,000
        1999...................................................     2,457,000
        2000...................................................     2,483,000
        2001...................................................     2,532,000
        Thereafter.............................................    26,719,000
                                                                  -----------
        Total minimum lease payments...........................    39,174,000
        Less - amount representing interest....................   (16,695,000)
                                                                 ------------
        Present value of future minimum lease payments.........    22,479,000
        Current capital lease obligation.......................      (772,000)
                                                                 ------------
        Long-term capital lease obligation                       $ 21,707,000
                                                                 ============

(6)     INCOME TAXES

Components of HCA's (provision) benefit for income taxes consist of the following:

                                              YEAR ENDED DECEMBER 31,
                                    -----------------------------------------
                                         1996           1995          1994
                                    ------------   ------------   -----------

Current:
  Federal.......................... $ (5,927,000)  $ (6,121,000)  $(8,957,000)
  State............................      163,000       (338,000)      (44,000)
 Deferred:
  Federal..........................   (1,125,000)    (1,034,000)    1,366,000
  State............................        6,000        (61,000)       78,000
                                    ------------   ------------   -----------
                                    $ (6,883,000)  $ (7,554,000)  $(7,557,000)
                                    ============   ============   ===========

 The tax benefit related to the extraordinary loss on early extinguishment of debt was $564,000 in 1995.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


          A reconciliation between the calculated tax provision on income before extraordinary item based on the statutory rates in effect and the effective tax rates for the years ended December 31, 1996, 1995 and 1994 follows:

                                                         YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------
                                                  1996            1995            1994
                                              ---------------  --------------  ------------
  Calculated income tax provision
 at statutory rate.........................   $(6,792,000)    $(6,987,000)     $(7,490,000)
State income taxes.........................       110,000        (259,000)        (283,000)
Adjustment to prior year income  taxes.....       (81,000)       (214,000)         305,000
Political contributions and lobbying costs.       (89,000)        (65,000)         (70,000)
Other......................................       (31,000)        (29,000)         (19,000)
                                              -----------    ------------      -----------
Tax provision as shown on statements
 of operations.............................   $(6,883,000)   $(7,554,000)      $(7,557,000)
                                              ===========    ===========       ===========

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

          The components of HCA's net deferred tax (liability) asset at December 31, 1996 and 1995 are as follows:


                                            DECEMBER 31,
                                      ------------------------
                                          1996         1995
                                      ------------  ----------
Deferred tax assets:
 Allowance for doubtful accounts....  $   375,000   $ 314,000
 Other liabilities and reserves.....    1,130,000     451,000
                                      -----------   ---------

  Total deferred tax assets.........    1,505,000     765,000
                                      -----------   ---------

Deferred tax liabilities:
 Depreciation and amortization......   (2,127,000)   (329,000)
                                      -----------   ---------

Net deferred tax (liability) asset..  $  (622,000)  $ 436,000
                                      ===========   =========

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


          Receivables and payables in connection with the aforementioned tax allocation agreements at December 31, 1996 and 1995 are as follows:


                                            DECEMBER 31,
                                      ------------------------
                                          1996         1995
                                      ------------  ----------
          Deferred tax assets.......  $ 1,421,000   $ 739,000
          Due from affiliates.......    1,002,000     237,000
          Deferred tax liabilities..   (2,043,000)   (311,000)

(7)       TRANSACTIONS WITH RELATED PARTIES

          Pursuant to a management services contract, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership wholly owned by GBCC. The base management fee is equal to 5% of operating revenues (as defined in the management services contract) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the management services agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $9,360,000, $9,432,000 and $10,009,000, respectively, during the years ended December 31, 1996, 1995 and 1994. Management and incentive fees payable at December 31, 1996 and 1995 were $2,096,000 and $2,177,000, respectively.

          HCA incurred interest with respect to its promissory note payable to HCC (see Note 4). Such interest amounted to $4,973,000, $5,406,000 and $5,537,000, respectively, for the years ended December 31, 1996, 1995 and 1994. Interest payable to HCC on such notes amounted to $1,050,000 and $1,022,000, respectively, at December 31, 1996 and 1995 and is included in accrued interest payable in the accompanying balance sheets.

          HCA has acquired computer software and hardware and has been allocated certain expenses, including legal, financing and payroll expenses from HCC and its subsidiaries. During the years ended December 31, 1996, 1995 and 1994, such transactions totaled $720,000, $1,562,000 and $888,000, respectively. At December 31, 1996 and 1995, HCA had payables amounting to $138,000 and $130,000, respectively, in connection with such charges.

(8)       ILLINOIS REGULATORY MATTERS

          Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board (the "IGB"). Under the provisions of the Illinois gaming regulations, HCA and PML are required to maintain their respective owner's and supplier's licenses. HCA's owner's license expires in July 1997 and PML's supplier's license expires in December 1997. Management intends to file for renewal of HCA's owner's license and PML's supplier's license and anticipates that such renewals will be approved by the IGB during 1997. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended, or revoked. In addition, the licensees and

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the operations of HCA.

(9)       COMMITMENTS AND CONTINGENCIES

PLANET HOLLYWOOD LITIGATION

          Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added the HCC subsidiary which owns and operates a casino in Tunica, Mississippi, HWCC-Tunica, Inc. ("HCT", together with the Original Hollywood Defendants, the "Hollywood Defendants"), and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

          In its lawsuit, PHII alleges, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants allege, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

          Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and intend to defend their position and pursue their counterclaims vigorously. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

OTHER LITIGATION

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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(10)      SUPPLEMENTAL CASH FLOW INFORMATION

          During 1996, HCA entered into a capital lease obligation in the original amount of $13,195,000 with respect to a second parking garage (see Note
5). Additional escrowed construction and financing costs totaling $4,281,000 were capitalized as part of the cost of the facility.

          During 1995, HCA acquired certain equipment at a cost of $2,985,000 under financing agreements with a third party vendor (see Note 4).

          During 1994, HCA incurred interest charges from HCC amounting to $555,000 with respect to funding provided by HCC in connection with construction of the Aurora Casino. The resulting liability was subsequently contributed as additional paid-in capital by HCC.

(11)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          CASH, CASH EQUIVALENTS AND CASH RESTRICTED FOR CONSTRUCTION PROJECTS - The carrying amounts approximate fair value because of the short maturity of these instruments.

          INTEREST PAYABLE - The carrying amount of interest payable approximates fair value because of the short maturity of the obligation.

          LONG-TERM DEBT - The fair value of HCA's long-term debt is estimated based on either the quoted market prices of the issue or on the discounted cash flow of future payments utilizing current rates available to HCA for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


          The estimated carrying amounts and fair values of HCA's financial instruments are as follows:

                                DECEMBER 31, 1996             DECEMBER 31, 1995
                            ------------------------  ------------------------------------
                             CARRYING                    CARRYING
                              AMOUNT     FAIR VALUE        AMOUNT           FAIR VALUE
                            -----------  -----------  -----------------  -----------------
Financial Assets:
 Cash and cash
  equivalents............   $ 9,034,000  $ 9,034,000        $ 8,996,000        $ 8,996,000
 Cash restricted for
  construction projects..             -            -          1,955,000          1,955,000

Financial Liabilities:
 Interest payable........   $ 1,315,000  $ 1,315,000        $ 1,120,000        $ 1,120,000
 12 3/4% promissory note.    39,007,000   37,447,000         39,007,000         35,496,000
 Promissory note to bank.     2,472,000    2,472,000          4,402,000          4,402,000
 Equipment loans.........     1,472,000    1,478,000          2,412,000          2,418,000

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    QUARTER
                                -------------------------------------------------
                                   FIRST       SECOND        THIRD       FOURTH
                                -----------  -----------  -----------  -----------

Year Ended December 31, 1996
 Net revenues................. $43,715,000  $43,039,000  $39,332,000  $37,305,000
                               ===========  ===========  ===========  ===========

 Net income................... $ 4,436,000  $ 4,138,000  $ 1,908,000  $ 2,042,000
                               ===========  ===========  ===========  ===========

Year Ended December 31, 1995
 Net revenues................. $35,111,000  $35,206,000  $41,965,000  $40,226,000
                               ===========  ===========  ===========  ===========

 Net income................... $ 3,163,000  $ 2,694,000  $ 3,513,000  $ 2,050,000
                               ===========  ===========  ===========  ===========


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To HWCC - Tunica, Inc.:

          We have audited the accompanying consolidated balance sheets of HWCC - Tunica, Inc. and subsidiary (the Company and a Texas corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HWCC - Tunica, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                         ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                            DECEMBER 31,
                                                    ----------------------------
                                                        1996           1995
                                                    -------------  -------------
Current Assets:
 Cash and cash equivalents........................  $  9,321,000   $ 11,529,000
 Accounts receivable, net of allowances of
$622,000 and $313,000, respectively...............     1,363,000      1,428,000
 Inventories......................................       672,000        883,000
 Deferred income taxes............................       953,000        488,000
 Prepaid expenses and other current assets........       854,000        705,000
                                                    ------------   ------------
Total current assets..............................    13,163,000     15,033,000
                                                    ------------   ------------
Property and Equipment:
 Land and improvements............................     3,060,000      3,037,000
 Buildings........................................    73,348,000     44,048,000
 Barges...........................................     2,524,000      2,524,000
 Operating equipment..............................    35,724,000     26,360,000
 Construction in progress.........................       412,000      4,504,000
                                                    ------------   ------------
                                                     115,068,000     80,473,000
Less - accumulated depreciation and amortization     (22,275,000)   (12,178,000)
                                                    ------------   ------------
 Net property and equipment.......................    92,793,000     68,295,000
                                                    ------------   ------------

Cash Restricted for Construction Project..........             -     27,919,000
                                                    ------------   ------------
Other Assets:
 Land rights......................................     7,658,000      7,962,000
 Other assets.....................................     3,006,000      3,031,000
                                                    ------------   ------------
Total other assets................................    10,664,000     10,993,000
                                                    ------------   ------------
                                                    $116,620,000   $122,240,000
                                                    ============   ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY



                                                 DECEMBER 31,
                                         ----------------------------
                                             1996           1995
                                         -------------  -------------

Current Liabilities:
 Current maturities of long-term debt
and capital lease obligations........... $  1,511,000   $  3,096,000
  Accounts payable......................    2,797,000      2,128,000
  Accrued liabilities -
Salaries and wages......................    1,254,000      1,630,000
Interest................................    2,262,000      2,203,000
Gaming and other taxes..................      813,000        519,000
Insurance...............................      875,000      1,207,000
Other...................................    2,012,000      1,605,000
  Other current liabilities.............      752,000      1,094,000
                                         ------------   ------------
  Total current liabilities.............   12,276,000     13,482,000
                                         ------------   ------------
Long-Term Debt..........................   85,134,000     84,045,000
                                         ------------   ------------
Capital Lease Obligations...............            -      1,199,000
                                         ------------   ------------
Other Noncurrent Liabilities............            -         88,000
                                         ------------   ------------
Commitments and Contingencies

Shareholder's Equity:
  Common stock, $.01 par value
per share; 100,000 shares authorized;
1,000 shares issued and outstanding ....            -              -
  Additional paid-in capital............   34,637,000     34,637,000
  Accumulated deficit...................  (15,427,000)   (11,211,000)
                                         ------------   ------------
Total shareholder's equity..............   19,210,000     23,426,000
                                         ------------   ------------
                                         $116,620,000   $122,240,000
                                         ============   ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                         1996           1995          1994
                                                   ---------------  -------------  ------------
Revenues:
 Casino..........................................     $ 87,361,000   $ 88,289,000   $30,440,000
 Rooms...........................................        5,329,000      3,187,000       904,000
 Food and beverage...............................       11,987,000      9,657,000     3,520,000
 Other...........................................        1,097,000      1,091,000       376,000
                                                      ------------   ------------   -----------
                                                       105,774,000    102,224,000    35,240,000
 Less - promotional allowances...................      (11,250,000)    (7,808,000)   (2,827,000)
                                                      ------------   ------------   -----------
     Net revenues................................       94,524,000     94,416,000    32,413,000
                                                      ------------   ------------   -----------

Expenses:
 Casino..........................................       66,018,000     57,411,000    20,666,000
 Rooms...........................................        1,573,000      1,887,000       495,000
 Food and beverage...............................        3,752,000      3,357,000     1,101,000
 Other...........................................        1,259,000      1,187,000       361,000
 General and administrative......................        5,962,000      5,711,000     2,425,000
 Depreciation and amortization...................       10,906,000     10,356,000     3,610,000
 Amortization of preopening costs................                -              -     5,939,000
                                                      ------------   ------------   -----------
     Total expenses..............................       89,470,000     79,909,000    34,597,000
                                                      ------------   ------------   -----------

Income (loss) from operations....................        5,054,000     14,507,000    (2,184,000)
                                                      ------------   ------------   -----------

Non-operating income (expenses):
 Interest income.................................          835,000        637,000       374,000
 Interest expense, net of capitalized
  interest of $1,006,000 and
  $1,667,000 in 1996 and 1994,
  respectively...................................      (10,060,000)   (10,792,000)   (4,454,000)
 Loss on assets held for sale....................          (45,000)      (505,000)            -
                                                      ------------   ------------   -----------
  Total non-operating expenses, net..............       (9,270,000)   (10,660,000)   (4,080,000)
                                                      ------------   ------------   -----------
(Loss) income before income taxes and
 extraordinary item..............................       (4,216,000)     3,847,000    (6,264,000)
Income tax benefit...............................                -        694,000             -
                                                      ------------   ------------   -----------
(Loss) income before extraordinary item..........       (4,216,000)     4,541,000    (6,264,000)

Extraordinary item:
 (Loss) gain on early extinguishment
  of debt, net of taxes..........................                -     (9,614,000)      126,000
                                                      ------------   ------------   -----------
Net loss.........................................     $ (4,216,000)  $ (5,073,000)  $(6,138,000)
                                                      ============   ============   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (NOTE 1)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                             COMMON STOCK          ADDITIONAL
                                          -----------------         PAID-IN    ACCUMULATED
                                          SHARES     AMOUNT         CAPITAL      DEFICIT
                                          ------     ------         ---------   ----------
BALANCE, JANUARY 1, 1994..............    1,000     $    -        $     1,000 $          -

 Capital contributions................        -          -         34,636,000            -
 Net loss.............................        -          -                  -   (6,138,000)
                                         ------     ------         ----------   ----------

BALANCE, DECEMBER 31, 1994............    1,000          -         34,637,000   (6,138,000)

 Net loss.............................        -          -                  -   (5,073,000)
                                         ------     ------         ----------   ----------

BALANCE, DECEMBER 31, 1995............    1,000          -         34,637,000  (11,211,000)

 Net loss.............................        -          -                  -   (4,216,000)
                                         ------     ------         ----------   ----------

BALANCE, DECEMBER 31, 1996............    1,000     $    -        $34,637,000 $(15,427,000)
                                         ======     ======         ==========   ==========




          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                             YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                                 1996             1995           1994
                                                           -------------------  -------------  ------------------

OPERATING ACTIVITIES:
 Net loss...............................................     $ (4,216,000)  $ (5,073,000)  $ (6,138,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Extraordinary item ..................................                 -      9,614,000       (126,000)
  Depreciation and amortization........................        10,906,000     10,356,000      9,549,000
  Deferred income tax benefit..........................                 -       (626,000)       (68,000)
  Loss on assets held for sale.........................            45,000        505,000              -
  Provision for doubtful accounts......................           539,000        449,000        106,000
  Increase in accounts receivable......................          (474,000)    (1,159,000)      (824,000)
  Increase in accounts payable and accrued
    expenses...........................................           721,000      1,469,000      3,116,000
  Net change in other current assets and
    liabilities........................................          (280,000)      (127,000)       911,000
  Net change in other noncurrent assets
    and liabilities...................................           (740,000)      (939,000)    (1,167,000)
                                                             ------------   ------------   ------------

    Net cash provided by operating
     activities.......................................          6,501,000     14,469,000      5,359,000
                                                             ------------   ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions.................        (35,038,000)    (7,228,000)   (52,327,000)
 Proceeds from sale of assets.........................            105,000        180,000              -
 Decrease (increase) in cash restricted for
  construction projects...............................         27,919,000    (27,919,000)             -
 Cost of acquisition, net of cash acquired............                  -              -     (8,998,000)
 Deferred pre opening costs...........................                  -              -     (5,939,000)
                                                             ------------   ------------   ------------

  Net cash used in investing activities...............         (7,014,000)   (34,967,000)   (67,264,000)
                                                             ------------   ------------   ------------

FINANCING ACTIVITIES:
 Issuance of long-term debt...........................          1,503,000     84,045,000     55,000,000
 Deferred financing costs.............................                  -              -     (4,253,000)
 Repayments of long-term debt.........................         (1,469,000)   (55,862,000)    (8,500,000)
 Payments on capital lease obligations................         (1,729,000)    (1,402,000)      (683,000)
 Costs of early retirement of debt....................                  -     (7,414,000)             -
 Capital contribution.................................                  -              -     33,000,000
                                                             ------------   ------------   ------------

  Net cash (used in) provided by
    financing activities..............................         (1,695,000)    19,367,000     74,564,000
                                                             ------------   ------------   ------------

  Net (decrease) increase in cash and
   cash equivalents...................................         (2,208,000)    (1,131,000)    12,659,000
    Cash and cash equivalents at
     beginning of year................................         11,529,000     12,660,000          1,000
                                                             ------------   ------------   ------------

    Cash and cash equivalents at
     end of year......................................       $  9,321,000   $ 11,529,000   $ 12,660,000
                                                             ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

          HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 27 miles southwest of Memphis, Tennessee. In January 1994, HCC acquired from unrelated third parties all of the common stock of Summit Riverboat Casinos - Tunica, Inc. ("SRCT") and all of the limited partnership interests of Summit Tunica Partnership ("STP"), a Mississippi limited partnership. STP completed construction of the Tunica Casino at a cost of approximately $92.6 million. Capital contributions from HCC totaling approximately $33 million provided the initial funding for the project. On June 3, 1994, HCT issued $55 million of first mortgage notes, the net proceeds of which (approximately $51.3 million), together with equipment financing, were used to complete construction of the facility. The completed facility (the "Tunica Casino") which currently includes a casino with 54,000 square feet of gaming space, 506 hotel rooms and suites and related amenities commenced operations on August 8, 1994 under the service mark Hollywood Casino(R).

          On October 17, 1995, in connection with the HCC Refinancing (see Note
3), STP was dissolved and distributed all of its assets and liabilities to SRCT, the general partner, and HCT, the sole limited partner. In addition, SRCT merged with and into HCT, which now owns and operates the Tunica Casino. As the above entities were under common control, the merger was accounted for similar to a pooling of interests; accordingly, the accompanying 1995 and 1994 consolidated financial statements have been presented as if the companies had always been combined.

          The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). Golf, a Delaware corporation, was formed in 1996 to own an interest in an as yet undeveloped golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. All significant intercompany balances have been eliminated in consolidation.

          HCT estimates that a significant amount of the Tunica Casino's revenues are derived from patrons living in the Memphis, Tennessee area, northern Mississippi and Arkansas. The Tunica Casino faces intense competition from other casinos operating in northern Tunica County and management believes that competition will continue in the future.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMEMENTS (CONTINUED)


 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

          The Tunica Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are included in other accrued liabilities in the accompanying consolidated balance sheets at December 31, 1996 and 1995.

          The estimated value of rooms, food and beverage and other items which are provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses in the accompanying consolidated statements of operations.

          Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1996 and 1995 and from the commencement of operations through December 31, 1994 were as follows:



                                        1996         1995        1994
                                     -----------  ----------  ----------
             Rooms......... ......   $ 1,162,000  $  654,000  $  173,000
             Food and beverage....    10,223,000   8,603,000   2,982,000
             Other................       203,000     109,000      40,000
                                     -----------  ----------  ----------
                                     $11,588,000  $9,366,000  $3,195,000
                                      ==========  ==========  ==========


 CASH AND CASH EQUIVALENTS -

  Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

  The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $539,000, $449,000 and $106,000, respectively, were made during the years ended December 31, 1996 and 1995 and during the period from the commencement of operations through December 31, 1994.

 INVENTORIES -

  Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMEMENTS (CONTINUED)


 PROPERTY AND EQUIPMENT -

          Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

          Hotel, dockside facilities and improvements......... 25-40 years
          Barges.............................................. 25-40 years
          Operating equipment..................................3 - 7 years

          On October 1, 1996, HCT revised the estimated useful lives of its buildings, barges and related land rights (see below) from 25 years to 40 years and the estimated useful life of its slot machines from three years to five years. Management believes the changes in estimated lives more appropriately reflect the timing of the economic benefits to be received from these assets. For the year ended December 31, 1996, the effect of these changes reduced depreciation and amortization expense and net loss by approximately $858,000.

          Interest incurred in connection with property and equipment acquisitions totalling $1,006,000 in 1996 and $1,667,000 in 1994 has been capitalized during the acquisition period and, together with $1,636,000 of capitalized interest contributed by HCC during 1994 (see Note 10), is being amortized over the useful lives of the related assets.

 DEFERRED FINANCING COSTS -

          Costs associated with issuing long-term debt, including all underwriting, legal and accounting fees, are capitalized and are amortized over the term of the related debt issue. Deferred financing costs, net of accumulated amortization, amounting to $2,954,000 and $104,000, respectively, were written off during 1995 and 1994 with respect to the early extinguishment of debt (see Note 3).

 LAND RIGHTS -

          Land rights are being amortized on a straight-line basis over the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 8); such amortization commenced with the opening of the Tunica Casino. The estimated economic benefit of the land rights was increased from 25 years to 40 years effective on October 1, 1996 consistent with the change in estimated useful life of the Tunica facility as discussed under "Property and Equipment" above. Management presently intends to renew the ground lease at least through its currently estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $787,000 and $483,000, respectively, at December 31, 1996 and 1995.

 LONG-LIVED ASSETS -

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMEMENTS (CONTINUED)


intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, HCT does not believe that any material impairment currently exists related to its long-lived assets.

 ACCRUED INSURANCE -

          HCT is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCT's ultimate liability may differ from the amounts accrued.

 INCOME TAXES -

          HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no state or federal income taxes during the years ended December 31, 1996, 1995 and 1994.

 RECLASSIFICATIONS -

          Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

(3)       LONG-TERM DEBT AND PLEDGE OF ASSETS

          Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                     DECEMBER 31,
                                              ----------------------------
                                                    1996       1995
                                              ------------- --------------


 Promissory notes to HCC (a)                  $ 84,045,000  $ 84,045,000
 Equipment loans (b)                             1,401,000     1,367,000
                                               -----------   -----------

        Total indebtedness                      85,446,000    85,412,000
    Less - current maturities                     (312,000)   (1,367,000)
                                               -----------   -----------

        Total long-term debt                  $ 85,134,000  $ 84,045,000
                                               ===========   ===========

_____________________

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMEMENTS (CONTINUED)


(a) During October 1995, HCC loaned $54,045,000 to HCT to repay its outstanding mortgage indebtedness, together with the associated call premium and certain accrued interest thereon, and loaned an additional $30,000,000 to HCT to be used to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of a themed gaming area. Such intercompany loans were made with a portion of the note proceeds from HCC's issue of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. The unexpended portion of the construction loan was included in cash restricted for construction projects in the accompanying consolidated balance sheet at December 31, 1995. Interest on the loans from HCC accrues at the rate of 12 3/4% per annum and is payable semiannually on April 15 and October 15 of each year. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and other future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (iii) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

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

(b) The loans outstanding at December 31, 1996 are payable monthly including interest at rates ranging from 11 1/4% to 12 3/8% per annum and are due in 2000. The loans outstanding at December 31, 1995 accrued interest at rates ranging from 12 1/2% to 12 3/4% and were repaid in 1996.

     Scheduled payments of long-term debt as of December 31, 1996 are set forth below:

                1997............................. $   312,000
                1998.............................     354,000
                1999.............................     400,000
                2000.............................     335,000
                2001.............................           -
                Thereafter.......................  84,045,000
                                                  -----------
                Total                             $85,446,000
                                                  ===========

     Interest paid, net of amounts capitalized, amounted to $10,000,000, $11,344,000 and $1,519,000, respectively, during the years ended December 31, 1996, 1995 and 1994.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMEMENTS (CONTINUED)


(4)  CAPITAL LEASES

     HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997. Assets under capital leases with an original cost of $4,814,000 and $5,013,000 are included in operating equipment in the accompanying consolidated balance sheets at December 31, 1996 and 1995. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $1,500,000, $1,674,000 and $500,000, respectively. Accumulated amortization at December 31, 1996 and 1995 with respect to these assets amounted to $3,571,000 and $2,174,000, respectively.

     Future minimum lease payments under capital lease obligations as of December 31, 1996 are $1,255,000 in 1997 of which $56,000 represents interest, resulting in a current capital lease obligation of $1,199,000.

(5)  INCOME TAXES

     Components of HCT's benefit for income taxes for the years ended December 31, 1996, 1995 and 1994 consist of the following:

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                            --------------------------------
                                              1996      1995        1994
                                            --------  --------  ------------

Benefit in lieu of federal income taxes:
 Current.................................   $      -  $ 68,000     $(68,000)
 Deferred................................          -   626,000       68,000
                                            --------  --------     --------
                                            $      -  $694,000     $      -
                                            ========  ========     ========

         The deferred tax benefit related to the extraordinary loss on early extinguishment of debt was $343,000 in 1995.

         State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMEMENTS (CONTINUED)


         A reconciliation between the calculated tax benefit on (loss) income before extraordinary item based on the statutory rates in effect and the effective tax rates for the years ended December 31, 1996, 1995 and 1994 follows:

                                                                     YEARS ENDED
                                                                    DECEMBER 31,
                                                   ---------------------------------------
                                                      1996         1995           1994
                                                   -----------   -----------  ------------
Calculated income tax benefit at 34%............   $ 1,433,000   $(1,308,000)  $ 2,087,000
Utilization of operating loss carryforward......             -     2,028,000             -
Tax benefit of operating loss not utilized......    (1,400,000)            -    (2,028,000)
Lobbying costs..................................        (3,000)       (6,000)      (56,000)
Disallowance of meals and entertainment.........       (25,000)      (20,000)       (3,000)
Other...........................................        (5,000)            -             -
                                                   -----------   -----------   -----------

Tax benefit as shown on statement of operations.   $         -   $   694,000   $         -
                                                   ===========   ===========   ===========

          Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

          At December 31, 1996, HCT had net operating loss carryforwards ("NOL's") totaling approximately $18,000,000, which do not begin to expire until the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the anticipation of taxable income in the near future, management believes that it is more likely than not that future taxable income will be sufficient to utilize at least a portion of the NOL's and deferred tax assets. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $1,037,000 at both December 31, 1996 and 1995. The ultimate recognition of this amount of deferred tax assets is dependent on HCT's ability to generate approximately $3 million of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMEMENTS (CONTINUED)


        The components of the deferred tax asset are as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
        Deferred tax assets:
          Net operating loss carryforwards......... $ 6,138,000   $ 3,884,000
          Allowance for doubtful accounts..........     211,000       106,000
          Other liabilities and accruals...........     809,000       758,000
                                                    -----------   -----------

                Total deferred tax assets..........   7,158,000     4,748,000

        Deferred tax liabilities:
          Depreciation and amortization............  (1,668,000)     (711,000)
                                                    -----------   -----------

        Net deferred tax asset.....................   5,490,000     4,037,000
        Valuation allowance........................  (4,453,000)   (3,000,000)
                                                    -----------   -----------

                                                    $ 1,037,000   $ 1,037,000
                                                    ===========   ===========

        Receivables and payables in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:

                                                          DECEMBER 31,
                                                    ----------------------
                                                       1996         1995
                                                    ---------     --------

        Deferred income taxes......................  $953,000     $488,000
        Other noncurrent assets....................    84,000      549,000

(6)  TRANSACTIONS WITH RELATED PARTIES

        Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $1,200,000 during each of the years ended December 31, 1996, 1995 and 1994.

        HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994. The term of the agreement was three years with an automatic renewal for an additional three years becoming effective on January 1, 1997. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $30,000 a month ($33,600 effective January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


under such agreement amounted to $511,000, $532,000 and $763,000, respectively, for the years ended December 31, 1996, 1995 and 1994.

         Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performs certain administrative and marketing services on behalf of HCT. During the years ended December 31, 1996, 1995 and 1994, fees charged to HCT by GBHC totaled $653,000, $298,000 and $196,000, respectively.

         HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. For the years ended December 31, 1996, 1995 and 1994, such charges amounted to $509,000, $241,000 and $506,000, respectively.

(7)  MISSISSIPPI REGULATORY MATTERS

         Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed through October 17, 1997. Management intends to file for renewal of HCT's ownership license and anticipates that such renewal will be approved by the Mississippi Gaming Commission during 1997. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(8)      COMMITMENTS AND CONTINGENCIES

GROUND LEASE
------------

         HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. For the years ended December 31, 1996, 1995 and 1994, HCT expensed $3,486,000, $3,608,000 and $1,210,000, respectively, in connection with the ground lease.

CREDIT FACILITY
---------------

         As of December 31, 1996, HCT had a $1,000,000 bank credit facility available through August 15, 1997 on which no borrowings had been made. Borrowings under the line of credit accrue interest at the rate of the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports. During the first quarter of 1997, HCT borrowed $1,000,000 on the bank credit facility.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



PLANET HOLLYWOOD LITIGATION
---------------------------

         Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, the wholly owned subsidiary of HCC which owns and operates a casino in Aurora, Illinois and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HCT (together with the Original Hollywood Defendants, the "Hollywood Defendants") and Greate Bay Casino Corporation ("GBCC"), an affiliated company, as defendants. The Original Hollywood Defendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

         In its lawsuit, PHII alleges, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants and GBCC allege, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

         Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and intend to defend their position and pursue their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

OTHER
-----

         HCT is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCT.

(10) SUPPLEMENTAL CASH FLOW INFORMATION

         During 1994, HCT acquired certain equipment at a cost of $5,169,000 under financing agreements with third party vendors.

         During 1994, HCT entered into capital lease obligations totaling $5,013,000 for new equipment (see Note 4).

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         During the third quarter of 1994, HCC contributed interest capitalized in connection with the construction of the Tunica Casino to HCT. The contribution, which totaled $1,636,000, has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

         In connection with the acquisition of SRCT and STP by HCT during January 1994, liabilities were assumed as follows:


  Fair value of assets acquired............................  $10,577,000
  Land rights..............................................    8,445,000
  Cash paid for capital stock and
    limited partnership interest...........................   (7,986,000)
  Notes issued for capital stock and
    limited partnership interest...........................   (6,000,000)
                                                             -----------

      Liabilities assumed..................................  $ 5,036,000
                                                             ===========

(11) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  CASH, CASH EQUIVALENTS AND CASH RESTRICTED FOR CONSTRUCTION PROJECTS - The carrying amounts approximate fair value because of the short maturity of these instruments.

  INTEREST PAYABLE - The carrying amount of interest payable approximates fair value because of the short maturity of the obligation.

  LONG-TERM DEBT - The fair value of HCT's long-term debt is estimated based on either the quoted market prices of the issue or on the discounted cash flow of future payments utilizing current rates available to HCT for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



          The estimated carrying amounts and fair values of HCT's financial instruments at December 31, 1996 and 1995 are as follows:

                                                                DECEMBER 31, 1996                DECEMBER 31, 1995
                                                           ------------------------------  -------------------------------
                                                            CARRYING                         CARRYING
                                                             AMOUNT        FAIR VALUE         AMOUNT        FAIR VALUE
                                                           -----------  -----------------  ------------  -----------------
Financial Assets
  Cash and cash equivalents......................          $ 9,321,000        $ 9,321,000  $11,529,0000        $11,529,000
  Cash restricted for construction project.......                    -                  -    27,919,000         27,919,000
Financial Liabilities
  Interest payable...............................          $ 2,262,000        $ 2,262,000  $  2,203,000        $ 2,203,000
  Promissory notes to HCC........................           84,045,000         80,683,000    84,045,000         76,481,000
  Equipment loans................................            1,401,000          1,401,000     1,367,000          1,367,000

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               QUARTER
                                 ------------------------------------------------------
                                    FIRST         SECOND        THIRD         FOURTH
                                 ------------  ------------  ------------  ------------
YEAR ENDED DECEMBER 31, 1996:

           Net revenues          $24,230,000   $21,907,000   $23,209,000   $25,178,000
                                 ===========   ===========   ===========   ===========

           Net (loss) income     $  (417,000)  $(3,158,000)  $  (769,000)  $   128,000
                                 ===========   ===========   ===========   ===========

YEAR ENDED DECEMBER 31, 1995:

           Net revenues          $23,420,000   $23,207,000   $25,217,000   $22,572,000
                                 ===========   ===========   ===========   ===========

           Net income (loss)     $ 1,620,000   $   791,000   $ 1,325,000   $(8,809.000)
                                 ===========   ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          HCC and HCT had no disagreements with their independent accountants to report under this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this item is incorporated herein by reference from HCC's definitive proxy statement filed with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held on May 29, 1997 (the "Definitive Proxy Statement") under the caption "Election of Directors" and "Management."

ITEM 11.  EXECUTIVE COMPENSATION

          The information called for by this item is incorporated herein by reference from HCC's Definitive Proxy Statement under the caption "Remuneration of Directors and Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by this item is incorporated herein by reference from the HCC's Definitive Proxy Statement under the caption "Voting Rights and Principal Stockholders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this item is incorporated herein by reference from HCC's Definitive Proxy Statement under the caption "Certain Transactions with Management."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.  FINANCIAL STATEMENTS

         The financial statements filed as part of this report are listed on the Index to Financial Statements on page 43.

     2.  FINANCIAL STATEMENT SCHEDULES

         Hollywood Casino Corporation and Subsidiaries

     --  Report of Independent Public Accountants
     -- Schedule I; Condensed Financial Information of Registrant, Hollywood Casino Corporation (Parent Company):
         --  Balance Sheets
         --  Statements of Operations
         --  Statements of Cash Flows
     --  Notes to Parent Company Financial Statements
     --  Schedule II; Valuation and Qualifying Accounts

         Hollywood Casino - Aurora, Inc.

     --  Report of Independent Public Accountants
     --  Schedule II; Valuation and Qualifying Accounts

         HWCC-Tunica, Inc.

     --  Report of Independent Public Accountants
     --  Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


     3.   EXHIBITS

**2.1   --      Agreement of Merger dated as of May 15, 1992, of Correction of
                Agreement of Merger dated as of between PBC, Inc. and HCC and
                Certificate June 16, 1992. (Exhibit 2.1)
 +3.1   --      Certificate of Incorporation of HCC, as amended. (Exhibit 3.1)
 +3.2   --      Amended Bylaws of HCC.  (Exhibit 3.2)
@@3.3   --      Articles of Incorporation of HCT. (Exhibit 3.1).
@@3.4   --      Bylaws of HCT. (Exhibit 3.2)
++4.1   --      Indenture among the Company as Issuer, HCT as Guarantor and
                Shawmut Bank, National Association, as Trustee (including form of Note) dated as of October 17, 1995.  (Exhibit 4.1)
++4.2   --      Mortgage, Leasehold Mortgage, Security Agreement, Fixture
                Filing and Financing Statement made by HCA, as Mortgagor, for the benefit of the Company, as assigned to Shawmut Bank,
                National Association, as Trustee and Mortgagee.  (Exhibit 4.2)
++4.3   --      Leasehold Deed of Trust, Security Agreement, Fixture Filing and
                Financing Statement made by HCT, as Grantor, to Jim B. Tohill, as Deed Trustee, for the benefit of Shawmut Bank, National
                Association, as Trustee and Beneficiary (relating to a first-
                lien Deed of Trust securing the Indenture).  (Exhibit 4.3)
++4.4   --      Leasehold Deed of Trust, Security Agreement, by HCT, as
                Grantor, to Jim B. Tohill, as Deed Trustee, for the benefit of the Company, as assigned to Shawmut Bank, National Association, as Trustee and Beneficiary (relating to a second-lien Leasehold
                Deed of Trust securing the Intercompany Notes executed by HCT).
                (Exhibit 4.4)
++4.5   --      First Preferred Fleet Mortgage made and given assigned to
                Shawmut Bank, National Association, as Trustee and Mortgagee
                (relating to Vessel Nos. 993836, 993837, and 1029229) dated as of October 17, 1995. (Exhibit 4.5)
++4.6   --      First Preferred Ship Mortgage made and given by HCT, as
                Mortgagor, to Shawmut Bank, National Association, as Trustee and
                Mortgagee (relating to Vessel No. 534006) dated as of October
                17, 1995. (Exhibit 4.6)
++4.7   --      Second Preferred Ship Mortgage made and given by HCT, as
                Mortgagor, to the Company, as assigned to Shawmut Bank, National
                Association, as Trustee and Mortgagee (relating to Vessel No.
                534006) dated as of October 17, 1995. (Exhibit 4.7)
++4.8   --      Security Agreement (Stock Pledge) made by the Company, as
                Pledgor, in favor of Shawmut Bank, National Association, as
                Trustee and Secured Party dated October 17, 1995. (Exhibit 4.8)
++4.9   --      Security Agreement between the Company, as Debtor, and Shawmut
                Bank, National Association, as Trustee and Secured Party dated
                October 17, 1995. (Exhibit 4.9)
++4.10  --      First Amendment and Supplement to Security Agreement between the
                Company, as debtor, and Shawmut Bank, National Association, as
                Trustee, dated as of November 15, 1995. (Exhibit 4.10)
++4.11  --      Security Agreement between HCT, as Debtor, and Shawmut Bank,
                National Association, as Trustee and Secured Party dated October
                17, 1995. (Exhibit 4.11)
++4.12  --      Intercompany Security Agreement between HCT, as Debtor, and the
                Company, as assigned to Shawmut Bank, National Association, as
                Trustee and Secured Party (relating to a second-lien
                security agreement for HCT securing the Intercompany Note
                executed by it) dated October 17, 1995.  (Exhibit 4.12)
++4.13  --      Intercompany Security Agreement between HCA, as Debtor, and the
                Company, as assigned to Shawmut Bank, National Association, as
                Trustee and Secured Party (relating to a first-lien security agreement for HCA securing the Intercompany Note executed by it)
                dated October 17, 1995. (Exhibit 4.13)
++4.14  --      Assignment made and given by the Company, as Assignor, of First
                Preferred Fleet Mortgage made and given by HCA, as Mortgagor, to the Company, in favor of Shawmut Bank, National Association, as
                Trustee and Mortgagee (relating to Vessel Nos. 993836, 993837, and 1029229), dated October 17, 1995. (Exhibit 4.14).
++4.15  --      Assignment made and given by the Company, as Assignor, of Second
                Preferred Ship Mortgage made and given by HCT, as Mortgagor, to the Company, in favor of Shawmut Bank, National Association, as
                Trustee and Mortgagee (relating to Vessel No. 534006), dated
                October 17, 1995. (Exhibit 4.15)
++4.16  --      Promissory Note in the aggregate principal amount of $54,045,000 issued by HCT to the Company, endorsed by the Company, dated
                October 17, 1995. (Exhibit 4.16)
++4.17  --      Promissory Note in the aggregate principal amount of $30 million issued by HCT to the Company, endorsed by the Company, dated
                October 17, 1995. (Exhibit 4.17)
++4.18  --      Amended and Restated Promissory Note in the aggregate principal amount of $39,006,818 issued by HCA to the Company, endorsed by the Company, dated October 17, 1995. (Exhibit 4.18)
++4.19  --      Assignment of Mortgage, Leasehold Mortgage, Security Agreement,
                Fixture Filing and Financing Statement made and given by the
                Company, as Assignor, in favor of Shawmut Bank, National
                Association, as Trustee and Assignee, dated October 17, 1995.
                (Exhibit 4.19)
++4.20  --      Assignment of Second Leasehold Deed of Trust, Security
                Agreement, Fixture Filing and Financing Statement made and given by the Company, as Assignor, in favor of Shawmut Bank, National
                Association, as Trustee and Assignee, dated October 17, 1995.
                (Exhibit 4.20)
  10.1  --      Fifth Amendment to Employment Agreement dated January 1, 1997, between HCC and Jack E. Pratt.
  10.2  --      Fifth Amendment to Employment Agreement dated January 1, 1997, between HCC and Edward T. Pratt, Jr.
  10.3  --      Fifth Amendment to Employment Agreement dated January 1, 1997, between HCC and William D. Pratt .
  10.4  --      Employment Agreement dated May 1, 1996, between HCC and Edward
                T. Pratt III.
++10.5  --      Employment Agreement dated as of June 1, 1992, between Greate
                Bay Casino Corporation and Richard D. Knight, as amended by HCC as of May 22, 1995. (Exhibit 10.17)
 *10.6  --      Development Agreement dated as of June 4, 1991, between the City of Aurora, Illinois and HCA. (Exhibit 10.3)
 *10.7  --      Management Services Agreement dated as of June 21, 1991, between
                HCA and Greate Bay Casino Corporation (the "Management Services
                Agreement"). (Exhibit 10.34)
 *10.8  --      First Amendment to the Management Services Agreement dated as of
                May 14, 1992. (Exhibit 10.35)
 *10.9  --      Tax Sharing Agreement dated May 13, 1992, by and among HCC, HCA and Pratt Hotel Corporation ("PHC", now known as GBCC). (Exhibit
                10.36)
 *10.10 --      Parking lease Agreement June 4, 1991, between the City of
                Aurora, Illinois and HCA. (Exhibit 10.39)
 *10.11 --      Purchase and Sale Agreement dated June 4, 1991, between the City of Aurora, Illinois and HCA. (Exhibit 10.40)
 *10.12 --      Technical Services Agreement dated February 21, 1992, between
                HCA and PHC (the "Technical Services Agreement"). (Exhibit
                10.42)
 *10.13 --      First Amendment to the Technical Services Agreement dated May
                14, 1992. (Exhibit 10.43)
 @10.14 --      Rights Agreement, dated as of May 7, 1993 between HCC and
                Continental Stock Transfer & Trust Company, as Rights Agent.
                (Exhibit 10.45)
 +10.15 --      Hollywood Casino Corporation Stock Option Plan.
 @10.16 --      Agreement of Limited Partnership of Pratt Management, L.P.
                (Exhibit 10.55)
@@10.17 --      Ground Lease dated as of October 11, 1993 between R.M.
                Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as
                Tenant. (Exhibit 10.4)

@@10.18 --      Letter Agreement dated as of October 11, 1993 between R.M.
                Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as
                Tenant (relating to Ground Lease). (Exhibit 10.5)
@@10.19 --      Blanket Conveyance, Bill of Sale and Assignment and Assumption
                Agreement dated as of May 31, 1994 between SRCT and STP.
                (Exhibit 10.6)
@@10.20 --      Assignment of Lease and Assumption Agreement dated as of May 31,
                1994 between SRCT and STP (relating to Ground Lease). (Exhibit
                10.7)
@@10.21 --      Consulting Agreement dated as of January 1, 1994 between PCC, as the Consultant, and HCT (Exhibit 10.8)
@@10.22 --      Computer Services Agreement dated as of January 1, 1994 between
                STP and Advanced Casino Systems Corporation. (Exhibit 10.11)
++10.23 --      North Island Center Expansion and Redevelopment Agreement dated
                June 12, 1995 between HCA, the Aurora Metropolitan Exposition,
                Auditorium and Office Building Authority and the City of Aurora.
                (Exhibit 10.36)
++10.24 --      Note and Warrant Purchase Agreement dated November 16, 1995 between Golden Gate Gaming, L.L.C., Edward J. DeBartolo, Jr.,
                Cynthia R. DeBartolo and HCC. (Exhibit 10.37)
++10.25 --      Promissory Notes (Series A and Series B), each in the aggregate amount of $5,000,000, issued by Golden Gate Gaming, LLC to the
                Company, dated November 16, 1995. (Exhibit 10.38)
++10.26 --      Warrant Certificates (Series A and Series B) by and between
                Golden Gate Gaming, LLC, Edward J. DeBartolo, Jr., Cynthia R.
                DeBartolo and the Company, dated November 16, 1995. (Exhibit
                10.39)
  10.27 --      Joint Venture Agreement dated August 1, 1996 by and between
                HWCC-Louisiana, Inc. and DeBartolo Entertainment Louisiana
                Gaming, Inc.
  10.28 --      Hollywood Casino Corporation 1996 Long-Term
  10.29 --      Hollywood Casino Corporation 1996 Non-Employee Director Stock
                Plan.
  11.1  --      Statement regarding Computation of Per Share Losses.
  21.1  --      Subsidiaries of HCC.
  23.1  --      Consent of Arthur Andersen LLP
  27.1  --      Financial Disclosure Schedule - Hollywood Casino Corporation and
                Subsidiaries
  27.2  --      Financial Disclosure Schedule - HWCC-Tunica, Inc. and Subsidiary

-----------------------

  + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on May 27, 1993.

  ++ Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

  * Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10 filed with the SEC on May 28, 1992 by PRT Corporation (now know as HCC).

  ** Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10, as amended, filed with the SEC on August 13, 1992 by HCC.

  @ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for Hollywood Casino Corporation as filed with the SEC on April 8, 1994.

  @@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC - Tunica, Inc. as filed with the SEC on September 29, 1994.

  (B)  REPORTS ON FORM 8-K.

      Neither HCC nor HCT filed any reports on Form 8-K during the quarter ended December 31, 1996.

          On January 15, 1996, HCC filed a Form 8-K with the Securities and Exchange Commission with respect to the distribution of its stock in GBCC to HCC's shareholders.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 1997.

                                 HOLLYWOOD CASINO CORPORATION
                                 By: /s/  Jack E. Pratt
                                    ---------------------
                                 Jack E. Pratt
                                 Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

           Signature                     Title                                  Date


/s/       Jack E. Pratt             Chief Executive                     March 27, 1997
----------------------------------                                  ---------------------
          Jack E. Pratt                Officer and Director

/s/       Edward T. Pratt, Jr.      Vice President, Treasurer           March 27, 1997
----------------------------------                                  ---------------------
          Edward T. Pratt, Jr.         and Director

/s/       William D. Pratt          Executive Vice President,           March 27, 1997
----------------------------------                                  ---------------------
          William D. Pratt          Secretary, General Counsel
                                       and Director

/s/       Edward T. Pratt III       President, Chief Operating          March 27, 1997
----------------------------------                                  ---------------------
          Edward T. Pratt III          Officer and Director

/s/       Richard D. Knight         Executive Vice President -          March 27, 1997
----------------------------------                                  ---------------------
          Richard D. Knight            Operations

/s/       Charles F. LaFrano III    Vice President - Finance            March 27, 1997
----------------------------------                                  ---------------------
          Charles F. LaFrano III

/s/       John C. Hull              Corporate Controller and            March 27, 1997
----------------------------------                                  ---------------------
          John C. Hull                 Principal Accounting
                                       Officer

/s/       James A. Colquitt         Director                            March 27, 1997
----------------------------------                                  ---------------------
          James A. Colquitt

/s/       Theodore H. Strauss       Director                            March 27, 1997
----------------------------------                                  ---------------------
          Theodore H. Strauss

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 1997.

                                 HWCC   - TUNICA, INC.
                                 By: /s/ Jack E. Pratt
                                    ------------------------
                                         Jack E. Pratt
                                    Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

           Signature                     Title                          Date
           ---------                     -----                          ----

/s/       Jack E. Pratt             Chief Executive                     March 27, 1997
----------------------------------                                  ---------------------
          Jack E. Pratt                Officer and Director

/s/       Edward T. Pratt, Jr.      Director                            March 27, 1997
----------------------------------                                  ---------------------
          Edward T. Pratt, Jr.

/s/       William D. Pratt          Executive Vice President,           March 27, 1997
----------------------------------                                  ---------------------
          William D. Pratt             Secretary, General Counsel
                                       and Director

/s/       Edward T. Pratt III       President and Director              March 27, 1997
----------------------------------                                  ---------------------
          Edward T. Pratt III

/s/       Richard D. Knight         Executive Vice President            March 27, 1997
----------------------------------                                  ---------------------
          Richard D. Knight

/s/       John R. Osborne           Vice President - Finance            March 27, 1997
----------------------------------                                  ---------------------
          John R. Osborne

/s/       John C. Hull              Corporate Controller and            March 27, 1997
----------------------------------                                  ---------------------
          John C. Hull                 Principal Accounting
                                       Officer

                    INDEX TO FINANCIAL STATEMENT SCHEDULES



HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     --  Report of Independent Public Accountants

     --  Schedule I; Condensed Financial Information of Registrant:
         --  Balance Sheets
         --  Statements of Operations
         --  Statements of Cash Flows
         --  Notes to Parent Company Financial Statements

     --  Schedule II; Valuation and Qualifying Accounts

HOLLYWOOD CASINO-AURORA, INC.

     --  Report of Independent Public Accountants

     --  Schedule II; Valuation and Qualifying Accounts

HWCC-TUNICA, INC.

     --  Report of Independent Public Accountants

     --  Schedule II; Valuation and Qualifying Accounts

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hollywood Casino Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hollywood Casino Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                                                       SCHEDULE I
                                                       PAGE 1

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         HOLLYWOOD CASINO CORPORATION
                               (PARENT COMPANY)

                            BALANCE SHEETS (NOTE 1)

                                    ASSETS

                                                   DECEMBER 31,
                                            --------------------------
                                                1996          1995
                                            ------------  ------------

Cash and cash equivalents                   $  2,897,000  $  7,483,000
Accounts receivable                                8,000       333,000
Due from affiliates                           14,079,000    11,620,000
Deferred federal income taxes                  4,271,000     8,443,000
Other current assets                             101,000       178,000
                                            ------------  ------------

  Total current assets                        21,356,000    28,057,000
                                            ------------  ------------

Investment in and advances to affiliates      46,633,000    47,853,000
Property and equipment, net                   14,836,000    18,436,000
Due from affiliates                          158,984,000   184,116,000
Notes receivable                              10,000,000    10,000,000
Other assets                                   8,836,000     7,451,000
                                            ------------  ------------

                                            $260,645,000  $295,913,000
                                            ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt        $  2,815,000  $  2,300,000
Accounts payable and accrued liabilities       2,361,000     1,759,000
Accrued interest payable                       4,469,000     5,509,000
                                            ------------  ------------

  Total current liabilities                    9,645,000     9,568,000
                                            ------------  ------------

Long-term debt, net of discount              200,208,000   200,088,000
                                            ------------  ------------

Other noncurrent liabilities                   5,503,000     4,919,000
                                            ------------  ------------

Shareholders' equity:
 Class A common stock, $.0001 par
  value per share, 50,000,000
  shares authorized, 24,760,000 and
  24,720,000 shares issued and outstanding,
  respectively                                     2,000         2,000
 Class B common stock, non-voting, $.01
  par value per share; 10,000,000 authorized;
  no shares issued                                     -             -
 Additional paid-in capital                   61,625,000    77,936,000
 Retained earnings                           (16,338,000)    3,400,000
                                            ------------  ------------

  Total shareholders' equity                  45,289,000    81,338,000
                                            ------------  ------------

                                            $260,645,000  $295,913,000
                                            ============  ============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                          PAGE 2

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HOLLYWOOD CASINO CORPORATION
                                (PARENT COMPANY)

                       STATEMENTS OF OPERATIONS (NOTE 1)

                                                               YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1996           1995           1994
                                                     -----------    ------------   -----------
REVENUES:
 Interest income                                     $ 25,725,000   $ 17,015,000   $15,490,000
 Other income                                              60,000         66,000        93,000
                                                     ------------   ------------   -----------
                                                       25,785,000     17,081,000    15,583,000
                                                     ------------   ------------   -----------
EXPENSES:
 General and administrative                             7,376,000      5,063,000     6,558,000
 Interest                                              27,786,000     15,704,000    10,175,000
 Depreciation and amortization                          1,106,000        743,000       622,000
 Write down of properties held for sale                 3,400,000              -             -
 Other                                                          -        541,000             -
                                                     ------------   ------------   -----------
  Total expenses                                       39,668,000     22,051,000    17,355,000
                                                     ------------   ------------   -----------
Loss before income taxes, nonrecurring,
 extraordinary and other items                        (13,883,000)    (4,970,000)   (1,772,000)
Write down of affiliate receivables                   (18,741,000)             -             -
                                                     ------------   ------------   -----------
Loss before income taxes, extraordinary
 and other items                                      (32,624,000)             -             -
Income tax provision                                      (72,000)             -      (486,000)
                                                     ------------   ------------   -----------
 Loss before extraordinary
  and other items                                     (32,696,000)    (4,970,000)   (2,258,000)

Extraordinary item:
 (Loss) gain on early extinguishment of debt                    -    (12,298,000)   18,409,000
                                                     ------------   ------------   -----------

 Loss before other item                               (32,696,000)   (17,268,000)   16,151,000
Equity in income of consolidated
 subsidiaries                                          12,958,000      4,353,000     1,273,000
                                                     ------------   ------------   -----------
Net (loss) income                                    $(19,738,000)  $(12,915,000)  $17,424,000
                                                     ============   ============   ===========

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                          PAGE 3

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HOLLYWOOD CASINO CORPORATION
                                (PARENT COMPANY)

                       STATEMENTS OF CASH FLOWS (NOTE 1)


                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1996          1995           1994
                                                          ------------  -------------  -------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                    $  (150,000)  $ (4,234,000)  $  8,382,000
                                                          -----------   ------------   ------------
INVESTING ACTIVITIES:
  Net property and equipment additions                        (91,000)      (161,000)   (16,047,000)
  Proceeds from sale of assets                                142,000              -              -
 Issuance of notes receivable                                       -    (10,000,000)             -
  Investments in consolidated affiliates                   (2,621,000)   (16,974,000)   (51,384,000)
  Net repayments (advances to) from affiliates             (1,600,000)   (72,647,000)    12,292,000
                                                          -----------   ------------   ------------

   Net cash provided by (used in) investing activities     (4,170,000)   (99,782,000)   (55,139,000)
                                                          -----------   ------------   ------------

FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt                      -    199,939,000      2,500,000
  Repayments of long-term debt                               (150,000)   (84,907,000)       (50,000)
  Cost of early retirement of debt                                  -     (9,221,000)             -
  Issuance of common stock                                          -          2,000          1,000
  Deferred financing costs                                   (116,000)    (7,602,000)             -
                                                          -----------   ------------   ------------

   Net cash (used in) provided by financing activities       (266,000)    98,211,000      2,451,000
                                                          -----------   ------------   ------------

   Net decrease in cash and cash equivalents               (4,586,000)    (5,805,000)   (44,306,000)
    Cash and cash equivalents at beginning of year          7,483,000     13,288,000     57,594,000
                                                          -----------   ------------   ------------

    Cash and cash equivalents at end of year              $ 2,897,000   $  7,483,000   $ 13,288,000
                                                          ===========   ============   ============




          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                          PAGE 4

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HOLLYWOOD CASINO CORPORATION
                                (PARENT COMPANY)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     During October 1995, HWCC - Lake Houston, Inc., HWCC - Clearklake, Inc. and HWCC -Farmer's Branch, Inc., all wholly owned subsidiaries of Hollywood Casino Corporation ("HCC"), merged with and into the parent company. Such transaction was reflected in the accompanying parent company financial statements as a combination of entities under common control, a method of accounting similar to a pooling of interests. Accordingly, the parent company 1995 and 1994 financial statements have been adjusted to reflect the accounts and operations of these entities as if they had always been combined.

(2)  GUARANTEES OF REGISTRANT

     As of December 31, 1996, HCC had not guaranteed any obligations of its subsidiaries or unconsolidated affiliates .

(3)  SCHEDULED PAYMENTS OF LONG-TERM DEBT OF THE REGISTRANT

     Scheduled payments of long-term debt outstanding at December 31, 1996 are set forth below:


                 1997                         $  2,815,000
                 1998                            5,180,000
                 1999                            6,655,000
                 2000                            5,000,000
                 2001                            5,000,000
                 Thereafter                    187,500,000
                                              ------------

                  Total                       $212,150,000
                                              ============

(4)  DIVIDENDS AND DISTRIBUTIONS

     HCC received dividends from its consolidated subsidiaries amounting to $10,040,000, $9,942,000 and $14,985,000, respectively, during the years ended
December 31, 1996, 1995 and 1994.

     On December 31, 1996, HCC distributed to its shareholders the common stock of Greate Bay Casino Corporation ("GBCC", formerly known as Pratt Hotel Corporation) owned by HCC. Prior to the distribution, HCC owned approximately 80% of GBCC's outstanding common stock.

                                                                      SCHEDULE I
                                                                          PAGE 5
                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HOLLYWOOD CASINO CORPORATION
                                (PARENT COMPANY)

           NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

(5)  SUPPLEMENTAL CASH FLOW INFORMATION

     At December 31, 1996, HCC contributed certain receivables from GBCC and its subsidiaries to GBCC. Notes receivable amounting to $8,738,000 together with accrued interest thereon totaling $1,753,000 and other receivables of $4,283,000 with respect to pension obligations assumed during 1995 were contributed to GBCC.

(6)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' parent company financial statements to conform to the 1996 financial statement presentation.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                          AMOUNTS
                                           BALANCE AT    CHARGED TO                                         BALANCE AT
                                           BEGINNING     COSTS AND                       OTHER                AT END
                                           OF PERIOD      EXPENSES     DEDUCTIONS       CHARGES              OF PERIOD
                                          -----------    ----------   ------------     ----------          ------------

YEAR ENDED DECEMBER 31, 1996:
            Allowance for doubtful
                   accounts receivable    $17,675,000    $3,031,000    $(3,489,000)(1)   $(15,524,000)(3)  $ 1,693,000
           Allowance for obligatory
                   investments              3,792,000     1,344,000       (735,000)(2)     (4,401,000)(3)            -
                                          -----------    ----------    -----------       ------------      -----------
                                          $21,467,000    $4,375,000    $(4,224,000)      $(19,925,000)     $ 1,693,000
                                          ===========    ==========    ===========       ============      ===========

YEAR ENDED DECEMBER 31, 1995:
           Allowance for doubtful
                   accounts receivable    $16,119,000    $3,774,000    $(2,218,000)(1)   $          -      $17,675,000
           Allowance for obligatory
                   investments              2,458,000     1,457,000       (123,000)(2)              -        3,792,000
                                          -----------    ----------    -----------       ------------      -----------
                                          $18,577,000    $5,231,000    $(2,341,000)      $          -      $21,467,000
                                          ===========    ==========    ===========       ============      ===========

YEAR ENDED DECEMBER 31, 1994:
           Allowance for doubtful
                   accounts receivable    $15,089,000    $3,830,000    $(2,800,000)(1)   $          -      $16,119,000
           Allowance for obligatory
                   investments              3,065,000       617,000     (1,224,000)(2)              -        2,458,000
                                          -----------    ----------    -----------       ------------      -----------
                                          $18,154,000    $4,447,000    $(4,024,000)      $          -      $18,577,000
                                          ===========    ==========    ===========       ============      ===========

________________________
(1)  Represents net write-offs of uncollectible accounts.

(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.

(3) Related asset, net of valuation allowance set forth above, was distributed to shareholders in connection with Hollywood Casino Corporation's distribution of its ownership of the common stock of Greate Bay Casino Corporation on December 31, 1996.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Hollywood Casino-Aurora, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Hollywood Casino-Aurora, Inc. included in this Form 10-K and have issued our report thereon dated March 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21,  1997

                                                                     SCHEDULE II

                         HOLLYWOOD CASINO-AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS


                                                        AMOUNTS
                                           BALANCE AT  CHARGED TO                  BALANCE
                                           BEGINNING   COSTS AND                    AT END
                                           OF PERIOD    EXPENSES     DEDUCTIONS    OF PERIOD
                                           ----------  ----------  --------------  ----------

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful
   accounts receivable                      $866,000    $325,000   $(120,000)(1)   $1,071,000
                                            ========    ========   ==========      ==========

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful
   accounts receivable                      $715,000    $337,000   $(186,000)(1)   $  866,000
                                            ========    ========   ==========      ==========

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful
   accounts receivable                      $274,000    $441,000   $        -      $  715,000
                                            ========    ========   ==========      ==========

________________________
(1)  Represents net write-offs of uncollectible accounts.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To HWCC-Tunica, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of HWCC-Tunica, Inc. and subsidiary included in this Form 10-K and have issued our report thereon dated March 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                                                                     SCHEDULE II

                        HWCC-TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS


                                                        AMOUNTS
                                           BALANCE AT  CHARGED TO                   BALANCE
                                           BEGINNING   COSTS AND                    AT END
                                           OF PERIOD    EXPENSES     DEDUCTIONS    OF PERIOD
                                           ----------  ----------  --------------  ---------

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful
   accounts receivable                      $313,000    $539,000    $(230,000)(1)   $622,000
                                            ========    ========    ==========      ========

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful
   accounts receivable                      $106,000    $449,000    $(242,000)(1)   $313,000
                                            ========    ========    ==========      ========

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful
   accounts receivable                      $      -    $106,000    $        -      $106,000
                                            ========    ========    ==========      ========

________________________________
(1) Represents net write-offs of uncollectible accounts.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.