Form 10-Q
period 1997-03-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1997-05-14
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

                Delaware                                     75-2352412
                 Texas                                       75-2513808
-------------------------------------------           --------------------------
    (States or other jurisdictions of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.'s)

       Two Galleria Tower, Suite 2200
          13455 Noel Road, LB 48
              Dallas, Texas                                     75240
-------------------------------------------           --------------------------
 (Address of principal executive offices)                     (Zip Code)


(Registrants' telephone number, including area code)        (972) 392-7777
                                                      --------------------------

                                (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.        Yes   X        No
                                                            ------        ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Registrant                   Class           Outstanding at May 12, 1997
---------------------------  ----------------------  ---------------------------
     Hollywood Casino             Common Stock,            24,859,968 Shares
       Corporation              $.0001 par value             1,000 Shares
     HWCC-Tunica, Inc.            Common Stock,
                                 $.01 par value

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


Part I:  Financial Information
------------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

          Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates riverboat and land-based casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") and a casino and hotel complex in Tunica County, Mississippi (the "Tunica Casino"); and is actively pursuing potential gaming opportunities in domestic and foreign jurisdictions where gaming is legalized or is being actively considered. Approximately 47% of HCC's outstanding common shares are listed and traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

          HCC owns all of the outstanding common stock of both Hollywood Casino
- Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized by the Pratt Family during 1990 for the purpose of developing and owning the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. Prior to December 31, 1996, HCC also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation, whose principal assets are the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands") and management and consulting agreements on the Aurora Casino and the Tunica Casino, respectively. On December 31, 1996, HCC distributed the common stock of GBCC owned by HCC to its shareholders. As a result of the dividend, GBCC is no longer a subsidiary of HCC.

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

          The consolidated financial statements and the financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and the financial position of HCA and HCT as of March 31, 1997, and the results of their operations and cash flows for the three month periods ended March 31, 1997 and 1996.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1996 Annual Report on Form 10-K.

          Historically, the Aurora Casino has experienced some degree of seasonality and management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. Consequently, the results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                      March 31,    December 31,
                                                        1997           1996
                                                    -------------  -------------
Current Assets:
 Cash and cash equivalents                          $ 33,030,000   $ 21,488,000
 Accounts receivable, net of allowances of
  $1,614,000 and $1,693,000, respectively              2,749,000      3,140,000
 Inventories                                           1,459,000      1,620,000
 Deferred income taxes                                 3,818,000      4,271,000
 Prepaid expenses and other
  current assets                                       1,704,000      1,691,000
 Due from affiliates                                   7,872,000      7,641,000
                                                    ------------   ------------

  Total current assets                                50,632,000     39,851,000
                                                    ------------   ------------

Investment in unconsolidated affiliate                 2,000,000              -
                                                    ------------   ------------

Property and Equipment:
 Land and land improvements                            5,853,000      5,845,000
 Buildings and improvements                          119,661,000    119,501,000
 Riverboats and barges                                39,494,000     39,494,000
 Operating equipment                                  67,891,000     69,713,000
 Construction in progress                                683,000        687,000
                                                    ------------   ------------

                                                     233,582,000    235,240,000
 Less - accumulated depreciation
  and amortization                                   (53,924,000)   (49,740,000)
                                                    ------------   ------------

  Net property and equipment                         179,658,000    185,500,000
                                                    ------------   ------------

Other Assets:
 Deferred financing costs                              6,345,000      6,565,000
 Notes receivable                                     10,000,000     10,000,000
 Land rights                                           7,607,000      7,658,000
 Due from affiliates, net of valuation allowance      36,597,000     36,597,000
 Land held for sale, net of allowance                 14,501,000     14,501,000
 Other assets                                          7,283,000      7,413,000
                                                    ------------   ------------

  Total other assets                                  82,333,000     82,734,000
                                                    ------------   ------------

                                                    $314,623,000   $308,085,000
                                                    ============   ============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     March 31,      December 31,
                                                        1997            1996
                                                   --------------  -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                    $   7,389,000   $   8,282,000
 Short-term credit facilities                          1,000,000             -
 Accounts payable                                      3,764,000       5,407,000
 Accrued liabilities -
  Salaries and wages                                   4,576,000       3,531,000
  Interest                                            11,570,000       4,734,000
  Insurance                                            2,300,000       2,140,000
  Other                                                4,744,000       5,179,000
 Due to affiliates                                     2,708,000       2,534,000
 Other current liabilities                             2,740,000       1,867,000
                                                   -------------   -------------

  Total current liabilities                           40,791,000      33,674,000
                                                   -------------   -------------

Long-Term Debt                                       199,718,000     202,057,000
                                                   -------------   -------------

Capital Lease Obligations                             21,563,000      21,707,000
                                                   -------------   -------------

Other Noncurrent Liabilities                           5,916,000       5,503,000
                                                   -------------   -------------

Commitments and Contingencies

Shareholders' Equity:
 Common Stock:
  Class A common stock, $.0001 par value per
   share; 50,000,000 shares authorized;
   24,760,000 shares issued and outstanding                2,000           2,000
  Class B, non-voting, $.01 par value per share;
   10,000,000 shares authorized; no shares issued            -               -
 Additional paid-in capital                          235,606,000     235,606,000
 Accumulated deficit                                (188,973,000)   (190,464,000)
                                                   -------------   -------------

  Total shareholders' equity                          46,635,000      45,144,000
                                                   -------------   -------------

                                                   $ 314,623,000   $ 308,085,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                             ----------------------------------
                                                    1997              1996
                                             -------------------  -------------
Revenues:
 Casino                                            $ 63,535,000   $122,490,000
 Rooms                                                2,175,000      4,350,000
 Food and beverage                                    6,714,000     15,225,000
 Other                                                  822,000      3,552,000
                                                   ------------   ------------

                                                     73,246,000    145,617,000
 Less - promotional allowances                       (5,776,000)   (12,502,000)
                                                   ------------   ------------

   Net revenues                                      67,470,000    133,115,000
                                                   ------------   ------------

Expenses:
 Casino                                              42,471,000     98,843,000
 Rooms                                                  458,000      1,500,000
 Food and beverage                                    2,208,000      4,758,000
 Other                                                  773,000      1,259,000
 General and administrative                           4,051,000      9,412,000
 Management and consulting fees                       3,027,000            -
 Depreciation and amortization                        4,916,000     10,595,000
 Development                                            305,000        197,000
                                                   ------------   ------------

   Total expenses                                    58,209,000    126,564,000
                                                   ------------   ------------

Income from operations                                9,261,000      6,551,000
                                                   ------------   ------------

Non-operating income (expenses):
 Interest income                                        405,000      1,019,000
 Interest expense, net of capitalized
  interest of $81,000 in 1996                        (7,569,000)   (14,921,000)
 Gain (loss) on disposal of assets                      415,000         (1,000)
                                                   ------------   ------------

   Total non-operating expenses, net                 (6,749,000)   (13,903,000)
                                                   ------------   ------------

Income (loss) before income taxes                     2,512,000     (7,352,000)
Income tax (provision) benefit                       (1,021,000)       692,000
                                                   ------------   ------------

Net income (loss)                                  $  1,491,000   $ (6,660,000)
                                                   ============   ============

Net income (loss) per common share                         $.06          $(.27)
                                                   ============   ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        1997            1996
                                                     ----------      ----------
OPERATING ACTIVITIES:
  Net income (loss)                                  $ 1,491,000   $ (6,660,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                          5,130,000     10,781,000
  (Gain) loss on disposal of assets                     (415,000)         1,000
  Provision for doubtful accounts                        161,000        827,000
  Deferred income tax benefit                            871,000        (67,000)
  Decrease (increase) in accounts receivable             230,000        (25,000)
  Net increase in accounts payable and accrued
   expenses                                            5,963,000      6,633,000
  Net change in other current assets and
   liabilities                                           964,000         46,000
  Net change in other noncurrent assets and
   liabilities                                            72,000       (179,000)
                                                     -----------   ------------

      Net cash provided by operating activities       14,467,000     11,357,000
                                                     -----------   ------------

INVESTING ACTIVITIES:
  Net property and equipment additions                  (972,000)   (10,166,000)
  Collections on notes receivable                            -           27,000
  Proceeds from sale of assets                         2,658,000         38,000
  Obligatory investments                                     -         (762,000)
  Investments in unconsolidated affiliates            (2,000,000)           -
  Decrease in cash restricted for construction
   projects                                                  -        3,407,000
                                                     -----------   ------------

  Net cash used in investing activities                 (314,000)    (7,456,000)
                                                     -----------   ------------

FINANCING ACTIVITIES:
  Borrowings on credit facilities                      1,000,000      2,000,000
  Deferred financing costs                               (21,000)       (71,000)
  Repayments of long-term debt                        (3,015,000)    (1,764,000)
  Payments on capital lease obligations                 (575,000)      (744,000)
                                                     -----------   ------------

      Net cash used in financing activities           (2,611,000)      (579,000)
                                                     -----------   ------------

      Net increase in cash and cash equivalents       11,542,000      3,322,000
        Cash and cash equivalents at beginning
          of period                                   21,488,000     56,538,000
                                                     -----------   ------------

        Cash and cash equivalents at end of
          period                                     $33,030,000   $ 59,860,000
                                                     ===========   ============




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

      The accompanying consolidated financial statements also reflect HCT's initial one-third investment in Tunica Golf Course LLC under the equity method of accounting. This limited liability company was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course is presently scheduled for completion in 1998.

      Prior to December 31, 1996, HCC also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation.
On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. The accompanying consolidated financial statements include GBCC's operations and cash flows through the date of disposition (December 31, 1996). GBCC's principal assets are the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with the Aurora Casino and the Tunica Casino, respectively. GBCC's other operations in the United States and Puerto Rico, including various ventures in which GBCC has an interest, are managed by GBCC or its subsidiaries.

      The Company estimates that its two gaming operations derive a significant amount of their gaming revenues from patrons living in areas surrounding the sites where the Company's gaming operations are located. Competition within the Company's gaming markets is intense and management believes that this competition will continue in the future.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During 1996, certain real property held as potential gaming development sites in Texas was offered for sale; consequently, management conducted a review to determine its estimate of net realizable value with respect to these properties. As a result of its review, HCC recorded a valuation allowance in the amount of $3,400,000 related to its long-lived assets.

      Net income (loss) per common share for all periods is calculated by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are included in the calculation of net income per share for periods during which income was realized. All common stock equivalents are excluded from the calculation of net loss per share for periods during which a loss was incurred as the effect of their inclusion would be antidilutive. The weighted average number of shares of common stock and common stock equivalents outstanding used for earnings per share calculation purposes was 24,980,000 and 24,720,000, respectively, for the three month periods ended March 31, 1997 and 1996.

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

      The consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by HCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

(2)   Short-Term Credit Facilities

      As of March 31, 1997, HCT had $1,000,000 outstanding under a bank credit facility of the same amount available through August 15, 1997; no such borrowings were outstanding at December 31, 1996. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with HCC's long-term indebtedness.


                                                  March 31,    December 31,
                                                    1997           1996
                                                -------------  -------------

Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
  of discount of $8,913,000 and $9,127,000,
  respectively (a)                              $201,087,000   $200,873,000
 Term note                                               -        2,150,000
                                                ------------   ------------

                                                 201,087,000    203,023,000
                                                ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                       1,958,000      2,472,000
 Equipment loans                                   1,220,000      1,472,000
                                                ------------   ------------

                                                   3,178,000      3,944,000
                                                ------------   ------------

Indebtedness of HCT:
 Equipment loans                                   1,302,000      1,401,000
                                                ------------   ------------

      Total indebtedness                         205,567,000    208,368,000
   Less - current maturities                      (5,849,000)    (6,311,000)
                                                ------------   ------------

      Total long-term debt                      $199,718,000   $202,057,000
                                                ============   ============

---------------------------

(a) During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of a themed gaming area at the Tunica Casino; to fund HCA's required contribution of $4,000,000 for construction of a new 500-space parking garage (see Note 4); and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996.

     The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and may be guaranteed by certain future subsidiaries of HCC. HCA is not a guarantor. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



     on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

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

     Scheduled payments of long-term debt as of March 31, 1997 are set forth below:

         1997 (nine months)                               $  5,130,000
         1998                                                6,114,000
         1999                                                5,401,000
         2000                                                5,335,000
         2001                                                5,000,000
         Thereafter                                        187,500,000
                                                          ------------

            Total                                         $214,480,000
                                                          ============

      Interest paid, net of capitalized interest, amounted to $519,000 and $10,472,000, respectively, during the three month periods ended March 31, 1997 and 1996.

(4)   Capital Leases

      HCA leases two parking garages under capital lease agreements. The first such lease has an initial term of 30 years commencing in June 1993 with the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed a total of $3,500,000 at the rate of $400,000 per month beginning in September 1995 towards satisfaction of its obligations under the agreement. HCA additionally agreed to make payments to ACCA during construction equal to the financing costs due in July 1996 relating to the ACCA industrial revenue bond issue. The facility is owned by ACCA and operated by HCA pursuant to a 30 year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA pays ACCA base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to ACCA's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

          HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997.

          The original cost of HCA's parking garages is included in buildings in the accompanying consolidated balance sheets at both March 31, 1997 and December 31, 1996 in the amount of $27,476,000. Assets under capital leases with an original cost of $11,957,000 are included in operating equipment in the accompanying consolidated balance sheets at both March 31, 1997 and December 31, 1996. Amortization expense with respect to these assets amounted to $832,000 and $658,000, respectively, during the three month periods ended March 31, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



          Future minimum lease payments under capital lease obligations as of March 31, 1997 were as follows:

 1997 (nine months)                                      $  2,856,000
 1998                                                       2,494,000
 1999                                                       2,457,000
 2000                                                       2,483,000
 2001                                                       2,532,000
 Thereafter                                                26,719,000
                                                         ------------

 Total minimum lease payments                              39,541,000
 Less amount representing interest                        (16,438,000)
                                                         ------------
 Present value of future
  minimum lease payments                                   23,103,000
 Current capital lease obligation                          (1,540,000)
                                                         ------------

 Long-term capital lease obligation                      $ 21,563,000
                                                         ------------

(5)                                                      Income Taxes

   Components of HCC's (provision) benefit for income taxes consisted of the following:

                                                              Three Months Ended
                                                                    March 31,
                                                         -----------------------------
                                                             1997             1996
                                                         ------------     ------------
    Current:
     Federal                                             $          -     $          -
     State                                                   (150,000)         625,000

    Deferred:
     Federal                                                 (801,000)               -
     State                                                    (70,000)          67,000
                                                         ------------     ------------

                                                         $ (1,021,000)    $    692,000
                                                         ============     ============

          No state or federal income taxes were paid by HCC during the three month period ended March 31, 1997; payments of $25,000 were made during the three month period ended March 31, 1996.

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

          At March 31, 1997, HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $14,750,000, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $213,000, none of which begin to expire until the year 2008. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the net deferred tax assets. Accordingly, a valuation allowance has been established which resulted in the recording of net deferred tax assets of $5,618,000 and $6,513,000 at March 31, 1997 and December 31, 1996, respectively.

          The ultimate recognition of the current amount of NOL's and tax credits is dependent on HCC and its subsidiaries' ability to generate approximately $16,500,000 of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

          Sales by HCC or existing stockholders of common stock can cause a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect HCC's utilization of its loss carryforwards.

          The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position of HCC.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



The components of the net deferred tax asset were as follows:

                                      March 31,    December 31,
                                         1997          1996
                                     ------------  -------------
Deferred tax assets:
 Net operating loss carryforwards    $ 5,016,000    $ 6,746,000
 Allowance for doubtful accounts       8,053,000      7,316,000
 Investment and jobs tax credits         213,000        213,000
 Other liabilities and accruals        3,109,000      3,179,000
 Benefits accrual                      1,705,000      1,704,000
 Other                                   799,000        750,000
                                     -----------    -----------

  Total deferred tax assets           18,895,000     19,908,000
                                     -----------    -----------

Deferred tax liabilities:
 Depreciation and amortization        (4,691,000)    (4,395,000)
 Amortization of note discount        (2,190,000)    (2,628,000)
                                     -----------    -----------

  Total deferred tax liabilities      (6,881,000)    (7,023,000)
                                     -----------    -----------

Net deferred tax asset                12,014,000     12,885,000
Valuation allowance                   (6,372,000)    (6,372,000)
                                     -----------    -----------

                                     $ 5,642,000    $ 6,513,000
                                     ===========    ===========

(6)  Transactions with Related Parties

          As a result of the distribution by HCC of the GBCC common stock it owned, GBCC is no longer a consolidated subsidiary. Accordingly, transactions between HCC and GBCC and its subsidiaries which previously eliminated in consolidation are now considered transactions with affiliates.

          HCC has advanced funds to GBCC totaling $7,750,000 as of both March 31, 1997 and December 31, 1996. Of the amounts advanced, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying consolidated balance sheets. In addition, $250,000 is due on demand, or if no demand is made, on April 1, 1998. Such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Interest receivable amounting to $590,000 and $323,000 is included in due from affiliates in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively. The payment of principal and interest to HCC on such borrowings is subject to the approval of the New Jersey Casino Control Commission. Interest income earned on loans and advances to GBCC amounted to $267,000 during the three month period ended March 31, 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



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

          It was anticipated that HCC's primary method of collection with respect to the PPI Funding Notes would be through the utilization of NOL's of GBCC. As GBCC is no longer a consolidated subsidiary for federal income tax purposes, this means of collection is no longer available to HCC. Accordingly, at March 31, 1997 and December 31, 1996, HCC has provided valuation allowances in the amounts of $20,723,000 and $18,741,000, respectively, to reduce the outstanding principal balance on the PPI Funding Notes to an estimated realizable value. Management anticipates that the remaining net balance of $35,597,000, which is included in noncurrent due from affiliates on the accompanying consolidated balance sheets at both March 31, 1997 and December 31, 1996 will be realized through a combination of asset acquisitions from GBCC and its subsidiaries (see Note 11) and repayments from GBCC.

          Pursuant to a management agreement, HCA pays to Pratt Management, L.P. ("PML"), a limited partnership wholly owned through 1996 by GBCC (see Note 11), a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,727,000 during the three month period ended March 31, 1997. Unpaid fees amounting to $2,109,000 and $2,096,000, respectively, are included in amounts due to affiliates in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996. Pursuant to a ten-year consulting agreement with GBCC, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 for the three month period ended March 31, 1997.

          Various subsidiaries of GBCC provide services to HCA and HCT including certain administrative and marketing services. Total charges during the three month period ended March 31, 1997 amounted to $268,000. Unpaid fees amounting to $343,000 and $128,000 are included in due to affiliates in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively.

          HCT and Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


casino hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges during the three month period ended March 31, 1997 amounted to $111,000. Unpaid charges amounting to $34,000 and $30,000 are included in due to affiliates in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively.

          HCA also receives certain computer-related services from ACSC including hardware, software and operator support. HCA reimburses ACSC for its direct costs and any expenses incurred. Total charges during the three month period ended March 31, 1997 amounted to $43,000. Unpaid charges amounting to $44,000 and $51,000 are included in due to affiliates in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively.

          GBCC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $686,000 for the three month period ended March 31, 1997. In connection with such allocated costs and fees, receivables in the amount to of $476,000 and $203,000 are included in due from affiliates in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively.

          In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charters by third parties. The aircraft was sold during the first quarter of 1997. Subsequent to the sale, HCC has also chartered aircraft from the maintenance company. Expenses and commissions charged by the maintenance company under the agreement, together with charter fees, totaled $253,000 and $103,000, respectively, during the three month periods ended March 31, 1997 and 1996.

(7)  Commitments and Contingencies

Ground Lease
------------

          HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at the option of HCT, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During the three month periods ended March 31, 1997 and 1996, HCT expensed $928,000 and $903,000, respectively, in connection with the ground lease.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


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

Other Litigation
----------------

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

the terms of the loan agreement, the gaming company may require HCC to exercise warrants to acquire a 5% equity interest on November 15, 1998 at a cost not to exceed $5,000,000 payable through the reduction of the outstanding principal balance and, to the extent applicable, the forgiveness of accrued interest on the Series B note.

(9)       Land rights

          Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 7); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $838,000 and $787,000, respectively, at March 31, 1997 and December 31, 1996.

(10)      Reclassifications

          Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review during 1996 of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

(11)      Subsequent Event

          Effective as of April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership owned by subsidiaries of GBCC which holds the management contract on the Aurora Casino. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. As general partner, HCC will receive 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see Note 6) and $350,000 accrued interest due from GBCC to a GBCC subsidiary in exchange for the general partnership interest.

          HCC further intends to enter into negotiations during 1997 to acquire the capital stock of ACSC, a company engaged in the development, installation and servicing of computer software related to the gaming industry, which is currently wholly-owned by a subsidiary of GBCC. ACSC installed and continues to service certain gaming software applications at the Company's Aurora and Tunica casinos (see Note 6).

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS


                                                     March 31,    December 31,
                                                       1997           1996
                                                   -------------  -------------
Current Assets:
 Cash and cash equivalents                         $ 11,397,000   $  9,034,000
 Accounts receivable, net of allowances
  of $869,000 and $1,071,000, respectively            1,577,000      1,895,000
 Inventories                                            876,000        948,000
 Deferred income taxes                                1,349,000      1,421,000
 Due from affiliates                                     85,000      1,046,000
 Prepaid expenses and other current assets              488,000        854,000
                                                   ------------   ------------

  Total current assets                               15,772,000     15,198,000
                                                   ------------   ------------

Property and Equipment:
 Land improvements                                    2,793,000      2,786,000
 Buildings and improvements                          46,335,000     46,247,000
 Riverboats                                          36,970,000     36,970,000
 Operating equipment                                 31,189,000     30,766,000
 Construction in progress                               232,000        276,000
                                                   ------------   ------------

                                                    117,519,000    117,045,000
 Less - accumulated depreciation and amortization   (28,667,000)   (26,814,000)
                                                   ------------   ------------

  Net property and equipment                         88,852,000     90,231,000
                                                   ------------   ------------

Other Assets                                          2,047,000      2,020,000
                                                   ------------   ------------

                                                   $106,671,000   $107,449,000
                                                   ============   ============




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                             March 31,    December 31,
                                                1997          1996
                                            ------------  ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  6,360,000  $  6,456,000
 Accounts payable                                909,000     2,131,000
 Accrued liabilities -
  Salaries and wages                           2,626,000     2,117,000
  Interest                                     2,701,000     1,315,000
  Gaming and other taxes                         750,000       497,000
  Insurance                                    1,336,000     1,054,000
  Other                                        1,044,000     1,351,000
 Due to affiliates                             2,493,000     2,278,000
 Other current liabilities                     1,591,000     1,200,000
                                            ------------  ------------

  Total current liabilities                   19,810,000    18,399,000
                                            ------------  ------------

Long-Term Debt                                36,634,000    37,267,000
                                            ------------  ------------

Capital Lease Obligations                     21,563,000    21,707,000
                                            ------------  ------------

Other Noncurrent Liabilities                   2,655,000     2,043,000
                                            ------------  ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000        15,000
 Additional paid-in capital                   24,541,000    24,541,000
 Retained earnings                             1,453,000     3,477,000
                                            ------------  ------------

  Total shareholder's equity                  26,009,000    28,033,000
                                            ------------  ------------

                                            $106,671,000  $107,449,000
                                            ============  ============




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                   1997             1996
                                              --------------   --------------
Revenues:
 Casino                                       $   38,859,000   $   42,167,000
 Food and beverage                                 3,316,000        3,313,000
 Other                                               415,000        1,063,000
                                              --------------   --------------

                                                  42,590,000       46,543,000
 Less - promotional allowances                    (2,240,000)      (2,828,000)
                                              --------------   --------------

 Net revenues                                     40,350,000       43,715,000
                                              --------------   --------------

Expenses:
 Casino                                           25,639,000       27,395,000
 Food and beverage                                 1,200,000          902,000
 Other                                               401,000           10,000
 General and administrative                        4,033,000        4,384,000
 Depreciation and amortization                     1,853,000        2,522,000
                                              --------------   --------------

  Total expenses                                  33,126,000       35,213,000
                                              --------------   --------------

Income from operations                             7,224,000        8,502,000
                                              --------------   --------------

Non-operating income (expense):
 Interest income                                      36,000           62,000
 Interest expense                                 (1,762,000)      (1,600,000)
                                              --------------   --------------

  Total non-operating expenses, net               (1,726,000)      (1,538,000)
                                              --------------   --------------

Income before income taxes                         5,498,000        6,964,000

Income tax provision                              (2,067,000)      (2,528,000)
                                              --------------   --------------

Net income                                       $ 3,431,000      $ 4,436,000
                                              ==============   ==============





     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                   1997           1996
                                                               ------------   ------------
OPERATING ACTIVITIES:
  Net income                                                   $  3,431,000   $  4,436,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                  1,853,000      2,522,000
   Provision for doubtful accounts                                   44,000        121,000
   Deferred income tax provision                                    682,000        104,000
   Decrease in receivables                                          274,000        292,000
   Increase in accounts payable and accrued liabilities             901,000      1,842,000
   Net change in affiliate accounts                               1,176,000      2,289,000
   Net change in other current assets and liabilities               831,000        651,000
   Net change in other assets and liabilities                       (27,000)      (172,000)
                                                               ------------   ------------

  Net cash provided by operating activities                       9,165,000     12,085,000
                                                               ------------   ------------

INVESTING ACTIVITIES:
  Net property and equipment additions                             (474,000)      (706,000)
  Increase in cash restricted for construction projects                   -     (1,413,000)
                                                               ------------   ------------

  Net cash used in investing activities                            (474,000)    (2,119,000)
                                                               ------------   ------------

FINANCING ACTIVITIES:
  Repayments of debt                                               (766,000)      (689,000)
  Payments on capital lease obligations                            (107,000)      (192,000)
  Dividends                                                      (5,455,000)    (3,553,000)
                                                               ------------   ------------

  Net cash (used in) provided by financing activities            (6,328,000)    (4,434,000)
                                                               ------------   ------------

  Net increase in cash and cash equivalents                       2,363,000      5,532,000

  Cash and cash equivalents at beginning of period                9,034,000      8,996,000
                                                               ------------   ------------
  Cash and cash equivalents at end of period                   $ 11,397,000   $ 14,528,000
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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization and Business

     Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois (the "Aurora Casino"). In May 1992, HCC, which was then wholly owned by members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. Prior to December 31, 1996, HCC also owned approximately 80% of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation which, prior to April 1, 1997, owned the entity with which HCA has a management services contract and which continues to have an ownership interest in such entity.

     On June 17, 1993, the Illinois Gaming Board (the "IGB") issued HCA a temporary operating permit and the Aurora Casino commenced operations. The IGB issued HCA an owner's license on July 20, 1993 pursuant to the Illinois Riverboat Gambling Act. HCA's current owner's license expires in July 1997 and HCA has filed for renewal of its license; management anticipates that such renewal will be approved.

     The Aurora Casino consists of two, four-level riverboats having a combined casino space of approximately 32,000 square feet and a four-level pavilion and docking facility which houses ticketing, food service, passenger waiting, and various administrative functions. The Aurora Casino also includes two parking structures with approximately 1,300 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes (see Note 3).

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

     The financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of March 31, 1997, the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. Operating results for the three month periods ended March 31, 1997 are not necessarily indicative of the results that may be achieved for the year ended December 31, 1997.

(2)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:

                                           March 31,    December 31,
                                              1997          1996
                                          -----------    -----------
 12 3/4% Promissory Note to HCC, due on
  November 1, 2003 (a)                    $39,007,000    $39,007,000
 Promissory note to bank (b)                1,958,000      2,472,000
 Equipment loans (c)                        1,220,000      1,472,000
                                          -----------    -----------

 Total indebtedness                        42,185,000     42,951,000
 Less - current maturities                 (5,551,000)    (5,684,000)
                                          -----------    -----------

 Total long-term debt                     $36,634,000    $37,267,000
                                          ===========    ===========

------------------

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

     As of March 31, 1997, future maturities of long-term debt are as follows:

          1997 (nine months)                     $  4,918,000
          1998                                      5,760,000
          1999                                      5,000,000
          2000                                      5,000,000
          2001                                      5,000,000
          Thereafter                               16,507,000
                                                 ------------

                                                 $ 42,185,000
                                                 ============

     Interest paid for the three month periods ended March 31, 1997 and 1996 amounted to $376,000 and $186,000, respectively.

(3)  Capital Leases

     HCA leases two parking garages under capital lease agreements. The first such lease has an initial term of 30 years commencing in June 1993 with the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed a total of $3,500,000 at the rate of $400,000 per month beginning in September 1995 toward satisfaction of its obligations under the agreement. HCA additionally agreed to make payments to ACCA during construction equal to the financing costs due in July 1996 relating to the ACCA industrial revenue bond issue. The facility is owned by ACCA and operated by HCA pursuant to a 30 year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA pays ACCA base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to ACCA's North

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)




Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

     HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. Assets under capital lease agreements with an original cost of $27,476,000 and $7,143,000 are included in buildings and improvements and in operating equipment, respectively, in the accompanying balance sheets at both March 31, 1997 and December 31, 1996. Amortization expense with respect to these assets amounted to $381,000 and $263,000 during the three month periods ended March 31, 1997 and 1996, respectively.

     Future minimum lease payments under capital lease obligations as of March 31, 1997 are as follows:

     1997 (nine months)                                          $   2,103,000
     1998                                                            2,494,000
     1999                                                            2,457,000
     2000                                                            2,483,000
     2001                                                            2,532,000
     Thereafter                                                     26,719,000
                                                                 -------------

     Total minimum lease payments                                   38,788,000
     Less amount representing interest                             (16,416,000)
                                                                 -------------

     Present value of future minimum lease payments                 22,372,000
     Current capital lease obligation                                 (809,000)
                                                                 -------------

     Long-term capital lease obligation                          $  21,563,000
                                                                 =============

(4)  Income Taxes

     Components of HCA's provision for income taxes consist of the following:

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
     Current:
      Federal                                       $ (1,235,000)  $ (2,293,000)
      State                                             (150,000)      (131,000)
     Deferred:
      Federal                                           (612,000)       (96,000)
      State                                              (70,000)        (8,000)
                                                    ------------   ------------

                                                    $ (2,067,000)  $ (2,528,000)
                                                    ============   ============

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)




     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid no federal or state taxes during the three month periods ended March 31, 1997 and 1996. Deferred taxes are computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the financial position of HCA.

     The components of HCA's net deferred tax liability at March 31, 1997 and December 31, 1996 are as follows:

                                               March 31,       December 31,
                                                 1997              1996
                                             -------------    -------------
     Deferred tax assets:
      Allowance for doubtful accounts        $     327,000    $     375,000
      Other liabilities and reserves             1,109,000        1,130,000
                                             -------------    -------------

       Total deferred tax assets                 1,436,000        1,505,000
                                             -------------    -------------

     Deferred tax liabilities:
      Depreciation and amortization             (2,740,000)      (2,127,000)
                                             -------------    -------------

     Net deferred tax liability              $  (1,304,000)   $    (622,000)
                                             =============    =============

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)




     Receivables and payables in connection with the aforementioned tax allocation agreements at March 31, 1997 and December 31, 1996 are as follows:

                                              March 31,    December 31,
                                                1997           1996
                                            ------------   ------------

     Deferred tax assets                    $  1,206,000   $  1,421,000
     Due (to) from affiliates                   (232,000)     1,002,000
     Deferred tax liabilities                 (2,345,000)    (2,043,000)

(5)  Transactions with Related Parties

     Pursuant to a management services agreement, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership which, prior to April 1, 1997, was wholly owned by GBCC. Effective as of April 1, 1997, HCC acquired the general partnership interest in PML. The base management fee is equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,727,000 and $2,943,000, respectively during the three month periods ended March 31, 1997 and 1996. Management and incentive fees payable at March 31, 1997 and December 31, 1996 were $2,109,000 and $2,096,000, respectively.

     HCA incurred interest with respect to its promissory note payable to HCC (see Note 2) amounting to $1,243,000 for each of the three month periods ended March 31, 1997 and 1996. Interest payable to HCC on such notes amounted to $2,293,000 and $1,050,000, respectively, at March 31, 1997 and December 31, 1996 and is included in accrued interest payable in the accompanying balance sheets.

     HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. During the three month periods ended March 31, 1997 and 1996, such transactions totaled $131,000 and $321,000, respectively. At March 31, 1997 and December 31, 1996, HCA had payables amounting to $67,000 and $138,000, respectively, in connection with such charges.

(6)  Litigation

Planet Hollywood Litigation
---------------------------

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)




Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added the HCC subsidiary which owns and operates a casino in Tunica County, Mississippi, HWCC-Tunica, Inc. ("HCT" together with the Original Hollywood Defendants, the "Hollywood Defendants"), and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

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

Other Litigation
----------------

     HCA is a party in various legal proceedings with respect to the conduct of casino operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCA.

(7)  Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review during 1996 of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS


                                                          March 31,    December 31,
                                                            1997           1996
                                                        -------------  -------------
Current Assets:
 Cash and cash equivalents                              $  11,142,000  $   9,321,000
 Accounts receivable, net of allowances of
  $745,000 and $622,000, respectively                       1,319,000      1,363,000
 Inventories                                                  583,000        672,000
 Deferred income taxes                                      1,008,000        953,000
 Prepaid expenses and other current assets                  1,071,000        854,000
                                                        -------------  -------------

  Total current assets                                     15,123,000     13,163,000
                                                        -------------  -------------

Investment in Tunica Golf Course, LLC                       2,000,000            -
                                                        -------------  -------------

Property and Equipment:
 Land and improvements                                      3,060,000      3,060,000
 Buildings                                                 73,420,000     73,348,000
 Barges                                                     2,524,000      2,524,000
 Operating equipment                                       36,113,000     35,724,000
 Construction in progress                                     449,000        412,000
                                                        -------------  -------------

                                                          115,566,000    115,068,000
  Less - accumulated depreciation and amortization        (24,922,000)   (22,275,000)
                                                        -------------  -------------

 Net property and equipment                                90,644,000     92,793,000
                                                        -------------  -------------

Other Assets:
 Land rights                                                7,607,000      7,658,000
 Other assets                                               2,906,000      3,006,000
                                                        -------------  -------------

Total other assets                                         10,513,000     10,664,000
                                                        -------------  -------------

                                                        $ 118,280,000  $ 116,620,000
                                                        =============  =============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                           March 31,    December 31,
                                             1997           1996
                                         -------------  -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations          $  1,028,000   $  1,511,000
 Short-term credit facility                 1,000,000            -
 Accounts payable                           2,953,000      2,797,000
 Accrued liabilities -
  Salaries and wages                        1,677,000      1,254,000
  Interest                                  1,375,000      2,262,000
  Gaming and other taxes                      937,000        813,000
  Insurance                                   938,000      1,063,000
  Other                                     1,625,000      1,824,000
 Other current liabilities                  1,056,000        752,000
                                         ------------   ------------

 Total current liabilities                 12,589,000     12,276,000
                                         ------------   ------------

Long-Term Debt                             85,050,000     85,134,000
                                         ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding             -              -
 Additional paid-in capital                34,637,000     34,637,000
  Accumulated deficit                     (13,996,000)   (15,427,000)
                                         ------------   ------------

    Total shareholder's equity             20,641,000     19,210,000
                                         ------------   ------------

                                         $118,280,000   $116,620,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended
                                                    March 31,
                                         -----------------------------
                                              1997            1996
                                         -------------   -------------
Revenues:
 Casino                                  $  24,676,000   $  22,718,000
 Rooms                                       2,175,000         826,000
 Food and beverage                           3,398,000       2,962,000
 Other                                         266,000         279,000
                                         -------------   -------------

                                            30,515,000      26,785,000
 Less - promotional allowances              (3,536,000)     (2,555,000)
                                         -------------   -------------

  Net revenues                              26,979,000      24,230,000
                                         -------------   -------------

Expenses:
 Casino                                     16,832,000      16,954,000
 Rooms                                         458,000         321,000
 Food and beverage                           1,008,000         905,000
 Other                                         331,000         299,000
 General and administrative                  1,446,000       1,328,000
 Depreciation and amortization               2,751,000       2,517,000
                                         -------------   -------------

  Total expenses                            22,826,000      22,324,000
                                         -------------   -------------

Income from operations                       4,153,000       1,906,000
                                         -------------   -------------

Non-operating income (expenses):
 Interest income                                51,000         419,000
 Interest expense, net of capitalized
  interest of $81,000 in 1996               (2,773,000)     (2,726,000)
 Loss on disposal of assets                        -           (16,000)
                                         -------------   -------------

    Total non-operating expenses, net       (2,722,000)     (2,323,000)
                                         -------------   -------------

Income (loss) before income taxes            1,431,000        (417,000)
Income tax provision                               -               -
                                         -------------   -------------

Net income (loss)                        $   1,431,000   $    (417,000)
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                         1997           1996
                                                     -----------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                                   $ 1,431,000   $  (417,000)
 Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                      2,751,000     2,517,000
    Deferred income tax provision (benefit)                  -         406,000
    Loss on sale of assets                                   -          16,000
    Provision for doubtful accounts                      117,000       139,000
    Increase in accounts receivable                      (73,000)     (156,000)
    (Decrease) increase in accounts payable
     and accrued expenses                               (508,000)    4,317,000
    Net change in other current assets and
     liabilities                                         176,000      (780,000)
    Net change in other noncurrent assets and
     liabilities                                          (8,000)     (138,000)
                                                     -----------   -----------

        Net cash provided by operating activities      3,886,000     5,904,000
                                                     -----------   -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                   (498,000)   (7,393,000)
 Investment in unconsolidated affiliate               (2,000,000)            -
 Proceeds from the sale of assets                              -        23,000
 Decrease in cash restricted for construction
  projects                                                     -     4,820,000
                                                     -----------   -----------

    Net cash used in investing activities             (2,498,000)   (2,550,000)
                                                     -----------   -----------

FINANCING ACTIVITIES:
 Borrowings on credit facility                         1,000,000             -
 Repayments of long-term debt                            (99,000)     (901,000)
 Payments on capital lease obligations                  (468,000)     (552,000)
                                                     -----------   -----------

    Net cash provided by (used in) financing
     activities                                          433,000    (1,453,000)
                                                     -----------   -----------

    Net increase in cash and cash equivalents          1,821,000     1,901,000
      Cash and cash equivalents at beginning
        of period                                      9,321,000    11,529,000
                                                     -----------   -----------

      Cash and cash equivalents at end of period     $11,142,000   $13,430,000
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

      The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course is presently scheduled for completion in 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting.

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

      The financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by HCT without audit. In the opinion of management, these

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCT as of March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

(2)   Long-Term Debt and Pledge of Assets

      Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                 March 31,   December 31,
                                                   1997          1996
                                               -----------   -----------
Promissory notes to HCC (a)                    $84,045,000   $84,045,000
Equipment loans (b)                              1,302,000     1,401,000
                                               -----------   -----------

   Total indebtedness                           85,347,000    85,446,000
  Less - current maturities                       (297,000)     (312,000)
                                               -----------   -----------

   Total long-term debt                        $85,050,000   $85,134,000
                                               ===========   ===========

---------------------------

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

(b) The loans outstanding are payable monthly including interest at rates ranging from 12 1/2% to 12 3/4% per annum and are due in 2000.

  Scheduled payments of long-term debt as of March 31, 1997 are set forth below:

           1997 (nine months)                                   $   213,000
           1998                                                     354,000
           1999                                                     400,000
           2000                                                     335,000
           2001                                                         -
           Thereafter                                            84,045,000
                                                                -----------

           Total                                                $85,347,000
                                                                ===========

      Interest paid, net of amounts capitalized, amounted to $3,660,000 and $47,000, respectively, during the three month periods ended March 31, 1997 and 1996.

(3)   Capital Leases

      HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997. Assets under capital leases with an original cost of $4,814,000 are included in operating equipment in the accompanying consolidated balance sheets at both March 31, 1997 and December 31, 1996. Amortization expense for the three month periods ended March 31, 1997 and 1996 was $451,000 and $395,000, respectively. Accumulated amortization at March 31, 1997 and December 31, 1996 with respect to these assets amounted to $4,022,000 and $3,571,000, respectively.

      Future minimum lease payments under capital lease obligations as of March 31, 1997 are $753,000 in 1997 of which $22,000 represents interest, resulting in a current capital lease obligation of $731,000.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



(4)   Income Taxes

      Components of HCT's benefit for income taxes for the three month periods ended March 31, 1997 and 1996 consisted of the following:

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          1996       1995
                                                        --------   --------
Benefit in lieu of (provision for)
  federal income taxes:
  Current                                               $    -     $ 406,000
  Deferred                                                   -      (406,000)
                                                        ---------  ---------
                                                        $    -     $     -
                                                        =========  =========

      State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

      HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no state or federal income taxes during either of the three month periods ended March 31, 1997 and 1996.

      Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

      HCT has tax net operating loss carryforwards ("NOL's") totaling approximately $17,000,000, which do not begin to expire until the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the anticipation of taxable income in the near future, management believes that it is more likely than not that future taxable income will be sufficient to utilize at least a portion of the NOL's and deferred tax assets. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $1,037,000 at both March 31, 1997 and December 31, 1996. The ultimate recognition of this amount of deferred tax assets is dependent on HCT's ability to generate approximately $3,000,000 of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


      The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position of HCT.

       The components of the deferred tax asset are as follows:

                                                    March 31,    December 31,
                                                       1997          1996
                                                   ------------  -------------
     Deferred tax assets:
      Net operating loss carryforwards             $ 5,830,000    $ 6,138,000
      Allowance for doubtful accounts                  253,000        211,000
      Other liabilities and accruals                   741,000        809,000
                                                   -----------    -----------

         Total deferred tax assets                   6,824,000      7,158,000

     Deferred tax liabilities:
      Depreciation and amortization                 (1,829,000)    (1,668,000)
                                                   -----------    -----------

     Net deferred tax asset                          4,995,000      5,490,000
     Valuation allowance                            (3,958,000)    (4,453,000)
                                                   -----------    -----------

                                                   $ 1,037,000    $ 1,037,000
                                                   ===========    ===========

      Receivables and payables in connection with HCT's federal income taxes are included in the accompanying financial statements as follows:

                                                    March 31,   December 31,
                                                       1997         1996
                                                    ----------  ------------
      Deferred income taxes                         $1,008,000      $953,000
      Other noncurrent assets                           29,000        84,000

(5)   Transactions with Related Parties

      Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000, respectively, for each of the three month periods ended March 31, 1997 and 1996.

      HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $111,000 and $121,000, respectively, for the three month periods ended March 31, 1997 and 1996. At March 31, 1997 and December 31, 1996, HCC had payables of $34,000 and $30,000, respectively, included in accounts payable with respect to such charges.

      Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performs certain administrative and marketing services on behalf of HCT. During the three month periods ended March 31, 1997 and 1996, fees charged to HCT by GBHC totaled $182,000 and $193,000, respectively. At March 31, 1997 and December 31, 1996, HCT had payables of $281,000 and $99,000, respectively, included in accounts payable with respect to such charges.

      HCT is charged for certain legal, accounting, and other expenses incurred by HCC that relate to HCT's business. For the three month periods ended March 31, 1997 and 1996, such charges amounted to $96,000 and $122,000, respectively. At March 31, 1997 and December 31, 1996, HCT had payables of $86,000 and $226,000, respectively, included in accounts payable with respect to such charges.

(6)   Commitments and Contingencies

Ground Lease
------------

      HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. For the three month periods ended March 31, 1997 and 1996, HCT expensed $928,000 and $903,000, respectively, in connection with the ground lease.

Credit Facility
---------------

      As of March 31, 1997, HCT had $1,000,000 outstanding under a bank credit facility of the same amount available through August 15, 1997; no such borrowings were outstanding at December 31, 1996. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports.

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

(7)   Land rights

      Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 6); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility.

                       HWCC-TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)




Accumulated amortization of such land rights amounted to $838,000 and $787,000, respectively, at March 31, 1997 and December 31, 1996.

(8)  Reclassifications

     Certain reclassifications have been made to the consolidated 1996 financial statements to conform to the 1997 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review during 1996 of the departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or the Company in particular, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the word "believes", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

     On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. For the quarter ended March 31, 1996, however, the operations of GBCC are included in the consolidated results of operations of HCC. The following table sets forth the pro forma income (loss) before income taxes for the quarter ended March 31, 1996 of HCC and its subsidiaries, exclusive of GBCC and its subsidiaries (the "HCC Group"), on a basis comparable to the quarter ended March 31, 1997. Other than this presentation, the impact of GBCC's exclusion from the 1997 results of operations will not be addressed in the discussion which follows.

                                                                     Three Months Ended March 31, 1996
                                          Three Months   --------------------------------------------------------------
                                             Ended           HCC         GBCC and       Adjustments/        Form 10-Q
                                        March 31, 1997      Group      Subsidiaries     Eliminations       Presentation
                                        --------------   ----------    -------------    ------------       ------------
                                                                     (amounts in thousands)
Revenues:
  Casino                                $       63,535   $   64,885    $      57,605    $             -    $      122,490
  Rooms                                          2,175          826            3,524                  -             4,350
  Food and beverage                              6,714        6,275            8,950                  -            15,225
  Other                                            822        1,444            5,598             (3,490)            3,552
                                        --------------   ----------    -------------    ---------------    --------------
                                                73,246       73,430           75,677             (3,490)          145,617
  Less - promotional allowances                 (5,776)      (5,383)          (7,119)                 -           (12,502)
                                        --------------   ----------    -------------    ---------------    --------------

  Net revenues                                  67,470       68,047           68,558             (3,490)          133,115
                                        --------------   ----------    -------------    ---------------    --------------

Expenses:
  Casino                                        42,471       44,349           54,494                  -            98,843
  Rooms                                            458          321            1,179                  -             1,500
  Food and beverage                              2,208        1,807            2,951                  -             4,758
  Other                                            773          301              958                  -             1,259
  General and administrative                     4,051        4,575            5,077               (240)            9,412
  Management and consulting fees                 3,027        3,243                -             (3,243)                -
  Depreciation and amortization                  4,916        5,349            5,255                 (9)           10,595
  Development                                      305          197                -                  -               197
                                        --------------   ----------    -------------    ---------------    --------------
    Total expenses                              58,209       60,142           69,914             (3,492)          126,564
                                        --------------   ----------    -------------    ---------------    --------------
Income from operations                           9,261        7,905           (1,356)                 2             6,551
  Interest expense, net                         (7,164)      (6,684)          (9,286)             2,068           (13,902)
  Gain  (loss) on disposal of assets               415          (16)              15                  -                (1)
                                        --------------   ----------    -------------    ---------------     -------------
Income (loss) before income taxes       $        2,512   $    1,205    $     (10,627)   $         2,070     $      (7,352)
                                        ==============   ==========    ==============   ================    ==============

          Net revenues of the HCC Group for the three month period ended March 31, 1997 were $67.5 million, a slight decrease (.8%) from the $68 million during the same period of 1996. The decrease reflects a decrease in net revenues at the Aurora Casino of $3.4 million partially offset by an increase in net revenues at the Tunica Casino of $2.7 million.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     Operating expenses decreased by $1.9 million to $58.2 million during the three month period ended March 31, 1997 from $60.1 million during the same period of 1996. Consequently, overall income from operations for the HCC Group increased by $1.4 million (17.2%) during the first quarter of 1997 compared to the same period of 1996. Income from operations after management fees at the Aurora Casino decreased by $1.3 million during the three month period ended March 31, 1997 compared with 1996 as a result of increased competition in its market; income from operations after consulting fees at the Tunica Casino increased by $2.2 million to $4.2 million primarily attributable to the opening of its new hotel tower.

Aurora Casino

     General

     Income from operations at the Aurora Casino, adjusted to exclude management fees payable to a subsidiary of GBCC, amounted to $10 million for the three month period ended March 31, 1997 compared to $11.4 million during the 1996 period. The decline is primarily attributable to increased competition from the opening of three riverboat gaming operations in northern Indiana during June 1996 which increased gaming capacity in the Chicago area by approximately 89%. The Indiana facilities are more convenient to certain areas within the Chicago market, primarily the south side of Chicago, and have served to reduce patronage to the Aurora Casino from those areas.

     Gaming Operations

     The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three month periods ended March 31, 1997 and 1996.

                                                        Three Months Ended
                                                             March  31,
                                                   ----------------------------
                                                       1997           1996
                                                   ------------   ------------
Revenues:
   Table games                                     $ 12,334,000   $ 14,253,000
   Slot machines                                     26,525,000     27,914,000
                                                   ------------   ------------

    Total                                          $ 38,859,000   $ 42,167,000
                                                   ============   ============

Table games:
   Gross wagering (drop) (1)                       $ 69,685,000   $ 83,682,000
   Hold percentages (2):
    HCA                                                   17.7%          17.0%
    Other Chicago-area (3)                                18.1%          20.4%

Slot machines:
   Gross wagering (handle) (1)                    $470,657,000    $505,174,000
   Hold percentages (2):
    HCA                                                    5.6%           5.5%
    Other Chicago-area (3)                                 5.7%           5.7%

                 HOLLYWOOD CASING CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


-----------------------

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

     Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle decreased $48.5 million (8.2%) during the three month period ended March 31, 1997 compared to the 1996 period. The overall decrease in casino wagering reflects the aforementioned addition of significant gaming capacity in the Chicago market area from newly opened Indiana gaming operations.

     The Aurora Casino's decreases in table drop and slot machine handle of 16.7% and 6.8%, respectively, during the three month period ended March 31, 1997 from the same period in 1996 compare favorably with the decreases in table drop and slot machine handle for other Chicago-area riverboat operators of 20.2% and 16.8%, respectively. The resulting increase in market share reflects the success of the Aurora Casino's capital improvements program, including the completion of a new 500-space parking garage facility during September 1996, in maintaining patron volume. The Chicago-area riverboat operators located closer to the new Indiana facilities and which drew a greater percentage of their customers from areas now more conveniently served by the Indiana facilities suffered a greater loss of patronage than the Aurora Casino.

     Revenues

     Overall, casino revenues decreased $3.3 million (7.8%) during the three month period ended March 31, 1997 compared to the same period of 1996. Table game revenues decreased $1.9 million (13.5%) during the first quarter of 1997 compared to the same period of 1996 as the 16.7% decrease in drop was partially offset by the increase in the table game hold percentage to 17.7% in 1997 from 17% in 1996. The 6.8% decrease in slot machine handle during the first quarter of 1997 was partially offset by an increase in the slot hold percentage, resulting in a first quarter 1997 slot machine revenue decrease of $1.4 million (5%) compared to the first quarter of 1996.

     Food and beverage revenues at the Aurora Casino did not change significantly during the three month period ended March 31, 1997 compared to the same period of 1996. Other revenues decreased by $648,000 (61%) during the three month period ended March 31, 1997 compared to the same period of 1996 primarily due to the elimination of garage and valet parking revenues for competitive reasons.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 60% and 64.6%, respectively, during the three

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


month periods ended March 31, 1997 and 1996. The decrease from the prior year reflects the decrease in promotional activity with respect to parking noted previously.

     Departmental Expenses

     Casino expenses decreased by $1.8 million (6.4%) during the three month period ended March 31, 1997 over the same period of 1996 reflecting the decrease of similar magnitude in casino revenues together with decreased promotional activities and reduced staffing levels.

     Food and beverage expenses increased $298,000 (33%) during the three month period ended March 31, 1997 compared to the same period of 1996 as a result of additional allocations to the casino department. Other expenses increased $391,000 (3,910%) during the first quarter of 1997 compared to 1996 reflecting an extremely low amount of such costs during the 1996 period as a result of allocations made to other departments. Food and beverage and other services to casino patrons are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

Tunica Casino

     General

     Income from operations at the Tunica Casino, adjusted to exclude consulting fees payable to a subsidiary of GBCC, amounted to $4.5 million for the three month period ended March 31, 1997 compared to $2.2 million during the same period of 1996. The increase is primarily attributable to the opening of the Tunica Casino's new 352-room hotel tower in September 1996 which increased room capacity by over 225% and added luxury suites, meeting space and other amenities. The Tunica market has experienced significant growth over the past few years with increased competition as a consequence. Harrah's Entertainment, Inc., which currently operates two casinos in the cluster of gaming facilities where the Tunica Casino is located, recently announced plans to close its smaller facility while continuing its efforts to sell the property. Also, Grand Gaming Corp. has delayed its planned construction of additional hotel rooms originally scheduled to open in early 1997.

     Gaming Operations

     The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three month periods ended March 31, 1997 and 1996. Published local and

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



state-wide industry information is limited in both detail and availability; accordingly, comparable data for other casino operators is unavailable.

                                                Three Months Ended
                                                     March 31,
                                          -----------------------------
                                               1997            1996
                                          -------------   -------------
Casino Revenues:
  Table games                             $   4,364,000   $   4,519,000
  Slot machines                              20,057,000      17,934,000
  Poker revenues                                255,000         265,000
                                          -------------   -------------

    Total                                 $  24,676,000   $  22,718,000
                                          =============   =============

Table games:
  Gross wagering (drop) (1)               $  20,388,000   $  21,487,000
  Hold percentage (2)                             21.4%           21.0%

Slot machines:
  Gross wagering (handle) (1)             $ 383,804,000   $ 336,478,000
  Hold percentage (2)                              5.2%            5.3%

---------------------------

(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

       Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $46.2 million (12.9%) during the three month period ended March 31, 1997 compared to the 1996 period during which the Tunica Casino opened its new "Adventure Slots" attraction, a highly themed area of the casino floor which features interactive memorabilia displays and entertainment. Slot machine handle during the first quarter of 1997 increased by $47.3 million (14.1%); however, table game drop showed a decrease of $1.1 million (5.1%) in 1997 compared to the 1996 period.

       Revenues

       Casino revenues increased $2 million (8.6%) during the three month period ended March 31, 1997 compared to the same period of 1996. Table game revenues suffered from the 5.1% decline in wagering; however, an increase in the hold percentage to 21.4% during the first quarter of 1997 compared to 21% during the same period of 1996 resulted in table game revenues declining by only 3.4%. Slot machine revenue growth reflects the significant increase in slot machine gross wagering as discussed above, partially offset by a slight decrease in the slot machine hold percentage to 5.2% during the first quarter of 1997 compared to 5.3% during the same period of 1996.

       Rooms revenue increased $1.3 million (163.3%) during the three month period ended March 31, 1997 compared to the same period of 1996. This increase results from the opening of the Tunica Casino's new 352-room hotel tower during the third quarter of 1996. Hotel occupancy rates have decreased as a result of the additional room capacity, declining from an average of approximately 98% in the first quarter

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



of 1996 to approximately 88% in the first quarter of 1997. Food and beverage revenues increased $436,000 (14.7%) during the first quarter of 1997 compared to the first quarter of 1996 due to increased patron volume as reflected in the increase in gross wagering and attributable to a large degree to the opening of the new hotel tower. Other revenues did not change significantly during the first quarter of 1997 compared to 1996.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Although promotional allowances increased by nearly $1 million during the 1997 period, such allowances, as a percentage of rooms, food and beverage and other revenues, decreased to 60.6% during the first quarter of 1997 compared to 62.8% during the first quarter of 1996. The dollar increase in promotional allowances reflects the increased availability of rooms for promotional activities while the percentage decrease demonstrates the success of the Tunica Casino's programs in generating additional revenues. The 1997 percentage decrease also results from a disproportionately high use of hotel and food and beverage complimentaries during the 1996 period as part of the Tunica Casino's promotional activities with respect to the opening of the "Adventure Slots" attraction.

     Departmental Expenses

     Casino expenses did not change significantly during the three month period ended March 31, 1997 compared to the same period of 1996. In spite of increased casino volume, marketing and promotional activities were significantly reduced compared to the first quarter of 1996 when the "Adventure Slots" attraction opened.

     Rooms expense increased $137,000 (42.7%) during the three month period ended March 31, 1997 compared to the same period of 1996 due to the Tunica Casino's new hotel tower, offset somewhat by increased promotional activity, the cost of which is allocated to the casino department.

     Food and beverage expense increased $103,000 (11.4%) during the three month period ended March 31, 1997 compared to the same period of 1996 primarily due to increased patron volume associated with the opening of the new hotel tower and additional dining outlets. Such increases were partially offset by increased promotional activity, the cost of which is allocated to the casino department. Other expenses increased $32,000 (10.7%) during the three month period ended March 31, 1997 compared to the same period of 1996 due to increased costs associated with merchandise sales and theater entertainment. Rooms, food and beverage and other departmental expenses are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

Other HCC Group Items
---------------------

     Management and Consulting Fees

     The decrease in management and consulting fees during the 1997 period reflects the decline in revenues at the Aurora Casino on which management fees are based.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     General and Administrative

     General and administrative expenses for the HCC Group decreased by $524,000 (11.5%) during the first quarter of 1997 compared to the same period in 1996. Such expenses at the Aurora Casino and the Tunica Casino did not change significantly during the respective first quarter periods. The decrease in general and administrative expenses results from reductions in corporate overhead costs, primarily in salaries and professional fees.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $433,000 (8.1%) during the three month period ended March 31, 1997 compared to the 1996 period. Although completion of a parking garage at the Aurora Casino and a new hotel tower at the Tunica Casino during the third quarter of 1996 significantly increased the amount of depreciable assets, the revision in estimated useful lives of buildings and certain operating equipment effective October 1, 1996 resulted in an overall decrease in depreciation and amortization.

     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs increased by $108,000 (54.8%) during the three month period ended March 31, 1997 compared to 1996 primarily as a result of costs incurred with respect to HCC's successful efforts in being awarded the last available gaming license in Louisiana.

     Interest

     Interest income decreased $252,000 (38.3%) for the three month period ended March 31, 1997 compared with the same period of 1996. The decrease results from interest earned on cash restricted for construction projects during the first quarter of 1996; such cash was spent during 1996 in connection with construction projects.

     Interest expense increased $228,000 (3.1%) during the three month period ended March 31, 1997 compared to the prior year period primarily due to additional interest incurred with respect to the new parking garage at the Aurora Casino which is treated as a capital lease for financial reporting purposes.

     Gain (Loss) on Disposal of Assets

     The gain during the first quarter of 1997 resulted from the sale of a company-owned aircraft.

     Income Tax (Provision)  Benefit

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $14.8 million, none of which begin to expire until the year 2010. Additionally, HCC and

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

its subsidiaries have various tax credits available totaling approximately $200,000, which do not begin to expire until the year 2008.

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheets reflect the recording of net deferred tax assets of $5.6 million and $6.5 million as of March 31, 1997 and December 31, 1996, respectively. In the absence of a "change of control" as discussed below, the ultimate recognition of the current amount of deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $16.5 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

     Net Operating Loss Carryforwards

     Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a "change of control", as defined in
Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect HCC's future utilization of its loss carryforwards.

     Inflation

     Management believes that in the near term, modest inflation, together with increased competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     Seasonality

     Historically, the Aurora Casino's operations have experienced some seasonality, with the peak activity occurring from May to September. Consequently, the results of HCC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. In addition, the operations of the Aurora Casino and the Tunica Casino may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect HCC's casino revenues and overall profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Since their openings on June 17, 1993 and August 8, 1994, respectively, the Aurora Casino and the Tunica Casino have become the principal sources of liquidity and capital resources for HCC. Prior to the commencement of operations of the Aurora facility, HCC's principal business activity was its

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



approximate 80% ownership of GBCC. GBCC's principal sources of liquidity and capital resources for the last several years have been cash flow from the Sands, proceeds from debt financings and proceeds from asset sales.

     Operating Activities

     The operations of the Aurora Casino continue to be HCC's primary source of liquidity and capital resources, having contributed approximately $9.2 million of cash flow from operations during the first quarter of 1997 after deducting the payment of $2.7 million of management fees to GBCC. The Tunica Casino provided $3.9 million of cash from operations during the first quarter of 1997 after deducting the payment of $300,000 of consulting fees to GBCC. HCC's other sources of funds have historically included the repayment of principal and interest on intercompany loans made to GBCC and interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first three months of 1997 included costs to pursue development opportunities ($305,000) and corporate overhead costs ($1.6 million).

     During the first quarter of 1997, cash flow from operations, together with borrowings of $1 million on a line of credit, proceeds from the sale of an airplane and existing cash, was used by HCC to fund capital expenditures of $972,000, to make a $2 million contribution toward construction of a golf course to benefit the Tunica Casino, to repay third party indebtedness of $3 million and to make payments under capital lease obligations of $575,000.

     HCC has tax net operating loss carryforwards totaling approximately $14.8 million and tax credits available totaling approximately $200,000. Due to the availability of such net operating loss and tax credit carryforwards, management presently does not anticipate HCC and its subsidiaries being required to make significant tax payments in the near future.

     Financing Activities

     During October 1995, HCC completed the refinancing of its 14% Senior Notes and 13 1/2% First Mortgage Notes through a public offering of $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of the "Adventure Slots" attraction, a themed gaming area, at the Tunica Casino; to fund HCA's required contribution of $4 million for construction of a new 500-space parking garage; and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. Neither HCA nor GBCC and its subsidiaries are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC.

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

     Effective as of April 1, 1997, HCC acquired from a GBCC subsidiary the general partnership interest in the limited partnership which holds the Aurora management agreement. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.75 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to a GBCC subsidiary. Annual principal and interest payments by HCC on the $3.8 million note will approximate the general partner's share of annual partnership distributions which will now be made to HCC.

     In connection with the refinancing of GBCC's casino related debt obligations in 1994, HCC loaned $15 million on a junior subordinated basis to a GBCC subsidiary at 14 5/8% interest (the "Junior Subordinated Notes"); payment of principal and interest on this loan is subject to certain subsidiaries of GBCC meeting certain financial coverage and other payment restriction tests. As of December 31, 1996, HCC had assigned the entire principal amount of the Junior Subordinated Notes together with accrued interest thereon to GBCC in consideration for tax net operating losses of GBCC utilized by HCC in 1994 ($6.3 million principal and $1.9 million interest) and as a capital contribution in connection with the distribution of GBCC stock to HCC's shareholders ($8.7 million principal and $1.8 million interest).

     As of March 31, 1997, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1997 are approximately $5.1 million and $2.9 million, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



     Capital Expenditures and Other Investing Activities

     Capital expenditures at the Aurora Casino during the first quarter of 1997 were approximately $474,000; management anticipates spending $2.8 million during the remainder of 1997 primarily for its ongoing capital improvements program with no major projects currently scheduled.

     Capital expenditures at the Tunica Casino during the first quarter of 1997 amounted to $498,000; management anticipates spending $1.9 million during the remainder of 1997 primarily for its ongoing program of capital improvements.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course amounted to $2 million during the first quarter of 1997. No additional contributions are currently anticipated.

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

     Summary

     Other than cash requirements with respect to specific projects for which project financing would be obtained, management anticipates that HCC's funding requirements for the next twelve months will be satisfied by existing cash and cash generated by the Aurora and Tunica Casinos.

PART II:  OTHER INFORMATION
---------------------------

     The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1997. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1996 with the Securities and Exchange Commission on March 31, 1997.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HOLLYWOOD CASINO CORPORATION


Date:   May 13, 1997                              By: /s/  John C. Hull
     ------------------------                        ---------------------------
                                                           John C. Hull
                                                     Corporate Controller and
                                                    Principal Accounting Officer



                                                       HWCC - TUNICA, INC.


Date:   May 13, 1997                              By: /s/  John C. Hull
     ------------------------                        ---------------------------
                                                           John C. Hull
                                                    Principal Accounting Officer