Form 10-Q
period 1997-06-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1997-08-13
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to ____________________

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

               DELAWARE                                    75-2352412
                TEXAS                                      75-2513808
--------------------------------------------    --------------------------------
     (States or other jurisdictions of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.'s)

     TWO GALLERIA TOWER, SUITE 2200
         13455 NOEL ROAD, LB 48
             DALLAS, TEXAS                                  75240
--------------------------------------------    --------------------------------
  (Address of principal executive offices)                (Zip Code)


(Registrants' telephone number, including area code)        (972) 392-7777
                                                            --------------

                               (NOT APPLICABLE)
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     YES   X       NO
                                                          ------       ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                          Class                Outstanding at August 11, 1997
-------------------------------   ------------------------------   ------------------------------
 HOLLYWOOD CASINO CORPORATION     COMMON STOCK, $.0001 PAR VALUE         24,859,968 SHARES
       HWCC-TUNICA, INC.           COMMON STOCK, $.01 PAR VALUE             1,000 SHARES

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

   The consolidated financial statements and the financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of June 30, 1997, and the results of their operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1996 Annual Report on Form 10-K.

          Historically, the Aurora Casino has experienced some degree of seasonality and management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. Consequently, the results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        JUNE 30,      DECEMBER 31,
                                                          1997            1996
                                                      -------------   -------------
                                     ASSETS

Current Assets:
 Cash and cash equivalents                            $ 26,807,000    $ 21,488,000
 Accounts receivable, net of allowances of
  $1,791,000 and $1,693,000, respectively                2,788,000       3,140,000
 Inventories                                             1,454,000       1,620,000
 Deferred income taxes                                   3,257,000       4,271,000
 Prepaid expenses and other
  current assets                                         2,339,000       1,691,000
 Due from affiliates                                     7,305,000       7,641,000
                                                      ------------    ------------

  Total current assets                                  43,950,000      39,851,000
                                                      ------------    ------------

Investment in unconsolidated affiliate                   2,000,000               -
                                                      ------------    ------------

Property and Equipment:
 Land and land improvements                              5,855,000       5,845,000
 Buildings and improvements                            119,683,000     119,501,000
 Riverboats and barges                                  39,494,000      39,494,000
 Operating equipment                                    68,732,000      69,713,000
 Construction in progress                                1,056,000         687,000
                                                      ------------    ------------

                                                       234,820,000     235,240,000
 Less - accumulated depreciation
  and amortization                                     (58,398,000)    (49,740,000)
                                                      ------------    ------------

  Net property and equipment                           176,422,000     185,500,000
                                                      ------------    ------------

Other Assets:
 Deferred financing costs                                6,107,000       6,565,000
 Notes receivable                                       10,000,000      10,000,000
 Land rights                                             7,556,000       7,658,000
 Due from affiliates, net of valuation allowance        28,000,000      36,597,000
 Land held for sale, net of allowance                   14,501,000      14,501,000
 Other assets                                            6,600,000       7,413,000
                                                      ------------    ------------

  Total other assets                                    72,764,000      82,734,000
                                                      ------------    ------------

                                                      $295,136,000    $308,085,000
                                                      ============    ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                  JUNE 30,      DECEMBER 31,
                                                                    1997             1996
                                                               --------------   --------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                                $   9,247,000    $   8,282,000
 Accounts payable                                                  3,288,000        5,407,000
 Accrued liabilities -
  Salaries and wages                                               3,744,000        3,531,000
  Interest                                                         4,734,000        4,734,000
  Insurance                                                        2,766,000        2,140,000
  Other                                                            4,488,000        5,179,000
 Due to affiliates                                                   498,000        2,534,000
 Other current liabilities                                         2,587,000        1,867,000
                                                               -------------    -------------

  Total current liabilities                                       31,352,000       33,674,000
                                                               -------------    -------------

Long-Term Debt                                                   200,469,000      202,057,000
                                                               -------------    -------------

Capital Lease Obligations                                         21,416,000       21,707,000
                                                               -------------    -------------

Other Noncurrent Liabilities                                       5,663,000        5,503,000
                                                               -------------    -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                             780,000                -
                                                               -------------    -------------

Shareholders' Equity:
 Common Stock:
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,860,000 and
   24,760,000 shares issued and outstanding, respectively              2,000            2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                         -                -
 Additional paid-in capital                                      223,234,000      235,606,000
 Accumulated deficit                                            (187,780,000)    (190,464,000)
                                                               -------------    -------------

  Total shareholders' equity                                      35,456,000       45,144,000
                                                               -------------    -------------

                                                               $ 295,136,000    $ 308,085,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                      ----------------------------
                                                          1997           1996
                                                      ------------   -------------
Revenues:
 Casino                                               $62,215,000    $127,395,000
 Rooms                                                  2,553,000       4,600,000
 Food and beverage                                      7,008,000      15,670,000
 Other                                                    780,000       3,440,000
                                                      -----------    ------------

                                                       72,556,000     151,105,000
 Less - promotional allowances                         (6,255,000)    (12,844,000)
                                                      -----------    ------------

  Net revenues                                         66,301,000     138,261,000
                                                      -----------    ------------

Expenses:
 Casino                                                42,510,000     104,049,000
 Rooms                                                    461,000       1,707,000
 Food and beverage                                      2,201,000       4,984,000
 Other                                                    771,000       1,498,000
 General and administrative                             4,269,000       9,652,000
 Management and consulting fees                           300,000               -
 Depreciation and amortization                          4,944,000      11,041,000
 Development                                              590,000         345,000
                                                      -----------    ------------

   Total expenses                                      56,046,000     133,276,000
                                                      -----------    ------------

Income from operations                                 10,255,000       4,985,000
                                                      -----------    ------------

Non-operating income (expenses):
 Interest income                                          418,000         949,000
 Interest expense, net of capitalized interest
  of $391,000 in 1996                                  (7,627,000)    (14,540,000)
 Loss on disposal of assets                                (4,000)        (22,000)
                                                      -----------    ------------

  Total non-operating expenses, net                    (7,213,000)    (13,613,000)
                                                      -----------    ------------

Income (loss) before income taxes and other item        3,042,000      (8,628,000)
Income tax (provision) benefit                         (1,068,000)        378,000
                                                      -----------    ------------

Income (loss) before other item                         1,974,000      (8,250,000)
Minority interest in earnings of Limited
 Partnership (Note 1)                                    (781,000)              -
                                                      -----------    ------------

Net income (loss)                                     $ 1,193,000    $ (8,250,000)
                                                      ===========    ============

Net income (loss) per common share                           $.05           $(.33)
                                                      ===========    ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                      -----------------------------
                                                          1997            1996
                                                      -------------   -------------
Revenues:
 Casino                                               $125,750,000    $249,885,000
 Rooms                                                   4,728,000       8,950,000
 Food and beverage                                      13,722,000      30,895,000
 Other                                                   1,602,000       6,992,000
                                                      ------------    ------------

                                                       145,802,000     296,722,000
 Less - promotional allowances                         (12,031,000)    (25,346,000)
                                                      ------------    ------------

  Net revenues                                         133,771,000     271,376,000
                                                      ------------    ------------

Expenses:
 Casino                                                 84,981,000     202,892,000
 Rooms                                                     919,000       3,207,000
 Food and beverage                                       4,409,000       9,742,000
 Other                                                   1,544,000       2,757,000
 General and administrative                              8,320,000      19,064,000
 Management and consulting fees                          3,327,000               -
 Depreciation and amortization                           9,860,000      21,636,000
 Development                                               895,000         542,000
                                                      ------------    ------------

   Total expenses                                      114,255,000     259,840,000
                                                      ------------    ------------

Income from operations                                  19,516,000      11,536,000
                                                      ------------    ------------

Non-operating income (expenses):
 Interest income                                           823,000       1,968,000
 Interest expense, net of capitalized interest
  of $472,000 in 1996                                  (15,196,000)    (29,461,000)
 Gain (loss) on disposal of assets                         411,000         (23,000)
                                                      ------------    ------------

  Total non-operating expenses, net                    (13,962,000)    (27,516,000)
                                                      ------------    ------------

Income (loss) before income taxes and other item         5,554,000     (15,980,000)
Income tax (provision) benefit                          (2,089,000)      1,070,000
                                                      ------------    ------------

Income (loss) before other item                          3,465,000     (14,910,000)
Minority interest in earnings of
 Limited Partnership (Note 1)                             (781,000)              -
                                                      ------------    ------------

Net income (loss)                                     $  2,684,000    $(14,910,000)
                                                      ============    ============

Net income (loss) per common share                            $.11           $(.60)
                                                      ============    ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           ----------------------------
                                                                               1997           1996
                                                                           ------------   -------------

OPERATING ACTIVITIES:
 Net income (loss)                                                         $ 2,684,000    $(14,910,000)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization, including accretion of debt discount       10,295,000      22,015,000
  (Gain) loss on disposal of assets                                           (411,000)         23,000
  Minority interest in earnings of limited partnership                         781,000               -
  Provision for doubtful accounts                                              335,000       1,343,000
  Deferred income tax provision (benefit)                                    1,732,000         (98,000)
  Decrease in accounts receivable                                               17,000         894,000
  (Decrease) increase in accounts payable and accrued expenses              (1,971,000)      7,447,000
  Net change in other current assets and liabilities                            87,000        (840,000)
  Net change in other noncurrent assets and liabilities                        149,000        (510,000)
                                                                           -----------    ------------

   Net cash provided by operating activities                                13,698,000      15,364,000
                                                                           -----------    ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                                       (2,210,000)    (30,763,000)
 Collections on notes receivable                                                     -          54,000
 Proceeds from sale of assets                                                2,654,000          66,000
 Obligatory investments                                                              -      (1,432,000)
 Investments in unconsolidated affiliates                                   (2,000,000)              -
 Increase in cash from purchase of limited partnership interest                451,000               -
 Decrease in cash restricted for construction projects                               -      13,252,000
                                                                           -----------    ------------

 Net cash used in investing activities                                      (1,105,000)    (18,823,000)
                                                                           -----------    ------------

FINANCING ACTIVITIES:
 Borrowings on credit facilities                                                     -       2,000,000
 Deferred financing costs                                                      (24,000)        (86,000)
 Repayments of long-term debt                                               (3,955,000)     (3,112,000)
 Payments on capital lease obligations                                      (1,194,000)     (1,238,000)
 Limited partnership distributions                                          (2,101,000)              -
                                                                           -----------    ------------

  Net cash used in financing activities                                     (7,274,000)     (2,436,000)
                                                                           -----------    ------------

  Net increase (decrease) in cash and cash equivalents                       5,319,000      (5,895,000)
   Cash and cash equivalents at beginning of period                         21,488,000      56,538,000
                                                                           -----------    ------------

   Cash and cash equivalents at end of period                              $26,807,000    $ 50,643,000
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

    Prior to December 31, 1996, HCC also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. The accompanying consolidated financial statements include GBCC's operations and cash flows for all periods during 1996; however the accompanying consolidated balance sheet at December 31, 1996 does not include the assets or liabilities of GBCC. GBCC's principal assets are the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with the Aurora Casino and the Tunica Casino, respectively.

    Effective as of April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino, from PPI Corporation, a wholly owned subsidiary of GBCC. For all periods subsequent to the acquisition date (April 1, 1997), PML is reflected as a consolidated subsidiary of HCC. The assets and liabilities of PML were recorded at historical cost at the date of acquisition with the difference between acquisition cost and the historical net book value ($12,747,000) recorded as a charge to paid-in capital. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. As general partner, HCC receives 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest continues to be held by a subsidiary of GBCC and is reflected in the accompanying consolidated financial statements as a minority interest.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

    Net income (loss) per common share for all periods is calculated by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are included in the calculation of net income per share for periods during which income was realized. All common stock equivalents are excluded from the calculation of net loss per share for periods during which a loss was incurred as the effect of their inclusion would be antidilutive. The weighted average number of shares of common stock and common stock equivalents outstanding used for earnings per share calculation purposes was 24,851,000 and 24,806,000, respectively, for the three and six month periods ended June 30, 1997 and 24,720,000, for both the three and six month periods ended June 30, 1996.

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

    The consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by HCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of June 30, 1997, the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(2) SHORT-TERM CREDIT FACILITIES

    HCT has a bank credit facility in the amount of $1,000,000 available through August 15, 1997. No borrowings were outstanding under the credit facility at either June 30, 1997 or December 31, 1996. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

    Substantially all of HCC's assets are pledged in connection with HCC's long-term indebtedness.

                                                    JUNE 30,      DECEMBER 31,
                                                      1997            1996
                                                  -------------   -------------

Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
   of discount of $8,692,000 and $9,127,000,
   respectively (a)                               $201,308,000    $200,873,000
 Promissory note to affiliate (Note 6)               3,722,000               -
 Term note                                                   -       2,150,000
                                                  ------------    ------------

                                                   205,030,000     203,023,000
                                                  ------------    ------------

Indebtedness of HCA:
 Promissory note to bank (b)                         1,435,000       2,472,000
 Equipment loans                                       959,000       1,472,000
                                                  ------------    ------------

                                                     2,394,000       3,944,000
                                                  ------------    ------------

Indebtedness of HCT:
 Equipment loans                                     1,224,000       1,401,000
                                                  ------------    ------------

     Total indebtedness                            208,648,000     208,368,000
   Less - current maturities                        (8,179,000)     (6,311,000)
                                                  ------------    ------------

     Total long-term debt                         $200,469,000    $202,057,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



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

     Scheduled payments of long-term debt as of June 30, 1997 are set forth below:

 1997 (six months)                $  4,523,000
 1998                                6,663,000
 1999                                6,031,000
 2000                                6,059,000
 2001                                5,833,000
 Thereafter                        188,231,000
                                  ------------

 Total                            $217,340,000
                                  ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



   Interest paid, net of capitalized interest, amounted to $14,761,000 and $30,242,000, respectively, during the six month periods ended June 30, 1997 and 1996.

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

   The original cost of HCA's parking garages is included in buildings in the accompanying consolidated balance sheets at both June 30, 1997 and December 31, 1996 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,260,000 are included in operating equipment in the accompanying consolidated balance sheets at both June 30, 1997 and December 31, 1996. Amortization expense with respect to these assets amounted to $479,000 and $652,000, respectively, during the three month periods ended June 30, 1997 and 1996 and $1,123,000 and $1,310,000, respectively during the six month periods ended June 30, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)




   Future minimum lease payments under capital lease obligations as of June 30, 1997 were as follows:

          1997 (six months)                          $  1,621,000
          1998                                          2,494,000
          1999                                          2,457,000
          2000                                          2,483,000
          2001                                          2,532,000
          Thereafter                                   26,719,000
                                                     ------------

          Total minimum lease payments                 38,306,000
          Less amount representing interest           (15,822,000)
                                                     ------------
          Present value of future
           minimum lease payments                      22,484,000
          Current capital lease obligation             (1,068,000)
                                                     ------------

          Long-term capital lease obligation         $ 21,416,000
                                                     ------------

(5)  INCOME TAXES

     Components of HCC's (provision) benefit for income taxes consisted of the following:

                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                     JUNE 30,                    JUNE 30,
                              -----------------------   --------------------------
                                 1997          1996           1997          1996
                              -----------    --------   ------------    ----------
 Current:
  Federal                     $         -    $      -   $          -    $        -
  State                          (207,000)    347,000       (357,000)      972,000

 Deferred:
  Federal                        (805,000)          -     (1,606,000)            -
  State                           (56,000)     31,000       (126,000)       98,000
                              -----------    --------   ------------    ----------

                              $(1,068,000)   $378,000   $ (2,089,000)   $1,070,000
                              ===========    ========   ============    ==========

   No federal income taxes were paid by HCC during either of the six month periods ended June 30, 1997 or 1996; state tax payments of $196,000 and $121,000 were made during the six month periods ended June 30, 1997 and 1996, respectively.

   Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses. Quarterly income tax provisions or benefits are determined by applying the resulting effective income tax rate to the results of operations for the quarter.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



   At June 30, 1997, HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $12,500,000, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $213,000, none of which begin to expire until the year 2008. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $4,825,000 and $6,513,000 at June 30, 1997 and December 31, 1996, respectively.

   The ultimate recognition of the current amount of net deferred tax assets is dependent on HCC and its subsidiaries' ability to generate approximately $14,000,000 of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



   The components of the net deferred tax asset were as follows:

                                         JUNE 30,     DECEMBER 31,
                                           1997           1996
                                       ------------   -------------
Deferred tax assets:
 Net operating loss carryforwards      $ 4,284,000     $ 6,746,000
 Allowance for doubtful accounts         8,703,000       7,316,000
 Investment and jobs tax credits           213,000         213,000
 Basis in limited partnership            2,890,000               -
 Other liabilities and accruals          1,758,000       3,179,000
 Benefits accrual                        1,706,000       1,704,000
 Other                                   1,176,000         750,000
                                       -----------     -----------

  Total deferred tax assets             20,730,000      19,908,000
                                       -----------     -----------

Deferred tax liabilities:
 Depreciation and amortization          (4,931,000)     (4,395,000)
 Amortization of note discount          (1,712,000)     (2,628,000)
                                       -----------     -----------

  Total deferred tax liabilities        (6,643,000)     (7,023,000)
                                       -----------     -----------

Net deferred tax asset                  14,087,000      12,885,000
Valuation allowance                     (9,262,000)     (6,372,000)
                                       -----------     -----------

                                       $ 4,825,000     $ 6,513,000
                                       ===========     ===========

(6)  TRANSACTIONS WITH RELATED PARTIES

   As a result of the distribution by HCC of the GBCC common stock it owned, GBCC is no longer a consolidated subsidiary. Accordingly, transactions between HCC and GBCC and its subsidiaries which previously eliminated in consolidation are now considered transactions with affiliates.

   HCC had advanced funds to GBCC totaling $6,750,000 and $7,750,000 as of June 30, 1997 and December 31, 1996, respectively. Included in the balance at December 31, 1996 was a $1,000,000, 14% note receivable from PML which, together with the related interest, is now eliminated in consolidation as a result of HCC's acquisition of the general partnership interest in PML. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. An additional $250,000 note is due on demand, or if no demand is made, on April 1, 1998 and bears interest at the rate of 14% per annum, payable semiannually. Interest receivable amounting to $364,000 and $323,000 is included in due from affiliates in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively. The payment of principal and interest to HCC on such borrowings is subject to the approval of the New Jersey Casino Control Commission. Interest income accrued on loans and advances to GBCC amounted to $235,000 and $502,000, respectively, during the three and six month periods ended June 30, 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



   In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. HCC incurred interest expense with respect to the note amounting to $131,000 during the three month period ended June 30, 1997; interest payable of $43,000 to GBCC is included in interest payable in the accompanying consolidated financial statements at June 30, 1997.

   On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was also paid to third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML. Such assignment reduced the maturity value of the notes to $84,603,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

   It was anticipated that HCC's primary method of collection with respect to the PPI Funding Notes would be through the utilization of NOL's of GBCC. As GBCC is no longer a consolidated subsidiary for federal income tax purposes, this means of collection is no longer available to HCC. Accordingly, at June 30, 1997 and December 31, 1996, HCC provided valuation allowances in the amounts of $22,218,000 and $18,741,000, respectively, to reduce the outstanding principal balance on the PPI Funding Notes to their estimated realizable values of $28,000,000 and $35,597,000, respectively. Management anticipates that the remaining balance will be realized through a combination of additional asset acquisitions from GBCC and its subsidiaries and repayments from GBCC.

   Pursuant to a management agreement, HCA pays PML a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,727,000 during the three month period ended March 31, 1997. Unpaid fees amounting to $2,096,000 were included in amounts due to affiliates in the accompanying consolidated

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



balance sheet at December 31, 1996. Subsequent to March 31, 1997, PML is included in the consolidated financial statements of HCC; accordingly, both HCA's management fee expense and fees payable to PML are eliminated in consolidation.

   Pursuant to a ten-year consulting agreement with GBCC, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 and $600,000, respectively, for the three and six month periods ended June 30, 1997.

   Various subsidiaries of GBCC provide services to HCA, HCT and, since April 1, 1997, to PML including certain administrative and marketing services. Total charges during the three and six month periods ended June 30, 1997 amounted to $289,000 and $557,000, respectively. Unpaid fees amounting to $218,000 and $128,000 are included in due to affiliates in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively.

   HCT and Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges during the three and six month periods ended June 30, 1997 amounted to $133,000 and $244,000, respectively. Unpaid charges amounting to $50,000 and $30,000 are included in due to affiliates in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively.

   HCA also receives certain computer-related services from ACSC including hardware, software and operator support. HCA reimburses ACSC for its direct costs and any expenses incurred. Total charges during the three and six month periods ended June 30, 1997 amounted to $12,000 and $55,000, respectively. Unpaid charges amounting to $44,000 and $51,000 are included in due to affiliates in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively.

   GBCC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $277,000 and $963,000, respectively, for the three and six month periods ended June 30, 1997. In connection with such allocated costs and fees, receivables in the amount of $122,000 and $203,000 are included in due from affiliates in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively.

   In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charter by third parties. The aircraft was sold during the first quarter of 1997. Subsequent to the sale, HCC has occasionally chartered aircraft from the maintenance company.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



Charter fees, expenses and commissions totaled $3,000 and $167,000, respectively, during the three month periods ended June 30, 1997 and 1996 and $256,000 and $270,000, respectively, during the six month periods ended June 30, 1997 and 1996.

(7)  COMMITMENTS AND CONTINGENCIES

GROUND LEASE
------------

   HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at the option of HCT, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During the three month periods ended June 30, 1997 and 1996, HCT expensed $1,040,000 and $829,000, respectively, in connection with the ground lease.
Such expenses amounted to $1,968,000 and $1,732,000, respectively, during the six month periods ended June 30, 1997 and 1996.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



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

(9)   LAND RIGHTS

   Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 7); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $889,000 and $787,000, respectively, at June 30, 1997 and December 31, 1996.

(10) SUPPLEMENTAL CASH FLOW INFORMATION

   During the second quarter of 1997, HCC issued 100,000 shares of its common stock in exchange for a $10,000,000 loan commitment from unrelated third parties. The commitment fee which was valued at $375,000, the fair market value of the stock on the date of its issuance, is being amortized over the eight month commitment period and is included in other assets on the accompanying consolidated balance sheet at June 30, 1997 at its unamortized cost of $250,000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



   Also during the second quarter of 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 6). The purchase price included the assignment of certain receivables from GBCC and the issuance of a note to GBCC. In connection with the acquisition, certain liabilities were assumed as follows:

   Assignment of PPI Funding Notes         $(7,597,000)
   Assignment of interest receivable          (350,000)
   Note issued                              (3,800,000)
   Charge to paid-in capital (Note 1)       12,747,000
                                           -----------

   Net liabilities assumed                 $ 1,000,000
                                           ===========

(11)  RECLASSIFICATIONS

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                                         JUNE 30,      DECEMBER 31,
                                                           1997            1996
                                                       -------------   -------------
Current Assets:
 Cash and cash equivalents                             $  8,069,000    $  9,034,000
 Accounts receivable, net of allowances
  of $921,000 and $1,071,000, respectively                1,548,000       1,895,000
 Inventories                                                815,000         948,000
 Deferred income taxes                                    1,357,000       1,421,000
 Due from affiliates                                         55,000       1,046,000
 Prepaid expenses and other current assets                  772,000         854,000
                                                       ------------    ------------

  Total current assets                                   12,616,000      15,198,000
                                                       ------------    ------------

Property and Equipment:
 Land improvements                                        2,795,000       2,786,000
 Buildings and improvements                              46,358,000      46,247,000
 Riverboats                                              36,970,000      36,970,000
 Operating equipment                                     31,862,000      30,766,000
 Construction in progress                                   224,000         276,000
                                                       ------------    ------------

                                                        118,209,000     117,045,000
 Less - accumulated depreciation and amortization       (30,540,000)    (26,814,000)
                                                       ------------    ------------

  Net property and equipment                             87,669,000      90,231,000
                                                       ------------    ------------

Other Assets                                              2,108,000       2,020,000
                                                       ------------    ------------

                                                       $102,393,000    $107,449,000
                                                       ============    ============



     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                JUNE 30,     DECEMBER 31,
                                                  1997           1996
                                              ------------   ------------
     LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations               $  8,182,000   $  6,456,000
 Accounts payable                                1,277,000      2,131,000
 Accrued liabilities -
  Salaries and wages                             1,857,000      2,117,000
  Interest                                       1,278,000      1,315,000
  Gaming and other taxes                           777,000        497,000
  Insurance                                      1,431,000      1,054,000
  Other                                          1,081,000      1,351,000
 Due to affiliates                                 938,000      2,278,000
 Other current liabilities                       1,425,000      1,200,000
                                              ------------   ------------

  Total current liabilities                     18,246,000     18,399,000
                                              ------------   ------------

Long-Term Debt                                  34,039,000     37,267,000
                                              ------------   ------------

Capital Lease Obligations                       21,416,000     21,707,000
                                              ------------   ------------

Other Noncurrent Liabilities                     3,204,000      2,043,000
                                              ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                     15,000         15,000
 Additional paid-in capital                     24,541,000     24,541,000
 Retained earnings                                 932,000      3,477,000
                                              ------------   ------------

  Total shareholder's equity                    25,488,000     28,033,000
                                              ------------   ------------

                                              $102,393,000   $107,449,000
                                              ============   ============


     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                         ---------------------------
                                             1997           1996
                                         ------------   ------------

Revenues:
 Casino                                  $37,377,000    $41,567,000
 Food and beverage                         3,446,000      3,481,000
 Other                                       454,000      1,074,000
                                         -----------    -----------

                                          41,277,000     46,122,000
 Less - promotional allowances            (2,346,000)    (3,083,000)
                                         -----------    -----------

 Net revenues                             38,931,000     43,039,000
                                         -----------    -----------

Expenses:
 Casino                                   24,725,000     28,553,000
 Food and beverage                         1,200,000        882,000
 Other                                       415,000         22,000
 General and administrative                2,745,000      2,999,000
 Depreciation and amortization             1,873,000      2,569,000
                                         -----------    -----------

  Total expenses                          30,958,000     35,025,000
                                         -----------    -----------

Income from operations                     7,973,000      8,014,000
                                         -----------    -----------

Non-operating income (expense):
 Interest income                              40,000         59,000
 Interest expense                         (1,744,000)    (1,577,000)
                                         -----------    -----------

  Total non-operating expenses, net       (1,704,000)    (1,518,000)
                                         -----------    -----------

Income before income taxes                 6,269,000      6,496,000

Income tax provision                      (2,417,000)    (2,358,000)
                                         -----------    -----------

Net income                               $ 3,852,000    $ 4,138,000
                                         ===========    ===========



     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                         ---------------------------
                                             1997           1996
                                         ------------   ------------

Revenues:
 Casino                                  $76,236,000    $83,734,000
 Food and beverage                         6,762,000      6,794,000
 Other                                       869,000      2,137,000
                                         -----------    -----------

                                          83,867,000     92,665,000
 Less - promotional allowances            (4,586,000)    (5,911,000)
                                         -----------    -----------

 Net revenues                             79,281,000     86,754,000
                                         -----------    -----------

Expenses:
 Casino                                   50,364,000     55,948,000
 Food and beverage                         2,400,000      1,784,000
 Other                                       816,000         32,000
 General and administrative                6,778,000      7,383,000
 Depreciation and amortization             3,726,000      5,091,000
                                         -----------    -----------

  Total expenses                          64,084,000     70,238,000
                                         -----------    -----------

Income from operations                    15,197,000     16,516,000
                                         -----------    -----------

Non-operating income (expense):
 Interest income                              76,000        121,000
 Interest expense                         (3,506,000)    (3,177,000)
                                         -----------    -----------

  Total non-operating expenses, net       (3,430,000)    (3,056,000)
                                         -----------    -----------

Income before income taxes                11,767,000     13,460,000

Income tax provision                      (4,484,000)    (4,886,000)
                                         -----------    -----------

Net income                               $ 7,283,000    $ 8,574,000
                                         ===========    ===========



     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                       --------------------------------
                                                                             1997              1996
                                                                       -----------------   ------------

OPERATING ACTIVITIES:
 Net income                                                                $  7,283,000    $ 8,574,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                               3,726,000      5,091,000
  Provision for doubtful accounts                                                95,000        197,000
  Deferred income tax provision                                               1,225,000        164,000
  Decrease in receivables                                                       252,000        335,000
  (Decrease) increase in accounts payable and accrued liabilities              (764,000)       226,000
  Net change in affiliate accounts                                             (349,000)      (981,000)
  Net change in other current assets and liabilities                            440,000        470,000
  Net change in other assets and liabilities                                    (88,000)      (508,000)
                                                                           ------------    -----------

 Net cash provided by operating activities                                   11,820,000     13,568,000
                                                                           ------------    -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                                        (1,164,000)    (1,607,000)
 Increase in cash restricted for construction projects                                -     (2,326,000)
                                                                           ------------    -----------

 Net cash used in investing activities                                       (1,164,000)    (3,933,000)
                                                                           ------------    -----------

FINANCING ACTIVITIES:
 Repayments of debt                                                          (1,550,000)    (1,397,000)
 Payments on capital lease obligations                                         (243,000)      (257,000)
 Dividends                                                                   (9,828,000)    (7,093,000)
                                                                           ------------    -----------

 Net cash used in financing activities                                      (11,621,000)    (8,747,000)
                                                                           ------------    -----------

 Net (decrease) increase in cash and cash equivalents                          (965,000)       888,000

 Cash and cash equivalents at beginning of period                             9,034,000      8,996,000
                                                                           ------------    -----------

 Cash and cash equivalents at end of period                                $  8,069,000    $ 9,884,000
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

   On June 17, 1993, the Illinois Gaming Board (the "IGB") issued HCA a temporary operating permit and the Aurora Casino commenced operations. The IGB issued HCA an owner's license on July 20, 1993 pursuant to the Illinois Riverboat Gambling Act. HCA's current owner's license was renewed in July 1997 for a period of one year.

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

   HCA estimates that a significant amount of the Aurora Casino's revenues are derived from patrons living in the Chicago area and surrounding northern and western suburbs. The Aurora Casino faces intense competition from other riverboat gaming operations in Illinois and Indiana which serve the Chicago area and management believes that this competition will continue in the future.

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

   The financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by HCA without audit.
In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of June 30, 1997, the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be achieved for the year ended December 31, 1997.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   HCA's long-term indebtedness consists of the following:

                                                   JUNE 30,     DECEMBER 31,
                                                     1997           1996
                                                 ------------   -------------

     12 3/4% Promissory Note to HCC, due on
      November 1, 2003  (a)                      $39,007,000     $39,007,000
     Promissory note to bank (b)                   1,435,000       2,472,000
     Equipment loans (c)                             959,000       1,472,000
                                                 -----------     -----------

     Total indebtedness                           41,401,000      42,951,000
     Less - current maturities                    (7,362,000)     (5,684,000)
                                                 -----------     -----------

     Total long-term debt                        $34,039,000     $37,267,000
                                                 ===========     ===========

-----------------------------

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

    As of June 30, 1997, future maturities of long-term debt are as follows:

          1997 (six months)      $ 4,134,000
          1998                     5,760,000
          1999                     5,000,000
          2000                     5,000,000
          2001                     5,000,000
          Thereafter              16,507,000
                                 -----------

                                 $41,401,000
                                 ===========

   Interest paid for the six month periods ended June 30, 1997 and 1996 amounted to $3,543,000 and $3,161,000, respectively.

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

   HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. Assets under capital lease agreements with an original cost of $27,358,000 and $2,446,000 are included in buildings and improvements and in operating equipment, respectively, in the accompanying balance sheets at both June 30, 1997 and December 31, 1996. Amortization expense with respect to these assets amounted to $216,000 and $597,000, respectively, during the three and six month periods ended June 30, 1997 and $263,000 and $526,000, respectively, during the three and six month periods ended June 30, 1996.

   Future minimum lease payments under capital lease obligations as of June 30, 1997 are as follows:


   1997 (six months)                                             $ 1,370,000
   1998                                                            2,494,000
   1999                                                            2,457,000
   2000                                                            2,483,000
   2001                                                            2,532,000
   Thereafter                                                     26,719,000
                                                                 -----------

   Total minimum lease payments                                   38,055,000
   Less amount representing interest                             (15,819,000)
                                                                 -----------

   Present value of future minimum lease payments                 22,236,000
   Current capital lease obligation                                 (820,000)
                                                                 -----------

   Long-term capital lease obligation                            $21,416,000
                                                                 ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




(4)  INCOME TAXES

   HCA's provision for income taxes consists of the following:

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                            --------------------------    -------------------------------

                                                1997           1996             1997             1996

                                            -----------    -----------    ----------------    -----------
   Current:

     Federal                                $(1,673,000)   $(2,169,000)        $(2,908,000)   $(4,462,000)

     State                                     (201,000)      (129,000)           (351,000)      (260,000)

   Deferred:

     Federal                                   (487,000)       (59,000)         (1,099,000)      (155,000)

     State                                      (56,000)        (1,000)           (126,000)        (9,000)

                                            -----------    -----------    ----------------    -----------



                                            $(2,417,000)   $(2,358,000)        $(4,484,000)   $(4,886,000)

                                            ===========    ===========    ================    ===========


   HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal income taxes amounting $1,826,000 and $4,693,000, respectively, and state income taxes amounting to $196,000 and $28,000, respectively, during the six month periods ended June 30, 1997 and 1996. Deferred taxes are computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




   The components of HCA's net deferred tax liability at June 30, 1997 and December 31, 1996 are as follows:

                                             JUNE 30,     DECEMBER 31,
                                               1997           1996
                                           ------------   -------------

    Deferred tax assets:
      Allowance for doubtful accounts      $   346,000     $   375,000
      Other liabilities and reserves         1,117,000       1,130,000
                                           -----------     -----------

        Total deferred tax assets            1,463,000       1,505,000
                                           -----------     -----------

    Deferred tax liabilities:
      Depreciation and amortization         (3,310,000)     (2,127,000)
                                           -----------     -----------

    Net deferred tax liability             $(1,847,000)    $  (622,000)
                                           ===========     ===========

   Receivables and payables in connection with the aforementioned tax allocation agreements at June 30, 1997 and December 31, 1996 are as follows:

                                   JUNE 30,     DECEMBER 31,
                                     1997           1996
                                 ------------   -------------


   Deferred tax assets           $ 1,213,000     $ 1,421,000
   Due (to) from affiliates          (79,000)      1,002,000
   Deferred tax liabilities       (2,842,000)     (2,043,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

   Pursuant to a management services agreement, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership which, prior to April 1, 1997, was wholly owned by GBCC. Effective as of April 1, 1997, HCC acquired the general partnership interest in PML. The base management fee is equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $1,445,000 and $1,528,000, respectively, during the three month periods ended June 30, 1997 and 1996 and $4,172,000 and $4,471,000, respectively, during the six month periods ended June 30, 1997 and 1996. Management and incentive fees payable at June 30, 1997 and December 31, 1996 were $655,000 and $2,096,000, respectively.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




   HCA incurred interest with respect to its promissory note payable to HCC (see
Note 2) amounting to $1,243,000 and $2,487,000, respectively, for each of the three and six month periods ended June 30, 1997 and 1996. Interest payable to HCC on such notes amounted to $1,050,000 at both June 30, 1997 and December 31, 1996 and is included in accrued interest payable in the accompanying balance sheets.

   HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. During the three month periods ended June 30, 1997 and 1996, such transactions totaled $119,000 and $255,000, respectively. Such transactions totaled $250,000 and $512,000, respectively, during the six month periods ended June 30, 1997 and 1996. At June 30, 1997 and December 31, 1996, HCA had payables amounting to $88,000 and $138,000, respectively, in connection with such charges.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                          JUNE 30,      DECEMBER 31,
                                                            1997            1996
                                                        -------------   -------------
                                     ASSETS

Current Assets:
 Cash and cash equivalents                              $ 10,581,000    $  9,321,000
 Accounts receivable, net of allowances of
  $870,000 and $622,000, respectively                      1,089,000       1,363,000
 Inventories                                                 639,000         672,000
 Deferred income taxes                                     1,823,000         953,000
 Prepaid expenses and other current assets                 1,170,000         854,000
                                                        ------------    ------------

  Total current assets                                    15,302,000      13,163,000
                                                        ------------    ------------

Investment in Tunica Golf Course, LLC                      2,000,000               -
                                                        ------------    ------------

Property and Equipment:
 Land and improvements                                     3,060,000       3,060,000
 Buildings                                                73,420,000      73,348,000
 Barges                                                    2,524,000       2,524,000
 Operating equipment                                      36,276,000      35,724,000
 Construction in progress                                    832,000         412,000
                                                        ------------    ------------

                                                         116,112,000     115,068,000
  Less - accumulated depreciation and amortization       (27,499,000)    (22,275,000)
                                                        ------------    ------------

 Net property and equipment                               88,613,000      92,793,000
                                                        ------------    ------------

Other Assets:
 Land rights                                               7,556,000       7,658,000
 Other assets                                              2,546,000       3,006,000
                                                        ------------    ------------

  Total other assets                                      10,102,000      10,664,000
                                                        ------------    ------------

                                                        $116,017,000    $116,620,000
                                                        ============    ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                               JUNE 30,      DECEMBER 31,
                                                 1997            1996
                                             -------------   -------------
   LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations              $    554,000    $  1,511,000
 Accounts payable                               1,644,000       2,797,000
 Accrued liabilities -
  Salaries and wages                            1,347,000       1,254,000
  Interest                                        476,000       2,262,000
  Gaming and other taxes                          611,000         813,000
  Insurance                                     1,308,000       1,063,000
  Other                                         1,711,000       1,824,000
 Other current liabilities                        981,000         752,000
                                             ------------    ------------

 Total current liabilities                      8,632,000      12,276,000
                                             ------------    ------------

Long-Term Debt                                 84,963,000      85,134,000
                                             ------------    ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                   -               -
 Additional paid-in capital                    34,637,000      34,637,000
 Accumulated deficit                          (12,215,000)    (15,427,000)
                                             ------------    ------------

  Total shareholder's equity                   22,422,000      19,210,000
                                             ------------    ------------

                                             $116,017,000    $116,620,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                           ---------------------------
                                               1997           1996
                                           ------------   ------------

Revenues:
 Casino                                    $24,838,000    $20,518,000
 Rooms                                       2,553,000        834,000
 Food and beverage                           3,562,000      2,978,000
 Other                                         310,000        303,000
                                           -----------    -----------

                                            31,263,000     24,633,000
 Less - promotional allowances              (3,909,000)    (2,726,000)
                                           -----------    -----------

   Net revenues                             27,354,000     21,907,000
                                           -----------    -----------

Expenses:
 Casino                                     17,785,000     17,012,000
 Rooms                                         461,000        285,000
 Food and beverage                           1,001,000        909,000
 Other                                         354,000        335,000
 General and administrative                  1,434,000      1,566,000
 Depreciation and amortization               2,680,000      2,824,000
                                           -----------    -----------

   Total expenses                           23,715,000     22,931,000
                                           -----------    -----------

Income (loss) from operations                3,639,000     (1,024,000)
                                           -----------    -----------

Non-operating income (expenses):
 Interest income                                54,000        265,000
 Interest expense, net of capitalized
   interest of $391,000 in 1996             (2,757,000)    (2,380,000)
 Loss on disposal of assets                          -        (19,000)
                                           -----------    -----------

   Total non-operating expenses, net        (2,703,000)    (2,134,000)
                                           -----------    -----------

Income (loss) before income taxes              936,000     (3,158,000)
Income tax benefit                             845,000              -
                                           -----------    -----------

Net income (loss)                          $ 1,781,000    $(3,158,000)
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                           ---------------------------
                                               1997           1996
                                           ------------   ------------

Revenues:
 Casino                                    $49,514,000    $43,236,000
 Rooms                                       4,728,000      1,660,000
 Food and beverage                           6,960,000      5,940,000
 Other                                         576,000        582,000
                                           -----------    -----------

                                            61,778,000     51,418,000
 Less - promotional allowances              (7,445,000)    (5,281,000)
                                           -----------    -----------

   Net revenues                             54,333,000     46,137,000
                                           -----------    -----------

Expenses:
 Casino                                     34,617,000     33,966,000
 Rooms                                         919,000        606,000
 Food and beverage                           2,009,000      1,814,000
 Other                                         685,000        634,000
 General and administrative                  2,880,000      2,894,000
 Depreciation and amortization               5,431,000      5,341,000
                                           -----------    -----------

   Total expenses                           46,541,000     45,255,000
                                           -----------    -----------

Income from operations                       7,792,000        882,000
                                           -----------    -----------

Non-operating income (expenses):
 Interest income                               105,000        684,000
 Interest expense, net of capitalized
   interest of $472,000 in 1996             (5,530,000)    (5,106,000)
 Loss on disposal of assets                          -        (35,000)
                                           -----------    -----------

   Total non-operating expenses, net        (5,425,000)    (4,457,000)
                                           -----------    -----------

Income (loss) before income taxes            2,367,000     (3,575,000)
Income tax benefit                             845,000              -
                                           -----------    -----------

Net income (loss)                          $ 3,212,000    $(3,575,000)
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                              ---------------------------------
                                                                    1997              1996
                                                              -----------------   -------------

OPERATING ACTIVITIES:
 Net income (loss)                                                 $ 3,212,000    $ (3,575,000)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization                                     5,431,000       5,341,000
   Loss on sale of assets                                                    -          35,000
   Provision for doubtful accounts                                     240,000         252,000
   Deferred income tax benefit                                        (845,000)              -
   Decrease (increase) in accounts receivable                           34,000         (25,000)
   (Decrease) increase in accounts payable
     and accrued expenses                                           (2,916,000)      6,852,000
   Net change in other current assets and liabilities                 (212,000)        (49,000)
   Net change in other noncurrent assets and liabilities               487,000        (293,000)
                                                                   -----------    ------------

     Net cash provided by operating activities                       5,431,000       8,538,000
                                                                   -----------    ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                               (1,043,000)    (23,845,000)
 Investment in unconsolidated affiliate                             (2,000,000)              -
 Proceeds from the sale of assets                                            -          53,000
 Decrease in cash restricted for construction projects                       -      15,578,000
                                                                   -----------    ------------

   Net cash used in investing activities                            (3,043,000)     (8,214,000)
                                                                   -----------    ------------

FINANCING ACTIVITIES:
 Repayments of long-term debt                                         (177,000)     (1,367,000)
 Payments on capital lease obligations                                (951,000)       (981,000)
                                                                   -----------    ------------

   Net cash used in financing activities                            (1,128,000)     (2,348,000)
                                                                   -----------    ------------

   Net increase (decrease) in cash and cash equivalents              1,260,000      (2,024,000)
     Cash and cash equivalents at  beginning of period               9,321,000      11,529,000
                                                                   -----------    ------------

     Cash and cash equivalents at end of period                    $10,581,000    $  9,505,000
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

     The financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by HCT without audit. In the opinion of management, these

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCT as of June 30, 1997, the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                    JUNE 30,     DECEMBER 31,
                                      1997           1996
                                  ------------   -------------


 Promissory notes to HCC (a)      $84,045,000     $84,045,000
 Equipment loans (b)                1,224,000       1,401,000
                                  -----------     -----------

   Total indebtedness              85,269,000      85,446,000
  Less - current maturities          (306,000)       (312,000)
                                  -----------     -----------

   Total long-term debt           $84,963,000     $85,134,000
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

(b) The loans outstanding are payable monthly including interest at effective rates ranging from 12.3% to 12.9% per annum and are due in 2000.

 Scheduled payments of long-term debt as of June 30, 1997 are set forth below:

          1997 (six months)      $   135,000
          1998                       354,000
          1999                       400,000
          2000                       335,000
          2001                             -
          Thereafter              84,045,000
                                 -----------

          Total                  $85,269,000
                                 ===========

     Interest paid, net of amounts capitalized, amounted to $7,316,000 and $5,046,000, respectively, during the six month periods ended June 30, 1997 and 1996.

(3)  CAPITAL LEASES

     HCT leases certain gaming and other equipment under capital lease agreements which provide for interest at rates ranging up to 13 1/4% per annum and which expire during 1997. Assets under capital leases with an original cost of $4,814,000 are included in operating equipment in the accompanying consolidated balance sheets at both June 30, 1997 and December 31, 1996. Amortization expense for the three month periods ended June 30, 1997 and 1996 was $263,000 and $389,000, respectively. Such expense amounted to $526,000 and $784,000, respectively, for the six month periods ended June 30, 1997 and 1996. Accumulated amortization at June 30, 1997 and December 31, 1996 with respect to these assets amounted to $4,097,000 and $3,571,000, respectively.

     Future minimum lease payments under capital lease obligations as of June 30, 1997 are $251,000 in 1997 of which $3,000 represents interest, resulting in a current capital lease obligation of $248,000.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




(4)  INCOME TAXES

     Components of HCT's benefit for income taxes for the three and six month periods ended June 30, 1997 and 1996 consisted of the following:

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                        -------------------------   ------------------------------
                                           1997          1996          1997             1996
                                        ----------   ------------   -----------   -----------------

Benefit in lieu of (provision for)
 federal income taxes:
 Current                                $(235,000)   $ 1,221,000    $ (543,000)        $ 1,627,000
 Deferred                                 372,000       (172,000)      185,000            (432,000)
 Valuation allowance                      708,000     (1,049,000)    1,203,000          (1,195,000)
                                        ---------    -----------    ----------         -----------
                                        $ 845,000    $         -    $  845,000         $         -
                                        =========    ===========    ==========         ===========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal income taxes of $158,000 during the six month period ended June 30, 1997; no federal taxes were paid during the six month period ended June 30, 1996. HCT paid no state income taxes during either of the six month periods ended June 30, 1997 or 1996.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

     HCT has tax net operating loss carryforwards ("NOL's") totaling approximately $16,000,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during the first half of 1997 and the expectation of future taxable income, management believes that it is more likely than not that at least a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,040,000 and $1,037,000 at June 30, 1997 and December 31, 1996, respectively. The ultimate

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




recognition of the current amount of deferred tax assets is dependent on HCT's ability to generate approximately $6,000,000 of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position of HCT.

     The components of the deferred tax asset are as follows:

                                                          JUNE 30,     DECEMBER 31,
                                                            1997           1996
                                                        ------------   -------------
     Deferred tax assets:
       Net operating loss carryforwards                 $ 5,436,000     $ 6,138,000
       Alternative minimum tax credit carryforward          158,000               -
       Allowance for doubtful accounts                      296,000         211,000
       Other liabilities and accruals                       913,000         809,000
                                                        -----------     -----------

         Total deferred tax assets                        6,803,000       7,158,000

     Deferred tax liabilities:
       Depreciation and amortization                     (1,513,000)     (1,668,000)
                                                        -----------     -----------

     Net deferred tax asset                               5,290,000       5,490,000
     Valuation allowance                                 (3,250,000)     (4,453,000)
                                                        -----------     -----------

                                                        $ 2,040,000     $ 1,037,000
                                                        ===========     ===========

     Receivables and payables in connection with HCT's federal income taxes are included in the accompanying financial statements as follows:

                                     JUNE 30,    DECEMBER 31,
                                       1997          1996
                                    ----------   ------------

       Deferred income taxes        $1,823,000       $953,000
       Other noncurrent assets         217,000         84,000

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




(5)  TRANSACTIONS WITH RELATED PARTIES

   Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 during each of the three month periods ended June 30, 1997 and 1996 and $600,000 during each of the six month periods ended June 30, 1997 and 1996.

   HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $133,000 and $191,000, respectively, for the three month periods ended June 30, 1997 and 1996 and $244,000 and $312,000, respectively, for the six month periods ended June 30, 1997 and 1996. At June 30, 1997 and December 31, 1996, HCT had payables of $50,000 and $30,000, respectively, included in accounts payable with respect to such charges.

   Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performs certain administrative and marketing services on behalf of HCT. During the three month periods ended June 30, 1997 and 1996, fees charged to HCT by GBHC totaled $158,000 and $94,000, respectively. Such charges amounted to $340,000 and $287,000, respectively, during the six month periods ended June 30, 1997 and 1996. At June 30, 1997 and December 31, 1996, HCT had payables of $111,000 and $99,000, respectively, included in accounts payable with respect to such charges.

   HCT is charged for certain legal, accounting, and other expenses incurred by HCC that relate to HCT's business. For the three month periods ended June 30, 1997 and 1996, such charges amounted to $119,000 and $129,000, respectively; for the six month periods ended June 30, 1997 and 1996, such charges amounted to $215,000 and $251,000, respectively. At June 30, 1997 and December 31, 1996,
HCT had payables of $75,000 and $226,000, respectively, included in accounts payable with respect to such charges.

(6)  COMMITMENTS AND CONTINGENCIES

GROUND LEASE
------------

   HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and,

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. For the three month periods ended June 30, 1997 and 1996, HCT expensed $1,040,000 and $829,000, respectively, in connection with the ground lease. Such expense totaled $1,968,000 and $1,732,000, respectively, during the six month periods ended June 30, 1997 and 1996.

CREDIT FACILITY
---------------

   HCT has a bank credit facility in the amount of $1,000,000 available through August 15, 1997. No borrowings were outstanding under the credit facility at either June 30, 1997 or December 31, 1996. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports.

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

(7)  LAND RIGHTS

   Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 6); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $889,000 and $787,000, respectively, at June 30, 1997 and December 31, 1996.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

   On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. For the three and six month periods ended June 30, 1996, however, the operations of GBCC are included in the consolidated results of operations of HCC. The following tables set forth the pro forma income (loss) before income taxes for the three and six month periods ended June 30, 1996 of HCC and its subsidiaries, exclusive of GBCC and its subsidiaries (the "HCC Group"), on a basis comparable to the like periods ended June 30, 1997. Other than this presentation, the impact of GBCC's exclusion from the 1997 results of operations will not be addressed in the discussion which follows.

                                                                          THREE MONTHS ENDED JUNE 30, 1996
                                           THREE MONTHS    -------------------------------------------------------------
                                              ENDED          HCC        GBCC AND        ADJUSTMENTS/        FORM 10-Q
                                          JUNE 30, 1997     GROUP     SUBSIDIARIES      ELIMINATIONS      PRESENTATION
                                          --------------   --------   -------------   ----------------   ---------------
                                                                      (amounts in thousands)
Revenues:
  Casino                                        $62,215    $62,085         $65,310            $     -          $127,395
  Rooms                                           2,553        834           3,766                  -             4,600
  Food and beverage                               7,008      6,459           9,211                  -            15,670
  Other                                             780      1,552           3,965             (2,077)            3,440
                                                -------    -------         -------            -------          --------
                                                 72,556     70,930          82,252             (2,077)          151,105
  Less - promotional allowances                  (6,255)    (5,809)         (7,035)                 -           (12,844)
                                                -------    -------         -------            -------          --------

  Net revenues                                   66,301     65,121          75,217             (2,077)          138,261
                                                -------    -------         -------            -------          --------

Expenses:
  Casino                                         42,510     45,565          58,484                  -           104,049
  Rooms                                             461        285           1,422                  -             1,707
  Food and beverage                               2,201      1,791           3,193                  -             4,984
  Other                                             771        424           1,074                  -             1,498
  General and administrative                      4,269      4,712           5,180               (240)            9,652
  Management and consulting fees                    300      1,828               -             (1,828)                -
  Depreciation and amortization                   4,944      5,704           5,346                 (9)           11,041
  Development                                       590        345               -                  -               345
                                                -------    -------         -------            -------          --------
    Total expenses                               56,046     60,654          74,699             (2,077)          133,276
                                                -------    -------         -------            -------          --------
Income from operations                           10,255      4,467             518                  -             4,985
  Interest expense, net                          (7,209)    (6,344)         (9,351)             2,104           (13,591)
  Gain  (loss) on disposal of assets                 (4)       (20)             (2)                 -               (22)
                                                -------    -------         -------            -------          --------
Income (loss) before income taxes
  and other item                                $ 3,042    $(1,897)        $(8,835)           $ 2,104          $ (8,628)
                                                =======    =======         =======            =======          ========

   Net revenues of the HCC Group for the three month period ended June 30, 1997 were $66.3 million, a slight increase (1.8%) from the $65.1 million during the same period of 1996. The increase includes a decrease in net revenues at the Aurora Casino of $4.1 million which was more than offset by an increase in net revenues at the Tunica Casino of $5.4 million.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



   Operating expenses decreased by $4.6 million to $56.1 million during the three month period ended June 30, 1997 from $60.7 million during the same period of 1996. Consequently, overall income from operations for the HCC Group increased by $5.8 million (129.6%) during the second quarter of 1997 compared to the same period of 1996. The second quarter 1997 results include the operations of Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino. HCC acquired the general partnership interest in PML as of April 1, 1997. PML's income from operations amounted to $1.1 million during the second quarter of 1997. Income from operations after management fees at the Aurora Casino was basically unchanged during the three month period ended June 30, 1997 compared with 1996 despite increased competition in its market; income from operations after consulting fees at the Tunica Casino increased by $4.7 million to $3.6 million primarily attributable to the opening of its new hotel tower.

                                                                           SIX MONTHS ENDED JUNE 30, 1996
                                           SIX MONTHS      ------------------------------------------------------------
                                              ENDED           HCC        GBCC AND       ADJUSTMENTS/       FORM 10-Q
                                          JUNE 30, 1997      GROUP     SUBSIDIARIES     ELIMINATIONS      PRESENTATION
                                          --------------   ---------   -------------   ---------------   --------------
                                                                     (amounts in thousands)
Revenues:
  Casino                                       $125,750    $126,970        $122,915           $     -         $249,885
  Rooms                                           4,728       1,660           7,290                 -            8,950
  Food and beverage                              13,722      12,734          18,161                 -           30,895
  Other                                           1,602       2,996           9,563            (5,567)           6,992
                                               --------    --------        --------           -------         --------
                                                145,802     144,360         157,929            (5,567)         296,722
  Less - promotional allowances                 (12,031)    (11,192)        (14,154)                -          (25,346)
                                               --------    --------        --------           -------         --------

  Net revenues                                  133,771     133,168         143,775            (5,567)         271,376
                                               --------    --------        --------           -------         --------

Expenses:
  Casino                                         84,981      89,914         112,978                 -          202,892
  Rooms                                             919         606           2,601                 -            3,207
  Food and beverage                               4,409       3,598           6,144                 -            9,742
  Other                                           1,544         725           2,032                 -            2,757
  General and administrative                      8,320       9,287          10,257              (480)          19,064
  Management and consulting fees                  3,327       5,071               -            (5,071)               -
  Depreciation and amortization                   9,860      11,053          10,601               (18)          21,636
  Development                                       895         542               -                 -              542
                                               --------    --------        --------           -------         --------
    Total expenses                              114,255     120,796         144,613            (5,569)         259,840
                                               --------    --------        --------           -------         --------
Income from operations                           19,516      12,372            (838)                2           11,536
  Interest expense, net                         (14,373)    (13,028)        (18,637)            4,172          (27,493)
  Gain (loss) on disposal of assets                 411         (36)             13                 -              (23)
                                               --------    --------        --------           -------         --------
Income (loss) before income taxes
  and other item                               $  5,554    $   (692)       $(19,462)          $ 4,174         $(15,980)
                                               ========    ========        ========           =======         ========

   Net revenues of the HCC Group for the six month period ended June 30, 1997 were $133.8 million, a slight increase (.5%) from the $133.2 million during the same period of 1996. The increase reflects a

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


decrease in net revenues at the Aurora Casino of $7.5 million offset by an increase in net revenues at the Tunica Casino of $8.2 million.

   Operating expenses decreased by $6.5 million to $114.3 million during the six month period ended June 30, 1997 from $120.8 million during the same period of 1996. Consequently, overall income from operations for the HCC Group (including $1.1 million generated by PML) increased by $7.1 million (57.7%) during the first half of 1997 compared to the same period of 1996. Income from operations after management fees at the Aurora Casino decreased by $1.3 million during the six month period ended June 30, 1997 compared with 1996 as a result of increased competition in its market; income from operations after consulting fees at the Tunica Casino increased by $6.9 million to $7.8 million primarily attributable to the opening of its new hotel tower.

AURORA CASINO

   GENERAL

   Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $9.4 million and $19.4 million, respectively, for the three and six month periods ended June 30, 1997 compared to $9.5 million and $21 million, respectively, during the 1996 periods. The declines are primarily attributable to increased competition from the opening in northern Indiana of three riverboat gaming operations during June 1996 and a fourth operation in April 1997 which more than doubled gaming capacity in the Chicago area. The new facilities have added approximately 7,600 gaming positions to the Chicago area; the existing Illinois riverboats in the Chicago area have only 5,800 gaming positions. The Indiana facilities are more convenient to certain areas within the Chicago market, primarily the south side of Chicago, and have served to reduce patronage to the Aurora Casino from those areas.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and six month periods ended June 30, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                            JUNE 30,                         JUNE 30,
                                  -----------------------------   ---------------------------------
                                      1997            1996            1997              1996
                                  -------------   -------------   -------------   -----------------
REVENUES:
 Table games                      $ 11,633,000    $ 13,390,000    $ 23,967,000      $   27,643,000
 Slot machines                      25,578,000      28,177,000      52,103,000          56,091,000
 Poker revenues                        166,000               -         166,000                   -
                                  ------------    ------------    ------------      --------------

  Total                           $ 37,377,000    $ 41,567,000    $ 76,236,000      $   83,734,000
                                  ============    ============    ============      ==============

TABLE GAMES:
 Gross wagering (drop) (1)        $ 65,636,000    $ 76,852,000    $135,321,000      $  160,534,000
 Hold percentage (2)                      17.7%           17.4%           17.7%               17.2%

SLOT MACHINES:
 Gross wagering (handle) (1)      $465,502,000    $507,036,000    $936,159,000      $1,012,210,000
 Hold percentage (2)                       5.5%            5.6%            5.6%                5.5%
-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

   Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle decreased $52.8 million (9%) and $101.3 million (8.6%), respectively, during the three and six month periods ended June 30, 1997 from the comparable 1996 periods. The overall decrease in casino wagering reflects the aforementioned addition of significant gaming capacity in the Chicago market area from newly opened Indiana gaming operations. However, the Illinois-based riverboat operators located closer to the new Indiana facilities and which drew a greater percentage of their customers from areas now more conveniently served by the Indiana facilities suffered a greater loss of patronage than the Aurora Casino. The Aurora Casino's decreases in gross wagering compare favorably with the decreases in gross wagering for the two Joliet, Illinois riverboat operators which, based on information published by the Illinois Gaming Board, suffered combined decreases in gross wagering of 28.3% and 29.8%, respectively, during the three and six month periods ended June 30, 1997 compared to the same periods in 1996. Accordingly, the Aurora Casino's location and resulting customer base west of Chicago together with the success of its capital improvements program, including the completion of a new 500-space parking garage facility during September 1996, have helped maintain patron volume.

   REVENUES

   Overall, casino revenues decreased $4.2 million (10.1%) and $7.5 million (9%), respectively, during the three and six month periods ended June 30, 1997 compared to the same periods of 1996. Table game revenues decreased $1.8 million (13.1%) during the second quarter of 1997 and $3.7 million (13.3%)

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



during the first half of 1997 compared to the same periods of 1996 as the 14.6% and 15.7% decreases in drop were partially offset by increases in the table game hold percentage. The 8.2% and 7.5% decreases in slot machine handle during the second quarter and first six months of 1997, respectively, were slightly impacted by changes in the slot hold percentage, resulting in three and six month periods ended June 30, 1997 slot machine revenue decreases of $2.6 million (9.2%) and $4 million (7.1%), respectively, compared to the same periods of 1996. Casino revenues were also impacted by the introduction of Poker during the second quarter of 1997 which generated revenues amounting to $166,000.

   Food and beverage revenues at the Aurora Casino did not change significantly during the three or six month periods ended June 30, 1997 compared to the same periods of 1996. Other revenues decreased by $620,000 (57.7%) and $1.3 million (59.3%), respectively, during the three and six month periods ended June 30, 1997 compared to the 1996 periods primarily due to the elimination of garage and valet parking revenues for competitive reasons.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 60.2% and 60.1%, respectively, during the three and six month periods ended June 30, 1997 compared to 67.7% and 66.2%, respectively, during the like periods of 1996. The decreases from the prior year periods reflect decreases in promotional activity with respect to parking as noted previously.

   DEPARTMENTAL EXPENSES

   Casino expenses decreased by $3.8 million (13.4%) and $5.6 million (10%), respectively, during the three and six month periods ended June 30, 1997 compared to 1996 reflecting decreases of similar magnitude in casino revenues together with decreased promotional activities and reduced staffing levels.

   Food and beverage expenses increased $318,000 (36.1%) and $616,000 (34.5%), respectively, during the 1997 three and six month periods compared to 1996 as a result of reduced allocations to the casino department. Other expenses increased $393,000 during the second quarter of 1997 and $784,000 during the first six months of 1997 compared to 1996 reflecting an extremely low amount of such costs during the 1996 periods as a result of allocations made to other departments. Food and beverage and other services to casino patrons are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

TUNICA CASINO

   GENERAL

   Income from operations at the Tunica Casino, adjusted to exclude consulting fees payable to a subsidiary of GBCC, amounted to $3.9 million and $8.4 million, respectively, for the three and six month periods ended June 30, 1997 compared to a loss from operations of $724,000 and income from operations of $1.5 million during the same periods of 1996. The increases are primarily attributable to the opening of the Tunica Casino's new 352-room hotel tower in September 1996 which increased room capacity by over 225% and added luxury suites, meeting space and other amenities. The Tunica market has experienced significant growth over the past few years with increased competition as a consequence.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



Harrah's Entertainment, Inc., which currently owns two casinos in the cluster of gaming facilities where the Tunica Casino is located, has closed its smaller facility while continuing its efforts to sell the property.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and six month periods ended June 30, 1997 and 1996. Published local and state-wide industry information is limited in both detail and availability; accordingly, comparable data for other casino operators is unavailable.

                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                             JUNE 30,                         JUNE 30,
                                  -----------------------------   ---------------------------------
                                      1997            1996              1997              1996
                                  -------------   -------------   -----------------   -------------
CASINO REVENUES:
 Table games                      $  4,052,000    $  3,412,000        $  8,416,000    $  7,931,000
 Slot machines                      20,521,000      16,826,000          40,578,000      34,760,000
 Poker revenues                        265,000         280,000             520,000         545,000
                                  ------------    ------------        ------------    ------------

  Total                           $ 24,838,000    $ 20,518,000        $ 49,514,000    $ 43,236,000
                                  ============    ============        ============    ============

TABLE GAMES:
 Gross wagering (drop) (1)        $ 19,081,000    $ 20,943,000        $ 39,469,000    $ 42,430,000
 Hold percentage (2)                      21.2%           16.3%               21.3%           18.7%

SLOT MACHINES:
 Gross wagering (handle) (1)      $407,248,000    $335,650,000        $791,052,000    $672,128,000
 Hold percentage (2)                       5.0%            5.0%                5.1%            5.2%

-----------------------------


(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $69.7 million (19.6%) and $116 million (16.2%), respectively, during the three and six month periods ended June 30, 1997 compared to the same periods in 1996. The additional patron volume is directly attributable to the hotel expansion completed in September 1996. Slot machine handle during the second quarter and first half of 1997 increased by $71.6 million (21.3%) and $118.9 million (17.7%), respectively. Table game drop showed decreases of $1.9 million (8.9%) and $3 million (7%), respectively, in 1997 compared to the 1996 periods as the popularity of slot machines continues to grow.

     REVENUES

     Casino revenues increased $4.3 million (21.1%) and $6.3 million (14.5%), respectively, during the three and six month periods ended June 30, 1997 compared to the 1996 periods. Table game revenues suffered from declines in wagering of 8.9% and 7%, respectively; however, increases in the hold percentage compared to the same periods of 1996 offset such declines resulting in table game revenues

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



increasing 18.8% and 6.1%, respectively. Slot machine revenue growth reflects the significant increase in slot machine gross wagering as discussed above, partially offset by a slight decrease in the slot machine hold percentages during the six month period ended June 30, 1997 compared to 1996.

     Rooms revenue increased $1.7 million (206.1%) and $3.1 million (184.8%), respectively, during the three and six month periods ended June 30, 1997 compared to the same periods in 1996. These increases result from the opening of the Tunica Casino's new 352-room hotel tower during the third quarter of 1996. Hotel occupancy rates have decreased slightly as a result of the additional room capacity, declining from nearly 100% in both the second quarter and first half of 1996 to approximately 97% and 92%, respectively, during the three and six month periods ended June 30, 1997. Food and beverage revenues increased $584,000 (19.6%) and $1 million (17.2%), respectively, during the second quarter and first six months of 1997 compared to the same periods in 1996 due to increased patron volume as reflected in the increase in gross wagering and attributable largely to the opening of the new hotel tower. Other revenues did not change significantly during the 1997 periods compared to 1996.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Although promotional allowances increased by nearly $1.2 million and $2.2 million during the 1997 periods, such allowances, as a percentage of rooms, food and beverage and other revenues, decreased to 60.8% and 60.7%, respectively, during the second quarter and first six months of 1997 compared to 66.2% and 64.5%, respectively, during the same periods of 1996. The dollar increases in promotional allowances reflect the increased availability of rooms for promotional activities while the percentage decreases demonstrate the success of the Tunica Casino's programs in generating additional revenues. The 1997 percentage decreases also result from a disproportionately high use of hotel and food and beverage complimentaries during the 1996 periods as part of the Tunica Casino's promotional activities with respect to the opening of the "Adventure Slots" attraction.

     DEPARTMENTAL EXPENSES

     Casino expenses did not change significantly during the three and six month periods ended June 30, 1997 compared to the same periods of 1996. In spite of increased casino volume, marketing and promotional activities were significantly reduced compared to the first quarter of 1996 when the "Adventure Slots" attraction opened.

     Rooms expense increased $176,000 (61.8%) and $313,000 (51.7%), respectively, during the three and six month periods ended June 30, 1997 compared to the same periods of 1996 due to the Tunica Casino's new hotel tower, offset somewhat by increased promotional activity, the cost of which is allocated to the casino department.

     Food and beverage expense increased $92,000 (10.1%) and $195,000 (10.7%), respectively, during the second quarter and first half of 1997 compared to the same periods in 1996 primarily due to increased patron volume associated with the opening of the new hotel tower and additional dining outlets. Such increases were partially offset by increased promotional activity, the cost of which is allocated to the casino department. Other expenses increased $19,000 (5.7%) and $51,000 (8%), respectively, during the 1997 periods compared to the prior year due to increased costs associated with merchandise sales and theater entertainment. Rooms, food and beverage and other departmental expenses are, for the most part,

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

OTHER HCC GROUP ITEMS
---------------------

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the HCC Group decreased by $443,000 (9.4%) and $967,000 (10.4%), respectively, during the second quarter and first six months of 1997 compared to the same periods in 1996. Such expenses at the Aurora Casino (net of management fees) decreased by 11.6% and 10.5%, respectively, for the three and six month periods ended June 30, 1997 from the prior year periods as a result of management's efforts to control costs. The Tunica Casino achieved cost reductions in this area of 10.4% (net of consulting fees) for the three month period ended June 30, 1997 compared to the prior year as cost containment efforts brought the year to date expenses in line with the previous year following higher first quarter costs associated with the new hotel tower. The remaining corporate general and administrative expense decreases of 7.1% and 15.9% for the three and six month periods, respectively, result from reductions in corporate overhead costs, primarily in salaries and professional fees.

     MANAGEMENT AND CONSULTING FEES

     The decrease in management and consulting fees during the 1997 periods is primarily attributable to the acquisition by HCC of the general partnership interest in PML. PML is now included in the consolidated results of operations of HCC; consequently, management fees earned from the Aurora Casino subsequent to April 1, 1997 have been eliminated in consolidation.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased $760,000 (13.3%) and $1.2 million (10.8%), respectively, during the three and six month periods ended June 30, 1997 compared to the 1996 periods. Although completion of a parking garage at the Aurora Casino and a new hotel tower at the Tunica Casino during the third quarter of 1996 significantly increased the amount of depreciable assets, the revision in estimated useful lives of buildings and certain operating equipment effective October 1, 1996 resulted in an overall decrease in depreciation and amortization.

     DEVELOPMENT EXPENSES

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs increased by $245,000 (71%) and $353,000 (65.1%), respectively, during the three and six month periods ended June 30, 1997 compared to the 1996 periods primarily as a result of costs incurred with respect to HCC's efforts in being awarded the last available gaming license in Louisiana. During the second quarter of 1997, HCC's joint venture partner in the Louisiana project withdrew from the casino portion of the project. Consequently, Louisiana gaming authorities reopened the bidding process for the license which had been conditionally awarded to the HCC joint venture in March 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



     INTEREST

     Interest income decreased $215,000 (34%) and $468,000 (36.3%), respectively, for the three and six month periods ended June 30, 1997 compared to the same periods of 1996. The decreases result from interest earned on cash restricted for construction projects during 1996; such cash was spent during 1996 in connection with construction projects.

     Interest expense increased $650,000 (9.3%) and $877,000 (6.1%), respectively, during the three and six month periods ended June 30, 1997 compared to the prior year periods primarily due to additional interest incurred with respect to the new parking garage at the Aurora Casino which is treated as a capital lease for financial reporting purposes and to the capitalization of interest at the Tunica Casino with respect to construction of its new hotel tower during the 1996 periods.

     GAIN (LOSS) ON DISPOSAL OF ASSETS

     The gain during the first half of 1997 resulted from the sale of a company-owned aircraft.

     INCOME TAX (PROVISION)  BENEFIT

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $12.5 million, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $200,000, which do not begin to expire until the year 2008.

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheets reflect the recording of net deferred tax assets of $4.8 million and $6.5 million as of June 30, 1997 and December 31, 1996, respectively. In the absence of a "change of control" as discussed below, the ultimate recognition of the current amount of net deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $14 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since their openings on June 17, 1993 and August 8, 1994, respectively, the Aurora Casino and the Tunica Casino have become the principal sources of liquidity and capital resources for HCC. Prior to the commencement of operations of the Aurora facility, HCC's principal business activity was its approximate 80% ownership of GBCC. GBCC's principal sources of liquidity and capital resources were cash flow from the Sands, proceeds from debt financings and proceeds from asset sales.

     OPERATING ACTIVITIES

     The operations of the Aurora Casino continue to be HCC's primary source of liquidity and capital resources, having contributed approximately $11.8 million of cash flow from operations during the first six months of 1997 after deducting the payment of $5.6 million of management fees. The Tunica Casino provided $5.4 million of cash from operations during the first half of 1997 after deducting the payment of $600,000 of consulting fees to GBCC. HCC's other sources of funds have historically included the repayment of principal and interest on intercompany loans made to GBCC and interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first six months of 1997 included costs to pursue development opportunities ($895,000) and corporate overhead costs ($3.4 million).

     During the first six months of 1997, cash flow from operations, proceeds from the sale of an airplane and existing cash were used by HCC to fund capital expenditures of $2.2 million, to make a $2 million contribution toward construction of a golf course to benefit the Tunica Casino, to repay third party indebtedness of $4 million and to make payments under capital lease obligations of $1.2 million.

     FINANCING ACTIVITIES

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

     At June 30, 1997, HCT has a $1 million bank credit facility available through August 15, 1997 on which no borrowings were outstanding. Borrowings on the line of credit accrue interest at the rate of prime plus 1 1/2% per annum.

     Effective as of April 1, 1997, HCC acquired from PPI Corporation, a GBCC subsidiary, the general partnership interest in the limited partnership which holds the Aurora management agreement. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.75 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of partnership distributions now being made to HCC.

     As of June 30, 1997, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1997 are approximately $4.5 million and $1.6 million, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



     CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

     Capital expenditures at the Aurora Casino during the first half of 1997 were $1.2 million; management anticipates spending $2 million during the remainder of 1997 primarily for its ongoing capital improvements program with no major projects currently scheduled.

     Capital expenditures at the Tunica Casino during the first half of 1997 amounted to $1 million; management anticipates spending $1.6 million during the remainder of 1997 primarily for its ongoing program of capital improvements.

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

PART II:  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT

10.30 General Partnership Interest Purchase Agreement dated as of April 1, 1997 by and between HWCC-Aurora Management, Inc. and PPI Corporation.

       The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1997.


SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOLLYWOOD CASINO CORPORATION


Date:  August 12, 1997              By: /s/  John C. Hull
       -----------------               -----------------------------
                                                John C. Hull
                                          Corporate Controller and
                                        Principal Accounting Officer



                                     HWCC - TUNICA, INC.


Date:  August 12, 1997                By: /s/  John C. Hull
       -----------------                 ---------------------------
                                                John C. Hull
                                         Principal Accounting Officer

                               INDEX TO EXHIBITS
                               -----------------


10.30 General Partnership Interest Purchase Agreement dated as of April 1, 1997 by and between HWCC-Aurora Management, Inc. and PPI Corporation.