Form 10-Q
period 1997-09-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1997-11-13
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1997
                                ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number       33-48887
                       ----------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

             DELAWARE                                       75-2352412
              TEXAS                                         75-2513808
----------------------------------------   -------------------------------------
 (States or other jurisdictions of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.'s)

    TWO GALLERIA TOWER, SUITE 2200
       13455 NOEL ROAD, LB 48
          DALLAS, TEXAS                                        75240
----------------------------------------   -------------------------------------
(Address of principal executive offices)                     (Zip Code)

(Registrants' telephone number, including area code)        (972) 392-7777
                                                      --------------------------

                               (NOT APPLICABLE)
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES   X        NO
                                                       ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                           Outstanding at November 11, 1997
----------------------------                   --------------------------------
HOLLYWOOD CASINO CORPORATION                            24,859,968 SHARES
    HWCC-TUNICA, INC.                                     1,000 SHARES

                                        Class
                          ------------------------------
                          COMMON STOCK, $.0001 PAR VALUE
                           COMMON STOCK, $.01 PAR VALUE

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

   The consolidated financial statements and the financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of September 30, 1997, and the results of their operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1996 Annual Report on Form 10-K.

          Historically, the Aurora Casino has experienced some degree of seasonality and management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. Consequently, the results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1997           1996
                                                    -------------   ------------
Current Assets:
 Cash and cash equivalents                           $ 44,049,000   $ 21,488,000
 Accounts receivable, net of allowances of
  $1,843,000 and $1,693,000, respectively               2,633,000      3,140,000
 Inventories                                            1,377,000      1,620,000
 Deferred income taxes                                  2,807,000      4,271,000
 Prepaid expenses and other
  current assets                                        1,648,000      1,691,000
 Due from affiliates                                    7,570,000      7,641,000
                                                     ------------   ------------

  Total current assets                                 60,084,000     39,851,000
                                                     ------------   ------------

Investment in unconsolidated affiliate                  2,000,000              -
                                                     ------------   ------------

Property and Equipment:
 Land and land improvements                             5,856,000      5,845,000
 Buildings and improvements                           119,515,000    119,501,000
 Riverboats and barges                                 39,494,000     39,494,000
 Operating equipment                                   69,698,000     69,713,000
 Construction in progress                               1,574,000        687,000
                                                     ------------   ------------

                                                      236,137,000    235,240,000
 Less - accumulated depreciation
  and amortization                                    (62,581,000)   (49,740,000)
                                                     ------------   ------------

  Net property and equipment                          173,556,000    185,500,000
                                                     ------------   ------------

Other Assets:
 Deferred financing costs                               5,866,000      6,565,000
 Notes receivable                                      10,000,000     10,000,000
 Land rights                                            7,505,000      7,658,000
 Due from affiliates, net of valuation allowance       28,000,000     36,597,000
 Land held for sale, net of allowance                  12,701,000     14,501,000
 Other assets                                           5,920,000      7,413,000
                                                     ------------   ------------

  Total other assets                                   69,992,000     82,734,000
                                                     ------------   ------------

                                                     $305,632,000   $308,085,000
                                                     ============   ============


   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1997           1996
                                                 -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                  $   8,251,000   $   8,282,000
 Accounts payable                                    3,020,000       5,407,000
 Accrued liabilities -
  Salaries and wages                                 5,578,000       3,531,000
  Interest                                          11,593,000       4,734,000
  Insurance                                          3,043,000       2,140,000
  Other                                              5,184,000       5,101,000
 Due to affiliates                                     250,000       2,534,000
 Other current liabilities                           2,265,000       1,945,000
                                                 -------------   -------------

  Total current liabilities                         39,184,000      33,674,000
                                                 -------------   -------------

Long-Term Debt                                     200,428,000     202,057,000
                                                 -------------   -------------

Capital Lease Obligations                           21,282,000      21,707,000
                                                 -------------   -------------

Other Noncurrent Liabilities                         5,608,000       5,503,000
                                                 -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership             1,973,000               -
                                                 -------------   -------------

Shareholders' Equity:
 Common Stock:
  Class A common stock, $.0001 par value
    per share; 50,000,000 shares authorized;
    24,860,000 and 24,760,000 shares issued
    and outstanding, respectively                        2,000           2,000
  Class B, non-voting, $.01 par value per
    share; 10,000,000 shares authorized; no
    shares issued                                            -               -
 Additional paid-in capital                        223,234,000     235,606,000
 Accumulated deficit                              (186,079,000)   (190,464,000)
                                                 -------------   -------------

  Total shareholders' equity                        37,157,000      45,144,000
                                                 -------------   -------------

                                                 $ 305,632,000   $ 308,085,000
                                                 =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        1997          1996
                                                    ------------  -------------
Revenues:
 Casino                                             $65,605,000   $124,724,000
 Rooms                                                2,725,000      5,361,000
 Food and beverage                                    7,501,000     15,973,000
 Other                                                  911,000      3,488,000
                                                    -----------   ------------

                                                     76,742,000    149,546,000
 Less - promotional allowances                       (6,903,000)   (13,302,000)
                                                    -----------   ------------

  Net revenues                                       69,839,000    136,244,000
                                                    -----------   ------------

Expenses:
 Casino                                              44,647,000     99,002,000
 Rooms                                                  452,000      1,508,000
 Food and beverage                                    2,279,000      6,054,000
 Other                                                  858,000      2,625,000
 General and administrative                           4,261,000      9,066,000
 Management and consulting fees                         300,000              -
 Depreciation and amortization                        4,778,000     10,161,000
 Development                                            298,000        179,000
                                                    -----------   ------------

   Total expenses                                    57,873,000    128,595,000
                                                    -----------   ------------

Income from operations                               11,966,000      7,649,000
                                                    -----------   ------------

Non-operating income (expenses):
 Interest income                                        470,000        685,000
 Interest expense, net of capitalized interest
  of $534,000 in 1996                                (7,570,000)   (14,524,000)
 Loss on disposal of assets                                   -       (635,000)
                                                    -----------   ------------

  Total non-operating expenses, net                  (7,100,000)   (14,474,000)
                                                    -----------   ------------

Income (loss) before income taxes and other item      4,866,000     (6,825,000)
Income tax provision                                 (1,191,000)    (1,596,000)
                                                    -----------   ------------

Income (loss) before other item                       3,675,000     (8,421,000)
Minority interest in earnings of Limited
 Partnership (Note 1)                                (1,974,000)             -
                                                    -----------   ------------

Net income (loss)                                   $ 1,701,000   $ (8,421,000)
                                                    ===========   ============

Net income (loss) per common share                  $      0.07   $      (0.34)
                                                    ===========   ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        1997           1996
                                                    -------------  ------------
Revenues:
 Casino                                             $191,355,000   $374,609,000
 Rooms                                                 7,453,000     14,311,000
 Food and beverage                                    21,223,000     46,868,000
 Other                                                 2,513,000     10,480,000
                                                    ------------   ------------

                                                     222,544,000    446,268,000
 Less - promotional allowances                       (18,934,000)   (38,648,000)
                                                    ------------   ------------

  Net revenues                                       203,610,000    407,620,000
                                                    ------------   ------------

Expenses:
 Casino                                              129,628,000    301,894,000
 Rooms                                                 1,371,000      4,715,000
 Food and beverage                                     6,688,000     15,796,000
 Other                                                 2,402,000      5,382,000
 General and administrative                           12,581,000     28,130,000
 Management and consulting fees                        3,627,000              -
 Depreciation and amortization                        14,638,000     31,797,000
 Development                                           1,193,000        721,000
                                                    ------------   ------------

   Total expenses                                    172,128,000    388,435,000
                                                    ------------   ------------

Income from operations                                31,482,000     19,185,000
                                                    ------------   ------------

Non-operating income (expenses):
 Interest income                                       1,293,000      2,653,000
 Interest expense, net of capitalized interest
  of $1,006,000 in 1996                              (22,766,000)   (43,985,000)
 Gain (loss) on disposal of assets                       411,000       (658,000)
                                                    ------------   ------------

  Total non-operating expenses, net                  (21,062,000)   (41,990,000)
                                                    ------------   ------------

Income (loss) before income taxes and other item      10,420,000    (22,805,000)
Income tax provision                                  (3,280,000)      (526,000)
                                                    ------------   ------------

Income (loss) before other item                        7,140,000    (23,331,000)
Minority interest in earnings of
 Limited Partnership (Note 1)                         (2,755,000)             -
                                                    ------------   ------------

Net income (loss)                                   $  4,385,000   $(23,331,000)
                                                    ============   ============

Net income (loss) per common share                  $       0.18   $      (0.94)
                                                    ============   ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                             1997          1996
                                                                         ------------  -------------

OPERATING ACTIVITIES:
 Net income (loss)                                                       $ 4,385,000   $(23,331,000)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization, including accretion of debt discount     15,301,000     32,375,000
  (Gain) loss on disposal of assets                                         (411,000)       658,000
  Minority interest in earnings of limited partnership                     2,755,000              -
  Provision for doubtful accounts                                            537,000      2,224,000
  Deferred income tax provision                                            2,673,000         85,000
  Increase in accounts receivable                                            (30,000)    (1,014,000)
  Increase in accounts payable and accrued expenses                        7,505,000      6,271,000
  Net change in other current assets and liabilities                        (221,000)    (1,597,000)
  Net change in other noncurrent assets and liabilities                      143,000       (607,000)
                                                                         -----------   ------------

   Net cash provided by operating activities                              32,637,000     15,064,000
                                                                         -----------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                                     (3,527,000)   (48,651,000)
 Collections on notes receivable                                                   -      9,361,000
 Proceeds from sale of assets                                              4,454,000      2,699,000
 Obligatory investments                                                            -     (2,248,000)
 Short-term investments                                                            -     (2,000,000)
 Investments in unconsolidated affiliates                                 (2,000,000)             -
 Increase in cash from purchase of limited partnership interest              451,000              -
 Decrease in cash restricted for construction projects                             -     29,642,000
                                                                         -----------   ------------

 Net cash used in investing activities                                      (622,000)   (11,197,000)
                                                                         -----------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                          -        700,000
 Borrowings on credit facilities                                                   -      2,000,000
 Deferred financing costs                                                    (24,000)      (115,000)
 Repayments of long-term debt                                             (4,968,000)    (5,898,000)
 Payments on capital lease obligations                                    (1,580,000)    (1,910,000)
 Limited partnership distributions                                        (2,882,000)             -
                                                                         -----------   ------------

  Net cash used in financing activities                                   (9,454,000)    (5,223,000)
                                                                         -----------   ------------

  Net increase (decrease) in cash and cash equivalents                    22,561,000     (1,356,000)
   Cash and cash equivalents at beginning of period                       21,488,000     56,538,000
                                                                         -----------   ------------

   Cash and cash equivalents at end of period                            $44,049,000   $ 55,182,000
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

    Net income (loss) per common share for all periods is calculated by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are included in the calculation of net income per share for periods during which income was realized. All common stock equivalents are excluded from the calculation of net loss per share for periods during which a loss was incurred as the effect of their inclusion would be antidilutive. The weighted average number of shares of common stock and common stock equivalents outstanding used for earnings per share calculation purposes was 24,950,000 and 24,926,000, respectively, for the three and nine month periods ended September 30, 1997 and 24,720,000, for both the three and nine month periods ended September 30, 1996.

    The Financial Accounting Standards Board has issued a new standard, "Earnings per Share" ("SFAS 128"). SFAS 128 provides for revisions to the current method of calculating earnings per share and for the disclosure of certain information about the capital structure of the reporting entity. SFAS 128 will become effective on December 15, 1997; early adoption is not permitted. HCC does not believe the new pronouncement will have a material impact on its present calculation of earnings per share.

    The consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by HCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(2) SHORT-TERM CREDIT FACILITIES

    HCT has a bank credit facility in the amount of $1,000,000 available through August 15, 1998. No borrowings were outstanding under the credit facility at either September 30, 1997 or December 31, 1996. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

    Substantially all of HCC's assets are pledged in connection with HCC's long-term indebtedness.

                                                SEPTEMBER 30,   DECEMBER 31,
                                                     1997           1996
                                                -------------   ------------

Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
   of discount of $8,464,000 and $9,127,000,
   respectively (a)                              $201,536,000   $200,873,000
 Promissory note to affiliate (Note 6)              3,594,000              -
 Term note                                                  -      2,150,000
                                                 ------------   ------------

                                                  205,130,000    203,023,000
                                                 ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                          899,000      2,472,000
 Equipment loans                                      690,000      1,472,000
                                                 ------------   ------------

                                                    1,589,000      3,944,000
                                                 ------------   ------------

Indebtedness of HCT:
 Equipment loans                                    1,144,000      1,401,000
                                                 ------------   ------------

     Total indebtedness                           207,863,000    208,368,000
   Less - current maturities                       (7,435,000)    (6,311,000)
                                                 ------------   ------------

     Total long-term debt                        $200,428,000   $202,057,000
                                                 ============   ============


----------------

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

     Scheduled payments of long-term debt as of September 30, 1997 are set forth below:

           1997 (three months)    $  3,507,000
           1998                      6,666,000
           1999                      6,031,000
           2000                      6,059,000
           2001                      5,833,000
           Thereafter              188,231,000
                                  ------------

              Total               $216,327,000
                                  ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     Interest paid, net of capitalized interest, amounted to $15,244,000 and $40,162,000, respectively, during the nine month periods ended September 30, 1997 and 1996.

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

     HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997.

     The original cost of HCA's parking garages is included in buildings in the accompanying consolidated balance sheets at both September 30, 1997 and December 31, 1996 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,260,000 are included in operating equipment in the accompanying consolidated balance sheets at both September 30, 1997 and December 31, 1996. Amortization expense with respect to these assets amounted to $489,000 and $702,000, respectively, during the three month periods ended September 30, 1997 and 1996 and $1,612,000 and $2,012,000, respectively during the nine month periods ended September 30, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     Future minimum lease payments under capital lease obligations as of September 30, 1997 were as follows:

          1997 (three months)                    $    983,000
          1998                                      2,494,000
          1999                                      2,457,000
          2000                                      2,483,000
          2001                                      2,532,000
          Thereafter                               26,719,000
                                                 ------------

          Total minimum lease payments             37,668,000
          Less amount representing interest       (15,570,000)
                                                 ------------
          Present value of future
           minimum lease payments                  22,098,000
          Current capital lease obligation           (816,000)
                                                 ------------

          Long-term capital lease obligation     $ 21,282,000
                                                 ============

(5)  INCOME TAXES

     Components of HCC's provision for income taxes consisted of the following:

                       THREE MONTHS ENDED            NINE MONTHS ENDED
                          SEPTEMBER 30,                SEPTEMBER 30,
                   -------------------------   -------------------------
                       1997          1996          1997          1996
                   -----------   -----------   ------------   ----------
 Current:
  Federal          $         -   $   (72,000)  $          -   $ (72,000)
  State               (250,000)   (1,341,000)      (607,000)   (369,000)

 Deferred:
  Federal             (928,000)            -     (2,534,000)          -
  State                (13,000)     (183,000)      (139,000)    (85,000)
                   -----------   -----------   ------------   ---------

                   $(1,191,000)  $(1,596,000)  $ (3,280,000)  $(526,000)
                   ===========   ===========   ============   =========

     Federal and state tax payments of $469,000 and $214,000 were made by HCC during the nine month periods ended September 30, 1997 and 1996, respectively.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     At September 30, 1997, HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $6,000,000, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $311,000, none of which begin to expire until the year 2008. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $3,753,000 and $6,513,000 at September 30, 1997 and December 31, 1996, respectively.

     The ultimate recognition of the current amount of net deferred tax assets is dependent on HCC and its subsidiaries' ability to generate approximately $11,000,000 of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     The components of the net deferred tax asset were as follows:

                                     SEPTEMBER 30,   DECEMBER 31,
                                          1997           1996
                                     -------------   ------------
Deferred tax assets:
 Net operating loss carryforwards      $ 2,060,000    $ 6,746,000
 Allowance for doubtful accounts         9,426,000      7,316,000
 Investment and jobs tax credits           311,000        213,000
 Basis in limited partnership            2,890,000              -
 Other liabilities and accruals          2,129,000      3,179,000
 Benefits accrual                        1,708,000      1,704,000
 Other                                   1,063,000        750,000
                                       -----------    -----------

  Total deferred tax assets             19,587,000     19,908,000
                                       -----------    -----------

Deferred tax liabilities:
 Depreciation and amortization          (5,697,000)    (4,395,000)
 Amortization of note discount          (1,156,000)    (2,628,000)
                                       -----------    -----------

  Total deferred tax liabilities        (6,853,000)    (7,023,000)
                                       -----------    -----------

Net deferred tax asset                  12,734,000     12,885,000
Valuation allowance                     (8,981,000)    (6,372,000)
                                       -----------    -----------

                                       $ 3,753,000    $ 6,513,000
                                       ===========    ===========

(6)  TRANSACTIONS WITH RELATED PARTIES

     As a result of the distribution by HCC of the GBCC common stock it owned, GBCC is no longer a consolidated subsidiary. Accordingly, transactions between HCC and GBCC and its subsidiaries which previously eliminated in consolidation are now considered transactions with affiliates.

     HCC had advanced funds to GBCC totaling $6,750,000 and $7,750,000 as of September 30, 1997 and December 31, 1996, respectively. Included in the balance at December 31, 1996 was a $1,000,000, 14% note receivable from PML which, together with the related interest, is now eliminated in consolidation as a result of HCC's acquisition of the general partnership interest in PML. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. An additional $250,000 note is due on demand, or if no demand is made, on April 1, 1998 and bears interest at the rate of 14% per annum, payable semiannually. Interest receivable amounting to $602,000 and $323,000 is included in due from affiliates in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively. The payment of principal and interest to HCC on such borrowings is subject to the approval of the New Jersey Casino Control Commission. Interest income accrued on loans and advances to GBCC

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


amounted to $237,000 and $739,000, respectively, during the three and nine month periods ended September 30, 1997.

     In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. HCC incurred interest expense with respect to the note amounting to $129,000 and $260,000 during the three and nine month periods ended September 30, 1997, respectively. Interest payable of $41,000 to GBCC is included in interest payable in the accompanying consolidated balance sheet at September 30, 1997.

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

     It was anticipated that HCC's primary method of collection with respect to the PPI Funding Notes would be through the utilization of NOL's of GBCC. As GBCC is no longer a consolidated subsidiary for federal income tax purposes, this means of collection is no longer available to HCC. Accordingly, at September 30, 1997 and December 31, 1996, HCC provided valuation allowances in the amounts of $24,049,000 and $18,741,000, respectively, to reduce the outstanding principal balance on the PPI Funding Notes to their estimated realizable values of $28,000,000 and $35,597,000, respectively. Management anticipates that the remaining balance will be realized through a combination of additional asset acquisitions from GBCC and its subsidiaries and repayments from GBCC.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


HCA incurred such fees totaling $2,727,000 during the three month period ended March 31, 1997. Unpaid fees amounting to $2,096,000 were included in amounts due to affiliates in the accompanying consolidated balance sheet at December 31, 1996. Subsequent to March 31, 1997, PML is included in the consolidated financial statements of HCC; accordingly, both HCA's management fee expense and fees payable to PML are eliminated in consolidation.

     Pursuant to a ten-year consulting agreement with GBCC, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 and $900,000, respectively, for the three and nine month periods ended September 30, 1997.

     Various subsidiaries of GBCC provide services to HCA, HCT and, since April 1, 1997, to PML including certain administrative and marketing services. Total charges during the three and nine month periods ended September 30, 1997 amounted to $163,000 and $720,000, respectively. Unpaid fees amounting to $91,000 and $128,000 are included in due to affiliates in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively.

     HCT and Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges during the three and nine month periods ended September 30, 1997 amounted to $162,000 and $406,000, respectively. Unpaid charges amounting to $48,000 and $30,000 are included in due to affiliates in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively.

     HCA also receives certain computer-related services from ACSC including hardware, software and operator support. HCA reimburses ACSC for its direct costs and any expenses incurred. Total charges during the three and nine month periods ended September 30, 1997 amounted to $18,000 and $73,000, respectively. Unpaid charges amounting to $57,000 and $51,000 are included in due to affiliates in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively.

     GBCC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $439,000 and $1,402,000, respectively, for the three and nine month periods ended September 30, 1997. In connection with such allocated costs and fees, receivables in the amount of $129,000 and $203,000 are included in due from affiliates in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charter by third parties. The aircraft was sold during the first quarter of 1997. Subsequent to the sale, HCC has occasionally chartered aircraft from the maintenance company. Charter fees, expenses and commissions totaled $12,000 and $154,000, respectively, during the three month periods ended September 30, 1997 and 1996 and $268,000 and $424,000, respectively, during the nine month periods ended September 30, 1997 and 1996.

(7)  COMMITMENTS AND CONTINGENCIES

GROUND LEASE
------------

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at the option of HCT, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During the three month periods ended September 30, 1997 and 1996, HCT expensed $1,047,000 and $879,000, respectively, in connection with the ground lease. Such expenses amounted to $3,015,000 and $2,611,000, respectively, during the nine month periods ended September 30, 1997 and 1996.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

(8)  THIRD PARTY NOTES RECEIVABLE

     During November 1995, HCC loaned $10,000,000 of the proceeds from the HCC Refinancing to an unaffiliated gaming company in the form of two $5,000,000 notes (Series A and Series B). The loans earn interest at the rate of prime plus one percent per annum and are payable in quarterly installments of principal and interest commencing in February 1998 with the final payment due in August 2000. All principal payments received are to be applied first to the Series A note. In connection with the loans, HCC received warrants to acquire up to a 10% equity interest in the gaming company at any time between November 15, 1998 and November 15, 2000 at an exercise price of $500,000 per 1/2% interest. Under the terms of the loan agreement, the gaming company may require HCC to exercise warrants to acquire a 5% equity interest on November 15, 1998 at a cost not to exceed $5,000,000 payable through the reduction of the outstanding principal balance and, to the extent applicable, the forgiveness of accrued interest on the Series B note.

(9)  LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 7); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $940,000 and $787,000, respectively, at September 30, 1997 and December 31, 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(10) SUPPLEMENTAL CASH FLOW INFORMATION

     During the second quarter of 1997, HCC issued 100,000 shares of its common stock in exchange for a $10,000,000 loan commitment from unrelated third parties. The commitment fee was valued at $375,000, the fair market value of the stock on the date of its issuance, and has been fully amortized as of September 30, 1997.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                   -------------   ------------

Current Assets:
 Cash and cash equivalents                          $ 13,667,000   $  9,034,000
 Accounts receivable, net of allowances
  of $986,000 and $1,071,000, respectively             1,548,000      1,895,000
 Inventories                                             776,000        948,000
 Deferred income taxes                                 1,538,000      1,421,000
 Due from affiliates                                      11,000      1,046,000
 Prepaid expenses and other current assets               685,000        854,000
                                                    ------------   ------------

  Total current assets                                18,225,000     15,198,000
                                                    ------------   ------------

Property and Equipment:
 Land improvements                                     2,796,000      2,786,000
 Buildings and improvements                           46,186,000     46,247,000
 Riverboats                                           36,970,000     36,970,000
 Operating equipment                                  32,090,000     30,766,000
 Construction in progress                                230,000        276,000
                                                    ------------   ------------

                                                     118,272,000    117,045,000
 Less - accumulated depreciation and amortization    (32,420,000)   (26,814,000)
                                                    ------------   ------------

  Net property and equipment                          85,852,000     90,231,000
                                                    ------------   ------------

Other Assets                                           2,108,000      2,020,000
                                                    ------------   ------------

                                                    $106,185,000   $107,449,000
                                                    ============   ============



     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                            SEPTEMBER 30,  DECEMBER 31,
                                                1997           1996
                                            -------------  ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations              $  7,405,000  $  6,456,000
 Accounts payable                               1,729,000     2,131,000
 Accrued liabilities -
  Salaries and wages                            2,655,000     2,117,000
  Interest                                      2,689,000     1,315,000
  Gaming and other taxes                          813,000       497,000
  Insurance                                     1,682,000     1,054,000
  Other                                         1,270,000     1,351,000
 Due to affiliates                              2,090,000     2,278,000
 Other current liabilities                      1,297,000     1,200,000
                                             ------------  ------------

  Total current liabilities                    21,630,000    18,399,000
                                             ------------  ------------

Long-Term Debt                                 34,007,000    37,267,000
                                             ------------  ------------

Capital Lease Obligations                      21,282,000    21,707,000
                                             ------------  ------------

Other Noncurrent Liabilities                    3,655,000     2,043,000
                                             ------------  ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                    15,000        15,000
 Additional paid-in capital                    24,541,000    24,541,000
 Retained earnings                              1,055,000     3,477,000
                                             ------------  ------------

  Total shareholder's equity                   25,611,000    28,033,000
                                             ------------  ------------

                                             $106,185,000  $107,449,000
                                             ============  ============



     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                         -------------------------
                                            1997           1996
                                         -----------   -----------

Revenues:
 Casino                                  $40,099,000   $37,609,000
 Food and beverage                         3,642,000     3,487,000
 Other                                       573,000     1,231,000
                                         -----------   -----------

                                          44,314,000    42,327,000
 Less - promotional allowances            (2,573,000)   (2,995,000)
                                         -----------   -----------

 Net revenues                             41,741,000    39,332,000
                                         -----------   -----------

Expenses:
 Casino                                   26,554,000    26,916,000
 Food and beverage                         1,160,000     1,531,000
 Other                                       470,000       472,000
 General and administrative                3,895,000     3,706,000
 Depreciation and amortization             1,880,000     1,902,000
                                         -----------   -----------

  Total expenses                          33,959,000    34,527,000
                                         -----------   -----------

Income from operations                     7,782,000     4,805,000
                                         -----------   -----------

Non-operating income (expense):
 Interest income                              44,000        27,000
 Interest expense                         (1,719,000)   (1,729,000)
                                         -----------   -----------

  Total non-operating expenses, net       (1,675,000)   (1,702,000)
                                         -----------   -----------

Income before income taxes                 6,107,000     3,103,000

Income tax provision                      (2,213,000)   (1,195,000)
                                         -----------   -----------

Net income                               $ 3,894,000   $ 1,908,000
                                         ===========   ===========



     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                        ---------------------------
                                            1997           1996
                                        ------------   ------------

Revenues:
 Casino                                 $116,335,000   $121,343,000
 Food and beverage                        10,404,000     10,281,000
 Other                                     1,442,000      3,368,000
                                        ------------   ------------

                                         128,181,000    134,992,000
 Less - promotional allowances            (7,159,000)    (8,906,000)
                                        ------------   ------------

 Net revenues                            121,022,000    126,086,000
                                        ------------   ------------

Expenses:
 Casino                                   76,918,000     82,864,000
 Food and beverage                         3,560,000      3,315,000
 Other                                     1,286,000        504,000
 General and administrative               10,673,000     11,089,000
 Depreciation and amortization             5,606,000      6,993,000
                                        ------------   ------------

  Total expenses                          98,043,000    104,765,000
                                        ------------   ------------

Income from operations                    22,979,000     21,321,000
                                        ------------   ------------

Non-operating income (expense):
 Interest income                             120,000        148,000
 Interest expense                         (5,225,000)    (4,906,000)
                                        ------------   ------------

  Total non-operating expenses, net       (5,105,000)    (4,758,000)
                                        ------------   ------------

Income before income taxes                17,874,000     16,563,000

Income tax provision                      (6,697,000)    (6,081,000)
                                        ------------   ------------

Net income                              $ 11,177,000   $ 10,482,000
                                        ============   ============


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ---------------------------
                                                                   1997           1996
                                                               ------------   ------------

OPERATING ACTIVITIES:
 Net income                                                    $ 11,177,000   $ 10,482,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                   5,606,000      6,993,000
  Provision for doubtful accounts                                   155,000        270,000
  Deferred income tax provision                                   1,495,000        595,000
  Decrease in receivables                                           192,000        104,000
  Increase in accounts payable and accrued liabilities            2,373,000      2,820,000
  Net change in affiliate accounts                                  847,000       (946,000)
  Net change in other current assets and liabilities                438,000        379,000
  Net change in other assets and liabilities                        (88,000)      (412,000)
                                                               ------------   ------------

 Net cash provided by operating activities                       22,195,000     20,285,000
                                                               ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                            (1,227,000)    (8,615,000)
 Decrease in cash restricted for construction projects                    -      1,955,000
                                                               ------------   ------------

 Net cash used in investing activities                           (1,227,000)    (6,660,000)
                                                               ------------   ------------

FINANCING ACTIVITIES:
 Repayments of debt                                              (2,355,000)    (2,123,000)
 Payments on capital lease obligations                             (381,000)      (485,000)
 Dividends                                                      (13,599,000)   (10,040,000)
                                                               ------------   ------------

 Net cash used in financing activities                          (16,355,000)   (12,648,000)
                                                               ------------   ------------

 Net increase in cash and cash equivalents                        4,633,000        977,000

 Cash and cash equivalents at beginning of period                 9,034,000      8,996,000
                                                               ------------   ------------

 Cash and cash equivalents at end of period                    $ 13,667,000   $  9,973,000
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

     The financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be achieved for the year ended December 31, 1997.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     HCA's long-term indebtedness consists of the following:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                     1997           1996
                                                -------------   ------------

     12 3/4% Promissory Note to HCC,
      due on November 1, 2003  (a)               $39,007,000    $39,007,000
     Promissory note to bank (b)                     899,000      2,472,000
     Equipment loans (c)                             690,000      1,472,000
                                                 -----------    -----------

     Total indebtedness                           40,596,000     42,951,000
     Less - current maturities                    (6,589,000)    (5,684,000)
                                                 -----------    -----------

     Total long-term debt                        $34,007,000    $37,267,000
                                                 ===========    ===========


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

     As of September 30, 1997, future maturities of long-term debt are as follows:


          1997 (three months)    $ 3,326,000
          1998                     5,763,000
          1999                     5,000,000
          2000                     5,000,000
          2001                     5,000,000
          Thereafter              16,507,000
                                 -----------

                                 $40,596,000
                                 ===========

     Interest paid for the nine month periods ended September 30, 1997 and 1996 amounted to $3,851,000 and $3,311,000, respectively.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. Assets under capital lease agreements with an original cost of $27,358,000 and $2,446,000 are included in buildings and improvements and in operating equipment, respectively, in the accompanying balance sheets at both September 30, 1997 and December 31, 1996. Amortization expense with respect to these assets amounted to $225,000 and $822,000, respectively, during the three and nine month periods ended September 30, 1997 and $311,000 and $837,000, respectively, during the three and nine month periods ended September 30, 1996.

     Future minimum lease payments under capital lease obligations as of September 30, 1997 are as follows:


     1997 (three months)                                         $    983,000
     1998                                                           2,494,000
     1999                                                           2,457,000
     2000                                                           2,483,000
     2001                                                           2,532,000
     Thereafter                                                    26,719,000
                                                                 ------------

     Total minimum lease payments                                  37,668,000
     Less amount representing interest                            (15,570,000)
                                                                 ------------

     Present value of future minimum lease payments                22,098,000
     Current capital lease obligation                                (816,000)
                                                                 ------------

     Long-term capital lease obligation                          $ 21,282,000
                                                                 ============

(4)  INCOME TAXES

     HCA's provision for income taxes consists of the following:

                            THREE MONTHS ENDED           NINE MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
                         -------------------------   -------------------------
                             1997          1996         1997           1996
                         -----------   -----------   -----------   -----------
     Current:
       Federal           $(1,709,000)  $  (723,000)  $(4,617,000)  $(5,185,000)
       State                (234,000)      (41,000)     (585,000)     (301,000)
     Deferred:
       Federal              (257,000)     (407,000)   (1,356,000)     (562,000)
       State                 (13,000)      (24,000)     (139,000)      (33,000)
                         -----------   -----------   -----------   -----------

                         $(2,213,000)  $(1,195,000)  $(6,697,000)  $(6,081,000)
                         ===========   ===========   ===========   ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal income taxes amounting $3,591,000 and $5,924,000, respectively, and state income taxes amounting to $469,000 and $28,000, respectively, during the nine month periods ended September 30, 1997 and 1996. Deferred taxes are computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

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

     The components of HCA's net deferred tax liability at September 30, 1997 and December 31, 1996 are as follows:

                                         SEPTEMBER 30,   DECEMBER 31,
                                              1997           1996
                                         --------------  -------------

     Deferred tax assets:
      Allowance for doubtful accounts      $   371,000    $   375,000
      Other liabilities and reserves         1,288,000      1,130,000
                                           -----------    -----------

        Total deferred tax assets            1,659,000      1,505,000
                                           -----------    -----------

     Deferred tax liabilities:
      Depreciation and amortization         (3,777,000)    (2,127,000)
                                           -----------    -----------

     Net deferred tax liability            $(2,118,000)   $  (622,000)
                                           ===========    ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     Receivables and payables in connection with the aforementioned tax allocation agreements at September 30, 1997 and December 31, 1996 are as follows:

                                 SEPTEMBER 30, DECEMBER 31,
                                     1997          1996
                                 ------------  -----------

     Deferred tax assets         $ 1,374,000   $ 1,421,000
     Due (to) from affiliates        (23,000)    1,002,000
     Deferred tax liabilities     (3,265,000)   (2,043,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a management services agreement, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership which, prior to April 1, 1997, was wholly owned by GBCC. Effective as of April 1, 1997, HCC acquired the general partnership interest in PML. The base management fee is equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,668,000 and $2,339,000, respectively, during the three month periods ended September 30, 1997 and 1996 and $6,840,000 and $6,810,000, respectively, during the nine month periods ended September 30, 1997 and 1996. Management and incentive fees payable at September 30, 1997 and December 31, 1996 were $1,898,000 and $2,096,000, respectively.

     HCA incurred interest with respect to its promissory note payable to HCC (see Note 2) amounting to $1,243,000 and $3,730,000, respectively, for each of the three and nine month periods ended September 30, 1997 and 1996. Interest payable to HCC on such notes amounted to $2,293,000 and $1,050,000 at September 30, 1997 and December 31, 1996, respectively, and is included in accrued interest payable in the accompanying balance sheets.

     HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. During the three month periods ended September 30, 1997 and 1996, such transactions totaled $109,000 and $294,000, respectively. Such transactions totaled $359,000 and $785,000, respectively, during the nine month periods ended September 30, 1997 and 1996. At September 30, 1997 and December 31, 1996, HCA had payables amounting to $98,000 and $138,000, respectively, in connection with such charges.

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1997           1996
                                                 --------------  -------------
Current Assets:
 Cash and cash equivalents                        $ 13,168,000   $  9,321,000
 Accounts receivable, net of allowances of
  $857,000 and $622,000, respectively                1,231,000      1,363,000
 Inventories                                           601,000        672,000
 Deferred income taxes                               1,847,000        953,000
 Prepaid expenses and other current assets             954,000        854,000
                                                  ------------   ------------

  Total current assets                              17,801,000     13,163,000
                                                  ------------   ------------

Investment in Tunica Golf Course, LLC                2,000,000              -
                                                  ------------   ------------

Property and Equipment:
 Land and improvements                               3,060,000      3,060,000
 Buildings                                          73,422,000     73,348,000
 Barges                                              2,524,000      2,524,000
 Operating equipment                                36,973,000     35,724,000
 Construction in progress                            1,344,000        412,000
                                                  ------------   ------------

                                                   117,323,000    115,068,000
  Less - accumulated depreciation and
     amortization                                  (29,771,000)   (22,275,000)
                                                  ------------   ------------

 Net property and equipment                         87,552,000     92,793,000
                                                  ------------   ------------

Other Assets:
 Land rights                                         7,505,000      7,658,000
 Other assets                                        2,806,000      3,006,000
                                                  ------------   ------------

  Total other assets                                10,311,000     10,664,000
                                                  ------------   ------------

                                                  $117,664,000   $116,620,000
                                                  ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S EQUITY


                                           SEPTEMBER 30,   DECEMBER 31,
                                                1997           1996
                                           --------------  -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $    316,000   $  1,511,000
 Accounts payable                              1,252,000      2,797,000
 Accrued liabilities -
  Salaries and wages                           2,066,000      1,254,000
  Interest                                       476,000      2,262,000
  Gaming and other taxes                         970,000        813,000
  Insurance                                    1,360,000      1,063,000
  Other                                        1,656,000      1,745,000
 Other current liabilities                       831,000        831,000
                                            ------------   ------------

 Total current liabilities                     8,927,000     12,276,000
                                            ------------   ------------

Long-Term Debt                                84,873,000     85,134,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                  -              -
 Additional paid-in capital                   34,637,000     34,637,000
 Accumulated deficit                         (10,773,000)   (15,427,000)
                                            ------------   ------------

  Total shareholder's equity                  23,864,000     19,210,000
                                            ------------   ------------

                                            $117,664,000   $116,620,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                             THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                         --------------------------
                                             1997          1996
                                         ------------  ------------
Revenues:
 Casino                                  $25,506,000   $21,295,000
 Rooms                                     2,725,000     1,544,000
 Food and beverage                         3,859,000     2,954,000
 Other                                       324,000       261,000
                                         -----------   -----------

                                          32,414,000    26,054,000
 Less - promotional allowances            (4,330,000)   (2,845,000)
                                         -----------   -----------

   Net revenues                           28,084,000    23,209,000
                                         -----------   -----------

Expenses:
 Casino                                   18,093,000    15,821,000
 Rooms                                       452,000       465,000
 Food and beverage                         1,119,000       918,000
 Other                                       389,000       324,000
 General and administrative                1,545,000     1,585,000
 Depreciation and amortization             2,377,000     2,767,000
                                         -----------   -----------

   Total expenses                         23,975,000    21,880,000
                                         -----------   -----------

Income from operations                     4,109,000     1,329,000
                                         -----------   -----------

Non-operating income (expenses):
 Interest income                              55,000       122,000
 Interest expense, net of capitalized
   interest of $534,000 in 1996           (2,722,000)   (2,210,000)
 Loss on disposal of assets                        -       (10,000)
                                         -----------   -----------

   Total non-operating expenses, net      (2,667,000)   (2,098,000)
                                         -----------   -----------

Income (loss) before income taxes          1,442,000      (769,000)
Income tax benefit                                 -             -
                                         -----------   -----------

Net income (loss)                        $ 1,442,000   $  (769,000)
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                         ---------------------------
                                             1997           1996
                                         -------------  ------------
Revenues:
 Casino                                  $ 75,020,000   $64,531,000
 Rooms                                      7,453,000     3,204,000
 Food and beverage                         10,819,000     8,894,000
 Other                                        900,000       843,000
                                         ------------   -----------

                                           94,192,000    77,472,000
 Less - promotional allowances            (11,775,000)   (8,126,000)
                                         ------------   -----------

   Net revenues                            82,417,000    69,346,000
                                         ------------   -----------

Expenses:
 Casino                                    52,710,000    49,787,000
 Rooms                                      1,371,000     1,071,000
 Food and beverage                          3,128,000     2,732,000
 Other                                      1,074,000       958,000
 General and administrative                 4,425,000     4,479,000
 Depreciation and amortization              7,808,000     8,108,000
                                         ------------   -----------

   Total expenses                          70,516,000    67,135,000
                                         ------------   -----------

Income from operations                     11,901,000     2,211,000
                                         ------------   -----------

Non-operating income (expenses):
 Interest income                              160,000       806,000
 Interest expense, net of capitalized
   interest of $1,006,000 in 1996          (8,252,000)   (7,316,000)
 Loss on disposal of assets                         -       (45,000)
                                         ------------   -----------

   Total non-operating expenses, net       (8,092,000)   (6,555,000)
                                         ------------   -----------

Income (loss) before income taxes           3,809,000    (4,344,000)
Income tax benefit                            845,000             -
                                         ------------   -----------

Net income (loss)                        $  4,654,000   $(4,344,000)
                                         ============   ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                        1997             1996
                                                   --------------  -------------

OPERATING ACTIVITIES:
 Net income (loss)                                   $ 4,654,000   $ (4,344,000)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization                       7,808,000      8,108,000
   Loss on sale of assets                                      -         45,000
   Provision for doubtful accounts                       382,000        392,000
   Deferred income tax benefit                        (1,338,000)             -
   Increase in accounts receivable                      (250,000)      (465,000)
   (Decrease) increase in accounts payable
     and accrued expenses                             (2,154,000)     3,983,000
   Net change in other current assets and
     liabilities                                         (29,000)      (894,000)
   Net change in other noncurrent assets and
     liabilities                                         485,000         (2,000)
                                                     -----------   ------------

     Net cash provided by operating activities         9,558,000      6,823,000
                                                     -----------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                 (2,255,000)   (32,758,000)
 Investment in unconsolidated affiliate               (2,000,000)             -
 Proceeds from the sale of assets                              -        105,000
 Decrease in cash restricted for construction
   projects                                                    -     27,687,000
                                                     -----------   ------------

   Net cash used in investing activities              (4,255,000)    (4,966,000)
                                                     -----------   ------------

FINANCING ACTIVITIES:
 Repayments of long-term debt                           (257,000)    (1,367,000)
 Payments on capital lease obligations                (1,199,000)    (1,425,000)
                                                     -----------   ------------

   Net cash used in financing activities              (1,456,000)    (2,792,000)
                                                     -----------   ------------

   Net increase (decrease) in cash and cash
     equivalents                                       3,847,000       (935,000)
     Cash and cash equivalents at  beginning
       of period                                       9,321,000     11,529,000
                                                     -----------   ------------

     Cash and cash equivalents at end of period      $13,168,000   $ 10,594,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 27 miles southwest of Memphis, Tennessee. The completed facility (the "Tunica Casino"), which currently includes a casino with 54,000 square feet of gaming space, 506 hotel rooms and suites and related amenities, commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 18, 1999.

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

     HCT estimates that a significant amount of the Tunica Casino's revenues are derived from patrons living in the Memphis, Tennessee area, northern Mississippi and Arkansas. The Tunica Casino faces intense competition from other casinos operating in northern Tunica County and management believes that this competition will continue in the future.

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

     The financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by HCT without audit. In the opinion of management,

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCT as of September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                SEPTEMBER 30,      DECEMBER 31,
                                    1997              1996
                                    ----              ----
 Promissory notes to HCC (a)    $84,045,000         $84,045,000
 Equipment loans (b)              1,144,000           1,401,000
                                -----------         -----------

   Total indebtedness            85,189,000          85,446,000
  Less - current maturities        (316,000)           (312,000)
                                -----------         -----------

   Total long-term debt         $84,873,000         $85,134,000
                                ===========         ===========

----------------------------

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

(b) The loans outstanding are payable monthly including interest at effective rates ranging from 12.3% to 12.9% per annum and are due in 2000.

 Scheduled payments of long-term debt as of September 30, 1997 are set forth below:


          1997 (three months)    $    55,000
          1998                       354,000
          1999                       400,000
          2000                       335,000
          2001                             -
          Thereafter              84,045,000
                                 -----------

          Total                  $85,189,000
                                 ===========

     Interest paid, net of amounts capitalized, amounted to $10,038,000 and $4,578,000, respectively, during the nine month periods ended September 30, 1997 and 1996.

(3)  CAPITAL LEASES

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,814,000 are included in operating equipment in the accompanying consolidated balance sheets at both September 30, 1997 and December 31, 1996. Amortization expense for the three month periods ended September 30, 1997 and 1996 was $264,000 and $391,000, respectively. Such expense amounted to $790,000 and $1,175,000, respectively, for the nine month periods ended September 30, 1997 and 1996. Accumulated amortization at September 30, 1997 and December 31, 1996 with respect to these assets amounted to $4,361,000 and $3,571,000, respectively. No future payment obligations exist with respect to such capital leases.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(4)  INCOME TAXES

     Components of HCT's benefit for income taxes for the three and nine month periods ended September 30, 1997 and 1996 consisted of the following:

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                      ----------------------  -------------------------
                                         1997        1996        1997       1996
                                      ----------  ----------  -----------  ------------
Benefit in lieu of (provision for)
 federal income taxes:
 Current                              $(136,000)  $ 169,000   $ (679,000)  $ 1,796,000
 Deferred                              (505,000)    140,000     (320,000)     (292,000)
 Valuation allowance                    641,000    (309,000)   1,844,000    (1,504,000)
                                      ---------   ---------   ----------   -----------
                                      $       -   $       -   $  845,000   $         -
                                      =========   =========   ==========   ===========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal income taxes of $494,000 during the nine month period ended September 30, 1997; no federal taxes were paid during the nine month period ended September 30, 1996. HCT paid no state income taxes during either of the nine month periods ended September 30, 1997 or 1996.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

     HCT has tax net operating loss carryforwards ("NOL's") totaling approximately $14,600,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during the first three quarters of 1997 and the expectation of future taxable income, management believes that it is more likely than not that at least a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,375,000 and $1,037,000 at September 30, 1997 and December 31, 1996, respectively.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


The ultimate recognition of the current amount of deferred tax assets is dependent on HCT's ability to generate approximately $7,000,000 of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position of HCT.

     The components of the deferred tax asset are as follows:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1997           1996
                                               -------------  -------------
     Deferred tax assets:
       Net operating loss carryforwards         $ 4,965,000    $ 6,138,000
       Alternative minimum tax credit
         carryforward                               494,000              -
       Allowance for doubtful accounts              291,000        211,000
       Other liabilities and accruals             1,064,000        809,000
                                                -----------    -----------

         Total deferred tax assets                6,814,000      7,158,000

     Deferred tax liabilities:
       Depreciation and amortization             (1,830,000)    (1,668,000)
                                                -----------    -----------

     Net deferred tax asset                       4,984,000      5,490,000
     Valuation allowance                         (2,609,000)    (4,453,000)
                                                -----------    -----------

                                                $ 2,375,000    $ 1,037,000
                                                ===========    ===========

     Receivables and payables in connection with HCT's federal income taxes are included in the accompanying financial statements as follows:

                                  SEPTEMBER 30,  DECEMBER 31,
                                      1997           1996
                                  -------------  ------------

       Deferred income taxes         $1,847,000      $953,000
       Other noncurrent assets          528,000        84,000

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(5)  TRANSACTIONS WITH RELATED PARTIES

   Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 during each of the three month periods ended September 30, 1997 and 1996 and $900,000 during each of the nine month periods ended September 30, 1997 and 1996.

   HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $162,000 and $97,000, respectively, for the three month periods ended September 30, 1997 and 1996 and $406,000 and $409,000, respectively, for the nine month periods ended September 30, 1997 and 1996. At September 30, 1997 and December 31, 1996, HCT had payables of $48,000 and $30,000, respectively, included in accounts payable with respect to such charges.

   Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performs certain administrative and marketing services on behalf of HCT. During the three month periods ended September 30, 1997 and 1996, fees charged to HCT by GBHC totaled $82,000 and $203,000, respectively. Such charges amounted to $422,000 and $490,000, respectively, during the nine month periods ended September 30, 1997 and 1996. At September 30, 1997 and December 31, 1996, HCT had payables of $52,000 and $99,000, respectively, included in accounts payable with respect to such charges.

   HCT is charged for certain legal, accounting, and other expenses incurred by HCC that relate to HCT's business. For the three month periods ended September 30, 1997 and 1996, such charges amounted to $116,000 and $146,000, respectively; for the nine month periods ended September 30, 1997 and 1996, such charges amounted to $331,000 and $397,000, respectively. At September 30, 1997 and December 31, 1996, HCT had payables of $36,000 and $226,000, respectively, included in accounts payable with respect to such charges.

(6)  COMMITMENTS AND CONTINGENCIES

GROUND LEASE
------------

   HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and,

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. For the three month periods ended September 30, 1997 and 1996, HCT expensed $1,047,000 and $879,000, respectively, in connection with the ground lease. Such expense totaled $3,015,000 and $2,611,000, respectively, during the nine month periods ended September 30, 1997 and 1996.

CREDIT FACILITY
---------------

   HCT has a bank credit facility in the amount of $1,000,000 available through August 15, 1998. No borrowings were outstanding under the credit facility at either September 30, 1997 or December 31, 1996. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports.

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

(7)  LAND RIGHTS

   Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 6); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $940,000 and $787,000, respectively, at September 30, 1997 and December 31, 1996.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

   On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. For the three and nine month periods ended September 30, 1996, however, the operations of GBCC are included in the consolidated results of operations of HCC. The following tables set forth the pro forma loss before income taxes for the three and nine month periods ended September 30, 1996 of HCC and its subsidiaries, exclusive of GBCC and its subsidiaries (the "HCC Group"), on a basis comparable to the like periods ended September 30, 1997. Except for this presentation, the impact of GBCC's exclusion from the 1997 results of operations will not be addressed in the discussion which follows.

                                                                    THREE MONTHS ENDED SEPTEMBER 30, 1996
                                           THREE MONTHS     ------------------------------------------------------
                                              ENDED           HCC       GBCC AND     ADJUSTMENTS/      FORM 10-Q
                                        SEPTEMBER 30 1997    GROUP    SUBSIDIARIES   ELIMINATIONS     PRESENTATION
                                        ------------------  --------  ------------   ------------     ------------
                                                                   (amounts in thousands)
Revenues:
  Casino                                    $65,605         $58,904        $65,820       $     -       $124,724
  Rooms                                       2,725           1,544          3,817             -          5,361
  Food and beverage                           7,501           6,441          9,532             -         15,973
  Other                                         911           1,686          4,690        (2,888)         3,488
                                            -------         -------        -------       -------       --------
                                             76,742          68,575         83,859        (2,888)       149,546
  Less - promotional allowances              (6,903)         (5,840)        (7,462)            -        (13,302)
                                            -------         -------        -------       -------       --------

  Net revenues                               69,839          62,735         76,397        (2,888)       136,244
                                            -------         -------        -------       -------       --------

Expenses:
  Casino                                     44,647          42,737         56,265             -         99,002
  Rooms                                         452             465          1,043             -          1,508
  Food and beverage                           2,279           2,449          3,605             -          6,054
  Other                                         858             884          1,741             -          2,625
  General and administrative                  4,261           4,774          4,532          (240)         9,066
  Management and consulting fees                300           2,639              -        (2,639)             -
  Depreciation and amortization               4,778           4,981          5,189            (9)        10,161
  Development                                   298             179              -             -            179
                                            -------         -------        -------       -------       --------
    Total expenses                           57,873          59,108         72,375        (2,888)       128,595
                                            -------         -------        -------       -------       --------
Income from operations                       11,966           3,627          4,022             -          7,649
  Interest expense, net                      (7,100)         (6,391)        (9,611)        2,163        (13,839)
  Gain  (loss) on disposal of assets              -             (10)          (625)            -           (635)
                                            -------         -------        -------       -------       --------
Income (loss) before income taxes
  and other item                            $ 4,866         $(2,774)       $(6,214)      $ 2,163       $ (6,825)
                                            =======         =======        =======       =======       ========

   Net revenues of the HCC Group for the three month period ended September 30, 1997 were $69.8 million, an 11.3% increase from the $62.7 million during the same period of 1996. The increase includes an increase in net revenues at the Aurora Casino of $2.4 million and an increase in net revenues at the Tunica Casino of $4.9 million.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

   Operating expenses decreased by $1.2 million to $57.9 million during the three month period ended September 30, 1997 from $59.1 million during the same period of 1996. Consequently, overall income from operations for the HCC Group increased by $8.3 million (229.9%) during the third quarter of 1997 compared to the same period of 1996. The third quarter 1997 results include the operations of Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino. HCC acquired the general partnership interest in PML as of April 1, 1997. PML's income from operations amounted to $2.2 million during the third quarter of 1997. Income from operations after management fees at the Aurora Casino increased by $3 million to $7.8 million during the three month period ended September 30, 1997 compared with the same period of 1996 despite increased competition in its market. Income from operations after consulting fees at the Tunica Casino increased by $2.8 million to $4.1 million primarily attributable to the opening of its new hotel tower.

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                            NINE MONTHS      -----------------------------------------------------
                                               ENDED            HCC       GBCC AND     ADJUSTMENTS/    FORM 10-Q
                                        SEPTEMBER 30, 1997     GROUP    SUBSIDIARIES   ELIMINATIONS   PRESENTATION
                                        -------------------  ---------  -------------  ------------   ------------
                                                                       (amounts in thousands)
Revenues:
  Casino                                  $191,355           $185,874       $188,735      $     -         $374,609
  Rooms                                      7,453              3,204         11,107            -           14,311
  Food and beverage                         21,223             19,175         27,693            -           46,868
  Other                                      2,513              4,682         14,253       (8,455)          10,480
                                          --------           --------       --------      -------         --------
                                           222,544            212,935        241,788       (8,455)         446,268
  Less - promotional allowances            (18,934)           (17,032)       (21,616)           -          (38,648)
                                          --------           --------       --------      -------         --------

  Net revenues                             203,610            195,903        220,172       (8,455)         407,620
                                          --------           --------       --------      -------         --------

Expenses:
  Casino                                   129,628            132,651        169,243            -          301,894
  Rooms                                      1,371              1,071          3,644            -            4,715
  Food and beverage                          6,688              6,047          9,749            -           15,796
  Other                                      2,402              1,609          3,773            -            5,382
  General and administrative                12,581             14,061         14,789         (720)          28,130
  Management and consulting fees             3,627              7,710              -       (7,710)               -
  Depreciation and amortization             14,638             16,034         15,790          (27)          31,797
  Development                                1,193                721              -            -              721
                                          --------           --------       --------      -------         --------
    Total expenses                         172,128            179,904        216,988       (8,457)         388,435
                                          --------           --------       --------      -------         --------
Income from operations                      31,482             15,999          3,184            2           19,185
  Interest expense, net                    (21,473)           (19,419)       (28,248)       6,335          (41,332)
  Gain  (loss) on disposal of assets           411                (46)          (612)           -             (658)
                                          --------           --------       --------      -------         --------
Income (loss) before income taxes
  and other item                          $ 10,420           $ (3,466)      $(25,676)     $ 6,337         $(22,805)
                                          ========           ========       ========      =======         ========

   Net revenues of the HCC Group for the nine month period ended September 30, 1997 were $203.6 million, a 3.9% increase from the $195.9 million during the same period of 1996. The increase

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

includes a decrease in net revenues at the Aurora Casino of $5.1 million more than offset by an increase in net revenues at the Tunica Casino of $13.1 million.

   Operating expenses decreased by $7.8 million to $172.1 million during the nine month period ended September 30, 1997 from $179.9 million during the same period of 1996. Consequently, overall income from operations for the HCC Group (including $3.3 million generated by PML) increased by $15.5 million (96.8%) during the first three quarters of 1997 compared to the same period of 1996. Income from operations after management fees at the Aurora Casino increased by $1.7 million during the nine month period ended September 30, 1997 compared with 1996. Income from operations after consulting fees at the Tunica Casino increased by $9.7 million to $11.9 million primarily attributable to the opening of its new hotel tower.

AURORA CASINO

   GENERAL

   Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $10.4 million and $29.8 million, respectively, for the three and nine month periods ended September 30, 1997 compared to $7.1 million and $28.1 million, respectively, during the 1996 periods. Such increases have resulted despite increased competition from the opening in northern Indiana of three riverboat gaming operations during June 1996 and a fourth operation in April 1997 which more than doubled gaming capacity in the Chicago area. The new facilities have added approximately 7,600 gaming positions to the Chicago area; the existing Illinois riverboats in the Chicago area have only 5,800 gaming positions. The Chicago area riverboats in general, and the Aurora Casino in particular, have continued to adjust and respond to this increased competition as demonstrated by the Aurora Casino's increase in net revenue during the third quarter of 1997 compared to the same period in 1996. The third quarter 1996 period was also negatively impacted by severe local flooding in July 1996 which caused the cancellation of several cruises and, as a result of extensive damage in the surrounding area, reduced casino volume during the remainder of the third quarter.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and nine month periods ended September 30, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                ----------------------------  ----------------------------------
                                    1997           1996            1997               1996
                                -------------  -------------  ---------------  -----------------
REVENUES:
 Table games                    $ 11,795,000   $ 11,752,000   $   35,762,000      $   39,395,000
 Slot machines                    27,721,000     25,857,000       79,824,000          81,948,000
 Poker revenues                      583,000              -          749,000                   -
                                ------------   ------------   --------------      --------------

  Total                         $ 40,099,000   $ 37,609,000   $  116,335,000      $  121,343,000
                                ============   ============   ==============      ==============

TABLE GAMES:
 Gross wagering (drop) (1)      $ 68,041,000   $ 71,976,000   $  203,362,000      $  232,510,000
 Hold percentage (2)                    17.3%          16.3%            17.6%               16.9%

SLOT MACHINES:
 Gross wagering (handle) (1)    $469,040,000   $458,688,000   $1,405,199,000      $1,470,898,000
 Hold percentage (2)                     5.9%           5.6%             5.7%                5.6%

-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

   Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $6.4 million (1.2%) during the third quarter of 1997 compared to the third quarter of 1996, but decreased by $94.8 million (5.6%) during the nine month period ended September 30, 1997 from the comparable 1996 period. The third quarter increase reflects the Aurora Casino's adjustment to the increased competition (the comparable 1996 period includes operations subsequent to the opening of three of the four new Indiana riverboat operations) as well as the impact of local flooding in 1996. The nine month decrease in casino wagering continues to reflect the significance of the additional gaming competition in the Chicago market area from the Indiana gaming operations. However, the Illinois-based riverboat operators located closer to the new Indiana facilities and which drew a greater percentage of their customers from areas now more conveniently served by the Indiana facilities suffered a greater loss of patronage than the Aurora Casino. The Aurora Casino's year to date decrease in gross wagering compares favorably with the decrease in gross wagering for the two Joliet, Illinois riverboat operators which, based on information published by the Illinois Gaming Board, suffered a combined decrease in gross wagering of 20.4% during the nine month period ended September 30, 1997 compared to the same period in 1996. Accordingly, the Aurora Casino's location and resulting customer base west of Chicago together with the success of its facility improvements program, including the completion of a new 500-space parking garage facility during September 1996, have helped maintain patron volume.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

   REVENUES

   Casino revenues increased $2.5 million (6.6%) during the third quarter, but decreased $5 million (4.1%) during the nine month period ended September 30, 1997 compared to the same periods of 1996. Table game revenues increased slightly (0.4%) during the third quarter, but decreased $3.6 million (9.2%) during the first nine months of 1997 compared to the 1996 periods as decreases in drop of 5.5% and 12.5%, respectively, were partially offset by increases in the table game hold percentage. The 2.3% increase and 4.5% decrease in slot machine handle during the third quarter and first nine months of 1997, respectively, were also impacted by increases in the slot hold percentage, resulting in a three month slot machine revenue increase of $1.9 million (7.2%) and a nine month slot machine revenue decrease of $2.1 million (2.6%), respectively, compared to the same periods of 1996. Casino revenues were also impacted by the introduction of poker during the second quarter of 1997 which generated revenues amounting to $583,000 and $749,000, respectively, for the three and nine month periods ended September 30, 1997.

   Food and beverage revenues at the Aurora Casino did not change significantly during the three or nine month periods ended September 30, 1997 compared to the same periods of 1996. Other revenues decreased by $658,000 (53.5%) and $1.9 million (57.2%), respectively, during the three and nine month periods ended September 30, 1997 compared to the 1996 periods primarily due to the elimination of garage and valet parking revenues for competitive reasons.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 61% and 60.4%, respectively, during the three and nine month periods ended September 30, 1997 compared to 63.5% and 65.3%, respectively, during the like periods of 1996. The decreases from the prior year periods reflect decreases in promotional activity with respect to parking as noted previously.

   DEPARTMENTAL EXPENSES

   Casino expenses did not change significantly during the third quarter, but decreased by $5.9 million (7.2%) during the nine month period ended September 30, 1997 compared to the 1996 periods. In spite of the 6.6% third quarter increase in casino revenues, casino expenses remained constant reflecting management's efforts to control personnel costs and improve profitability. The nine month decrease reflects the year to date decrease in casino revenues together with decreased promotional activities and reduced staffing levels.

   Food and beverage expenses decreased $371,000 (24.2%) during the third quarter of 1997 reducing the year to date increase in such expenses to $245,000 (7.4%). Reduced allocations to the casino department during the first half of 1997 began to increase in the third quarter as revenues rebounded. Other expenses did not change significantly during the third quarter of 1997 and increased $782,000 during the first nine months of 1997 compared to 1996 reflecting an extremely low amount of such costs during the 1996 period as a result of allocations made to other departments. Food and beverage and other services to casino patrons are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


TUNICA CASINO

   GENERAL

   Income from operations at the Tunica Casino, adjusted to exclude consulting fees payable to a subsidiary of GBCC, amounted to $4.4 million and $12.8 million, respectively, for the three and nine month periods ended September 30, 1997 compared to $1.6 million and $3.1 million during the same periods of 1996. The increases are primarily attributable to the opening of the Tunica Casino's new 352-room hotel tower in September 1996 which increased room capacity by over 225% and added luxury suites, meeting space and other amenities. The Tunica market has experienced significant growth over the past few years with increased competition as a consequence. Harrah's Entertainment, Inc., which currently owns two casinos in the cluster of gaming facilities where the Tunica Casino is located, has closed its smaller facility while continuing its efforts to sell the property. A significant number of new hotel rooms are also currently under construction in the Tunica market.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and nine month periods ended September 30, 1997 and 1996.


                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                ----------------------------  ----------------------------------
                                    1997           1996              1997              1996
                                -------------  -------------  ------------------  --------------
CASINO REVENUES:
 Table games                    $  3,145,000   $  4,082,000      $   11,561,000    $ 12,013,000
 Slot machines                    22,066,000     16,946,000          62,644,000      51,706,000
 Poker revenues                      295,000        267,000             815,000         812,000
                                ------------   ------------      --------------    ------------

  Total                         $ 25,506,000   $ 21,295,000      $   75,020,000    $ 64,531,000
                                ============   ============      ==============    ============

TABLE GAMES:
 Gross wagering (drop) (1)      $ 20,285,000   $ 19,279,000      $   59,754,000    $ 61,709,000
 Hold percentage (2)                    15.5%          21.2%               19.3%           19.5%

SLOT MACHINES:
 Gross wagering (handle) (1)    $426,450,000   $312,587,000      $1,217,502,000    $984,715,000
 Hold percentage (2)                     5.2%           5.4%                5.1%            5.3%


---------------------------

(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $114.9 million (34.6%) and $230.8 million (22.1%), respectively, during the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. The additional patron volume is directly attributable to the hotel expansion completed in September 1996. Slot machine handle

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

during the third quarter and first nine months of 1997 increased by $113.9 million (36.4%) and $232.8 million (23.6%), respectively. Table game drop showed an increase of $1 million (5.2%) during the third quarter of 1997 reversing a trend of lower table game volume primarily due to promotional activities directed toward the table games patron.

     REVENUES

     Casino revenues increased $4.2 million (19.8%) and $10.5 million (16.3%), respectively, during the three and nine month periods ended September 30, 1997 compared to the 1996 periods. Despite the increase in table game drop, table game revenues decreased 23% during the third quarter of 1997 due to a significant decline in the hold percentage for that period compared to the 1996 period. Slot machine revenue growth of 30.2% and 21.2% for the three and nine month periods ended September 30, 1997, respectively, reflects the significant increase in slot machine gross wagering partially offset by slight decreases in the slot machine hold percentages during the 1997 periods compared to 1996.

     Rooms revenue increased $1.2 million (76.5%) and $4.2 million (132.6%), respectively, during the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. These increases result from the opening of the Tunica Casino's new 352-room hotel tower during September 1996. Hotel occupancy rates have decreased slightly as a result of the additional room capacity, declining from nearly 100% in both the third quarter and first three quarters of 1996 to approximately 98% and 94%, respectively, during the three and nine month periods ended September 30, 1997. Food and beverage revenues increased $905,000 (30.6%) and $1.9 million (21.6%), respectively, during the third quarter and first nine months of 1997 compared to the same periods in 1996. These increases are principally the result of additional patron volume, increased marketing efforts, and the opening of a new casual dining outlet. Other revenues increased by 24.1% and 6.8%, respectively, during the 1997 periods compared to 1996 due to increased patron volume with respect to such ancillary services as telephones, cable television and vending machines.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Although promotional allowances increased by $1.5 million and $3.6 million during the 1997 periods, such allowances, as a percentage of rooms, food and beverage and other revenues, increased slightly to 62.7% from 59.8% during the three month period ended September 30, 1997 compared to 1996, and decreased slightly to 61.4% from 62.8% during the first three quarters of 1997 compared to the same period of 1996. The dollar increases in promotional allowances during both the three and nine month periods are largely attributable to the increased availability of rooms for promotional activities. The third quarter percentage increase is the result of higher complimentary food and beverage costs due to increased marketing efforts. The nine month overall percentage decrease demonstrates the success of such marketing efforts in generating additional revenues.

     DEPARTMENTAL EXPENSES

     Casino expenses increased $2.3 million (14.4%) and $2.9 million (5.9%) during the three and nine month periods ended September 30, 1997 compared to the same periods of 1996 due to increased patron volume.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Rooms expense decreased slightly during the third quarter of 1997, but showed an increase of $300,000 (28%) during the nine month period ended September 30, 1997 compared to the same periods of 1996. Increased patron volume resulting from the Tunica Casino's new hotel tower was offset during the third quarter by increased promotional activity, the cost of which is allocated to the casino department.

     Food and beverage expense increased $201,000 (21.9%) and $396,000 (14.5%), respectively, during the third quarter and first nine months of 1997 compared to the same periods in 1996 primarily due to increased patron volume associated with the opening of the new hotel tower and additional dining outlets. Such increases were partially offset by increased promotional activity, the cost of which is allocated to the casino department. Other expenses increased $65,000 (20.1%) and $116,000 (12.1%), respectively, during the 1997 periods compared to the prior year due to increased costs associated with merchandise sales and lounge entertainment. Rooms, food and beverage and other departmental expenses are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

OTHER HCC GROUP ITEMS
---------------------

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the HCC Group decreased by $513,000 (10.7%) and $1.5 million (10.5%), respectively, during the third quarter and first nine months of 1997 compared to the same periods in 1996. Such expenses at the Aurora Casino (net of management fees) decreased by 10.2% and 10.4%, respectively, for the three and nine month periods ended September 30, 1997 from the prior year periods as a result of management's efforts to control costs.
The Tunica Casino achieved cost reductions in this area of 3.1% and 1.5% (net of consulting fees) for the three and nine month periods ended September 30, 1997 compared to the prior year as a result of management's cost containment efforts. The remaining corporate general and administrative expense decreases of 14.5% and 15.8% for the three and nine month periods, respectively, result from reductions in corporate overhead costs, primarily in travel costs and professional fees.

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

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased $203,000 (4.1%) and $1.4 million (8.7%), respectively, during the three and nine month periods ended September 30, 1997 compared to the 1996 periods. Although completion of a parking garage at the Aurora Casino and a new hotel tower at the Tunica Casino during the third quarter of 1996 significantly increased the amount of depreciable assets, the revision in estimated useful lives of buildings and certain operating equipment effective October 1, 1996 resulted in an overall decrease in depreciation and amortization.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     DEVELOPMENT EXPENSES

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs increased by $119,000 (66.5%) and $472,000 (65.5%), respectively, during the three and nine month periods ended September 30, 1997 compared to the 1996 periods primarily as a result of costs incurred with respect to HCC's efforts in obtaining a gaming site in Louisiana. In October 1997, HCC entered into a preliminary agreement with two partners to develop a hotel and casino complex on the Red River in Shreveport, Louisiana subject to approval of the Louisiana Gaming Control Board.

     INTEREST

     Interest income decreased $106,000 (18.4%) and $574,000 (30.7%), respectively, for the three and nine month periods ended September 30, 1997 compared to the same periods of 1996. The decreases result from interest earned during 1996 on cash restricted for construction projects; such cash was spent on construction during 1996 and is no longer available for investment purposes.

     Interest expense increased $603,000 (8.7%) and $1.5 million (7.0%), respectively, during the three and nine month periods ended September 30, 1997 compared to the prior year periods primarily due to additional interest incurred with respect to the new parking garage at the Aurora Casino which is treated as a capital lease for financial reporting purposes and to the capitalization of interest at the Tunica Casino with respect to construction of its new hotel tower during the 1996 periods.

     GAIN (LOSS) ON DISPOSAL OF ASSETS

     The 1997 gain resulted from the sale of a company-owned aircraft.

     INCOME TAX (PROVISION)  BENEFIT

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $6 million, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $311,000, which do not begin to expire until the year 2008.

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheets reflect the recording of net deferred tax assets of $3.8 million and $6.5 million as of September 30, 1997 and December 31, 1996, respectively. In the absence of a "change of control" as discussed below, the ultimate recognition of the current amount of net deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $11 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

     OPERATING ACTIVITIES

     The operations of the Aurora Casino continue to be HCC's primary source of liquidity and capital resources, having contributed approximately $22.2 million of cash flow from operations during the first nine months of 1997 after deducting the payment of $7 million of management fees. The Tunica Casino provided $9.6 million of cash from operations during the first three quarters of 1997 after deducting the payment of $900,000 of consulting fees to GBCC. HCC's other sources of funds have historically included the repayment of principal and interest on intercompany loans made to GBCC and interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first nine months of 1997 included costs to pursue development opportunities ($1.2 million) and corporate overhead costs ($5.2 million).

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     During the first nine months of 1997, cash flow from operations together with proceeds from the sale of assets were used by HCC to fund capital expenditures of $3.5 million, to make a $2 million contribution toward construction of a golf course to benefit the Tunica Casino, to repay third party indebtedness and make payments under capital lease obligations of $5 million and $1.6 million, respectively, and to pay distributions amounting to $2.9 million to GBCC as limited partner in PML.

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

     At September 30, 1997, HCT has a $1 million bank credit facility available through August 15, 1998 on which no borrowings were outstanding. Borrowings on the line of credit accrue interest at the rate of prime plus 1 1/2% per annum.

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

     As of September 30, 1997, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1997 are approximately $3.5 million and $983,000, respectively.

     CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

     Capital expenditures at the Aurora Casino during the first three quarters of 1997 were $1.2 million; management anticipates spending $1.8 million during the remainder of 1997 primarily for its ongoing capital improvements program with no major projects currently scheduled.

     Capital expenditures at the Tunica Casino during the first three quarters of 1997 amounted to $2.3 million; management anticipates spending $420,000 during the remainder of 1997 primarily for its ongoing program of capital improvements.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course amounted to $2 million during the first quarter of 1997. No additional contributions are currently anticipated.

     During November 1995, HCC loaned $10 million of the proceeds from the HCC Refinancing to an unaffiliated gaming company in the form of two $5 million notes (Series A and Series B). The loans earn interest at the rate of prime plus one percent per annum and are payable in quarterly installments of principal and interest commencing in February 1998 with the final payment due in August 2000. All principal payments received are to be applied first to the Series A note. In connection with the loans, HCC received warrants to acquire up to a 10% equity interest in the gaming company at any time between November 15, 1998 and November 15, 2000 at an exercise price of $500,000 per 1/2% interest. Under the terms of the loan agreement, the gaming company may require HCC to exercise warrants to acquire a 5% equity interest on November 15, 1998 at a cost not to exceed $5 million, payable through the reduction of the outstanding principal balance and, to the extent applicable, the forgiveness of accrued interest on the Series B note.

     HCC is pursuing several potential gaming opportunities including the aforementioned Shreveport, Louisiana joint venture project. As presently contemplated, HCC would contribute its proportionate share of approximately $37.5 million as an equity investment in the venture with the remaining construction and preopening costs (estimated at $100 million) to come from non-recourse project financing. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

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

PART II:  OTHER INFORMATION
---------------------------

     The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 1997.


SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO CORPORATION


Date:  November 12, 1997        By: /s/  John C. Hull
       -------------------          ---------------------------
                                         John C. Hull
                                     Corporate Controller and
                                   Principal Accounting Officer


                                 HWCC - TUNICA, INC.

Date:  November 12, 1997        By: /s/  John C. Hull
       -------------------          ---------------------------
                                         John C. Hull
                                   Principal Accounting Officer