Form 10-K
period 1997-12-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1998-04-15
CIK 888245, 927801

                                  FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        DECEMBER 31, 1997
                            ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number         33-48887
                               --------

                          HOLLYWOOD CASINO CORPORATION
                                  HWCC-TUNICA, INC.
-------------------------------------------------------------------------------
          (Exact name of each registrant as specified in its charter)

             DELAWARE                                75-2352412
              TEXAS                                  75-2513808
-----------------------------------------        --------------------
 (States or other jurisdictions of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.'s)

  TWO GALLERIA TOWER, SUITE 2200
     13455 NOEL ROAD, LB 48
          DALLAS, TEXAS                                  75240
------------------------------------------       --------------------
 (Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code):   (972) 392-7777
                                                        --------------
          Securities registered pursuant to Section 12(b) of the Act:

                 NONE                           NOT APPLICABLE
-----------------------------------    ------------------------------------
          Title of each class          Name of exchange on which registered

       Securities registered pursuant to Section 12(g) of the Act:  NONE

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES  X         NO______
                                                     ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Hollywood Casino Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of Hollywood Casino Corporation, based on the closing price of such stock on April 9, 1998, was $23,871,521. For the purposes of this computation, all officers, directors and 5% beneficial owners of Hollywood Casino Corporation are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are in fact, affiliates of Hollywood Casino Corporation. As of April 9, 1998, 24,949,976 shares of Class
A Common Stock, $.0001 par value per share, were outstanding.

   As of April 9, 1998, 1,000 shares of Common Stock of HWCC-Tunica, Inc., $.01 par value per share, were outstanding, all of which were held by an affiliate of HWCC-Tunica, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

   (1) Definitive proxy statement filed pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 28, 1998 --
       Part III.

   HWCC-Tunica, Inc. meets the conditions set forth in General Instruction
(J)(l)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                     PART I


ITEM 1.  BUSINESS

GENERAL
-------

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

   HCC owns all of the outstanding common stock of both Hollywood Casino - Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized by the Pratt Family during 1990 which owns and operates the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 which owns and operates the Tunica Casino. Prior to December 31, 1996, the Company also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC"). On December 31, 1996, HCC distributed the common stock of GBCC owned by HCC to its shareholders. As a result of the dividend, GBCC is no longer a subsidiary of HCC. While a subsidiary of HCC, GBCC's principal asset was the Sands Hotel and Casino (the "Sands") in Atlantic City, New Jersey. GBCC also held, and continues to hold, management and consulting contracts with the Aurora Casino and the Tunica Casino.

   Effective as of April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino (see "Pratt Management, L.P." below), from a subsidiary of GBCC. For all periods subsequent to the acquisition date (April 1, 1997), PML is reflected as a consolidated subsidiary of HCC. The remaining limited partnership interest continues to be held by a subsidiary of GBCC and is reflected in the accompanying consolidated financial statements as a minority interest.

   The Company's casinos use casino information technology developed by Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC. Such information technology includes ACSC's table game and slot monitoring systems that provide the casinos with the ability to capture and maintain information necessary to track and rate patron play through the use of a casino players' card. In addition, ACSC's systems allow the casinos to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

   The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

THE AURORA CASINO
-----------------

   The Aurora Casino commenced operations on June 17, 1993 and is one of only four casinos in Illinois now operating within 50 miles of downtown Chicago. The Aurora Casino currently consists of two multi-level riverboat casinos containing an aggregate of approximately 32,100 square feet of gaming space with approximately 975 slot machines and approximately 55 table games. The Aurora Casino also includes an approximately 64,000 square foot land-based Pavilion through which patrons board the facility's two riverboat casinos via enclosed passenger loading ramps. The highly-themed Pavilion features a glass-domed, four-story atrium with two grand staircases, two upscale lounges, a gourmet restaurant, a large buffet and a diner. Patrons of the Aurora Casino are offered valet and self-parking in two multi-level parking garages that accommodate approximately 1,340 cars, as well as other available surface parking.

   One parking garage is located directly across the street and is connected to the Pavilion through a climate controlled tunnel. The structure also contains approximately 1,500 square feet of retail space, the "Hollywood Casino(R) Studio Store," a highly-themed store selling logo items licensed from motion picture studios as well as first-run movies on videocassette. See "Properties - The Aurora Casino".

   In 1995, the Company completed a 10,000 square foot expansion of one of the Aurora Casino's riverboats. The casino expansion increased the Aurora Casino's gaming space by approximately 45% to the current 32,100 square feet, allowing the facility to offer patrons the maximum number of gaming positions permitted by Illinois gaming regulations in a spacious, highly-themed setting. The Company also completed a renovation of the Aurora Casino's second riverboat casino in September 1995 which included the installation of new interior decor more extensively utilizing the Company's Hollywood Theme and the reconfiguration of gaming areas to provide a more spacious and comfortable setting.

   Business Strategy.  The Aurora facility's primary market is the affluent
   -----------------
suburbs north and west of Chicago. Based on a sampling of its patrons, the Company believes that the casino drew approximately 36% of its patrons from such suburbs during 1997. Approximately 7.1 million people live within a 40-mile radius and approximately 11.6 million people live within a 100-mile radius of the Aurora Casino. The facility is easily accessible from major highways, can be reached from downtown Chicago in approximately 50 minutes by trains which average 20 trips a day, and is approximately 30 miles from O'Hare International Airport. The four operating Chicago-area casinos, including the Aurora Casino, have approximately 135,000 square feet of combined gaming space. No additional casinos may be licensed in Illinois without the passage of new state legislation; however, one existing license is currently available for reissue. There are also five riverboat casino operations in northwestern Indiana which compete within the Chicago-area market.

   The Aurora Casino's riverboats currently depart from their landings for as many as 14 daily cruises on weekdays and 17 daily cruises on weekends, commencing at various times from 9:00 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. The use of a staggered cruise schedule with two vessels significantly reduces the waiting time until the next gaming session for patrons who miss a cruise departure. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of two to three hours of gaming per cruise, depending on the cruising schedule. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessels at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

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

   Management believes that the Aurora Casino's facilities, in particular its highly-themed dockside Pavilion and its close proximity to the Paramount Theatre, an 1,800-seat art deco theatre in which the Company features headliner entertainment, are appealing to both the premium and mass casino patron markets. Entertainers who have appeared include Frank Sinatra, Tom Jones, Ann-Margaret, the Temptations, Howie Mandel, Willie Nelson and the Bolshoi Ballet.

   Casino Credit.  Casino operations are conducted on both a credit and a cash
   -------------
basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1997, gaming credit extended to customers accounted for approximately 14% of overall table game wagering, while table game wagering accounted for approximately 13% of overall casino wagering during the period. At December 31, 1997, gaming receivables amounted to $2.1 million before allowances for uncollectible gaming receivables which amounted to $483,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

   Employees and Labor Relations.  In Aurora, all casino employees must be
   -----------------------------
licensed by the Illinois Gaming Board. At December 31, 1997 there were approximately 1,500 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

THE TUNICA CASINO
-----------------

   The Tunica Casino opened on August 8, 1994 and is part of a three casino cluster located in north Tunica County. The Tunica Casino features a 54,000 square foot casino with approximately 1,350 slot machines and 50 table games. The facility currently has 506 hotel rooms and suites, an entertainment lounge, themed bar facilities, two restaurants, a large themed buffet, an indoor pool, banquet and meeting facilities, a showroom, parking for 1,850 cars and a 72-space recreational vehicle park. The Tunica Casino also has a themed gaming area, the "Adventure Slots" attraction. Completed in 1996, Adventure Slots includes interactive special effects, multimedia displays of motion picture memorabilia from famous adventure movies and over 200 slot machines with custom graphic details.

   The Tunica Casino's hotel experienced overall occupancy rates in excess of 92% during 1997 with occupancy rates approaching 99% during weekend and other peak periods. Management believes that its hotel facility allows the Tunica Casino to more effectively market to and attract overnight and extended stay patrons.

   Business Strategy.  Tunica County is currently the closest legalized gaming
   -----------------
jurisdiction to, and is easily accessible from, Memphis. Approximately 4.1 million residents live within a 150 mile radius of Tunica County (approximately one million of whom live in the greater Memphis metropolitan area). Memphis also hosts approximately 3.5 million tourists each year. Other markets within 250 miles of Tunica County include Little Rock, Jonesboro and Pine Bluff, Arkansas; Nashville and Jackson,

Tennessee, and Southeast Missouri. The Tunica Casino is accessible to its primary geographic market via Highway 61 and Interstate 55. The Tunica Casino is located in a cluster with gaming facilities operated by Harrah's Entertainment, Inc. ("Harrah's") and Boyd Gaming Corporation ("Sam's Town"), which gives potential patrons a variety of gaming options. The three operating casinos have named their cluster "Casino Strip" in order to establish a marketing identity for the cluster and have entered into a joint billboard campaign promoting the Casino Strip name. These properties also operate a free shuttle bus service between the three casinos. Additional joint marketing activities, including radio advertising and joint special events, are currently being conducted. Management believes that the critical mass of the three property cluster, together with the ability of visitors to move freely among these properties and to access the cluster from the main Tunica highways, generates significant patron traffic to the Tunica Casino. The Casino Strip resorts are currently constructing an 18-hole championship golf course scheduled to open in the fall of 1998 on approximately 190 acres of land adjacent to the Casino Strip. Once open, the golf course will be jointly operated by the Casino Strip operators. Management believes that the golf course will help strengthen the Casino Strip as a gaming and convention resort destination.

   The Tunica Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Memphis metropolitan area and other major markets by (i) targeting the local day-trip market and (ii) by utilizing its hotel rooms and recreational vehicle park to expand its patron mix to include overnight visitors. Management also utilizes the ACSC developed casino information technology to identify premium patrons; such information is then used to encourage participation in its casino players' card program and tailor promotions and special events to cater to this market segment.

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

   Casino Credit.  Casino operations are conducted on both a credit and a cash
   -------------
basis. Gaming debts arising in Tunica in accordance with applicable regulations are enforceable under Mississippi law. During 1997, gaming credit extended to customers accounted for approximately 9% of overall wagering. At December 31, 1997, gaming receivables amounted to $1.4 million before allowances for uncollectible gaming receivables amounting to $705,000. Management of the Tunica Casino believes that the allowances for uncollectible gaming receivables are adequate.

   Employees and Labor Relations.  At December 31, 1997, there were
   -----------------------------
approximately 1,200 employees at the Tunica Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

   PRATT MANAGEMENT, L.P.
   ----------------------

   Pursuant to the Agreement of Limited Partnership, PML makes distributions to a GBCC subsidiary in an amount equal to 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, all of which comes from management fees received from the management of the Aurora Casino pursuant to the Aurora Casino Management Contract.

   The Aurora Casino Management Contract.  PML manages the Aurora Casino
   -------------------------------------
pursuant to the Aurora Casino Management Contract, which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of the Aurora Casino and any additions or expansions thereof.

   PML receives a quarterly base management fee generally equal to 5% of operating revenues (as defined in the agreement). However, for so long as HCC's Senior Secured Notes remain outstanding (see "Item 2. Properties - The Aurora Casino" below), payment of the base services fee is (i) subject to a maximum of $5.5 million in any consecutive 12 month period; (ii) subordinate to payment of interest on the Senior Secured Notes and certain other indebtedness; and (iii) conditioned upon compliance with indentures governing such indebtedness.

   PML also receives an incentive fee equal to 10% of gross operating profit (as defined in the agreement). However, for as long as the Senior Secured Notes remain outstanding, the incentive fee may not be paid until Gross Operating Cash Flow (as defined in the agreement) is at least $25 million for any consecutive 12 month period.

   The Aurora Casino Management Contract can be terminated by either party upon 45 days prior written notice in the event of the other party's material breach of the agreement, inability to pay debts generally as they become due, bankruptcy or other similar proceedings, action to suspend normal business operations, or imposition of any materially adverse levy or judgment. Furthermore, PML has the right to terminate if HCA fails to furnish funds required for PML to manage the Aurora Casino or fails to compensate or reimburse PML. In such case, PML is entitled to liquidated damages in an amount equal to 10 times the aggregate base services fee and incentive fee earned by PML in the preceding fiscal year.

THE SANDS
---------

   Prior to December 31, 1996, the Sands was an indirect subsidiary of HCC. The Sands is located in Atlantic City, New Jersey on approximately 4.8 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility consists of a casino and simulcasting facility with approximately 76,000 square feet of gaming space containing approximately 2,075 slot machines and 110 table games; a hotel with 532 rooms (including 58 suites); six restaurants; a cocktail lounge; two private lounges for invited guests (the Plaza Club and the Island Club); an 800-seat cabaret theater; retail space; an adjacent nine-story executive office building with 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and parking for approximately 1,900 vehicles. In addition, a nearby warehouse and a building in Atlantic City that houses an auto shop facility also support the operations of the Sands.

COMPETITION
-----------

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

   THE AURORA CASINO

   The Illinois Riverboat Gambling Act and the rules promulgated by the Illinois Gaming Board thereunder (the "Riverboat Act") authorizes only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board) at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation; however, one licensed site ceased gaming operations in July 1997. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The Aurora Casino also competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 25 miles of downtown Chicago. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Legislation could also be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Company's principal market. In addition, three groups have been chosen to operate casinos in the Detroit, Michigan market; however, the establishment of a regulatory system and subsequent licensing have yet to be accomplished. Accordingly, it is not anticipated that any Detroit casino will be operational until 2001. Native American Indian tribes are seeking to open casino facilities in northwestern Indiana and Michigan under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

   THE TUNICA CASINO

   The Tunica Casino faces intense competition from the other casinos operating in north Tunica County. The Mississippi Gaming Control Act does not limit the number of licenses that may be granted. Any significant increase in new capacity in Tunica County could negatively impact the operations of the Tunica Casino. Within the Casino Strip cluster, Sam's Town has 96,000 square feet of gaming space with approximately 1,885 slot machines and 75 table games and approximately 850 hotel rooms and Harrah's Mardi Gras currently has 50,000 square feet of gaming space with approximately 980 slot machines and 45 table games and approximately 200 hotel rooms. A second casino owned by Harrah's in the Casino Strip closed during 1997.

   A three casino cluster consisting of Binion's Horseshoe, ITT Sheraton and Goldstrike Casino ("Casino Center") is located north of the Casino Strip cluster and closer to the Memphis market. Bally's operates a casino and hotel adjacent to, but not connected with, the Casino Center. Fitzgeralds is located between Casino Center and the Casino Strip cluster. During 1997, the Goldstrike Casino completed a new 31-story, 1,200 room hotel tower and Binion's opened a new 300 room hotel tower. ITT has also recently completed construction of 150 hotel rooms. The additional hotel capacity makes the Casino Center increasingly competitive in attracting overnight visitors. The increase in competition in the north Tunica County casino market could have a material adverse effect on the Tunica Casino.

   During July 1996, Grand Casinos opened a casino complex immediately north of Casino Center with 140,000 square feet of gaming space including approximately 3,000 slot machines and 120 table games (the largest casino in Mississippi). Two hotels with an aggregate of 776 rooms and a conference center are currently available and a golf course and other amenities are scheduled for later completion. The opening of this casino space increased casino capacity in Tunica County by 24%.

   The Company believes that the most significant restrictions to the growth of gaming in the Tunica market are the lack of an effective infrastructure and secondary attractions outside the gaming industry. The Mississippi Department of Transportation widened the highway leading to Tunica County from Memphis (Highway 61) during 1996 and plans to widen the highway from eastern Mississippi (Highway 304). Additional non-casino attractions such as golf courses are scheduled to open in 1998 and discussions are continuing with developers with respect to the construction of retail shopping and entertainment complexes. In prior years, the shortage of hotel rooms was also considered a restriction to growth; however, as previously noted, a number of casino operations completed and opened hotel facilities during 1997. The total number of hotel rooms in Tunica County increased to 4,432 rooms at the end of 1997 from 3,176 at the end of 1996, an increase of 40%.

   The Tunica Casino may eventually face competition from the opening of gaming casinos closer to Memphis including DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996. In addition, gaming has been legalized in Coahoma County (immediately south of Tunica County and more accessible from Little Rock, Arkansas) where Lady Luck operates a facility on the Mississippi side of the Helena, Arkansas bridge over the Mississippi River. Farther south, in Greenville, Washington County, two casinos are now operating, and in Vicksburg, Warren County, there are four casinos open. Casino gaming is not currently legalized in Tennessee or Arkansas. Although management does not anticipate such legislation in the near term, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on the Tunica Casino.

CASINO REGULATION
-----------------

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

   Owner's Licenses.  The Riverboat Act requires the owner of a riverboat gaming
   ----------------
operation to hold an owner's license issued by the Illinois Gaming Board. The Illinois Gaming Board is authorized to issue ten owner's licenses statewide. Each owner's license permits up to two boats as a part of the riverboat gaming operation. No entity may be licensed as the owner of more than one riverboat gaming operation in Illinois, although a licensed owner may hold up to 10% of a second riverboat gaming operation in Illinois. In addition to the ten owner's licenses which may be authorized under the Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

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

   Regulation of Gaming Operations.  The Riverboat Act does not limit the
   -------------------------------
maximum bet or per patron loss and licensees may set any maximum or minimum limits on wagering. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. Gaming sessions are limited to a four hour duration; however, special event extended cruises may be authorized by the Illinois Gaming Board.

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

   A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $7.2 million, $6.4 million and $5.4 million , respectively, during 1997, 1996 and 1995. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at the rate of 20%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $30.7 million, $31.3 million and $29.3 million, respectively, for the years 1997, 1996 and

1995. Effective January 1, 1998 the wagering tax rate was revised to a graduated tax at rates ranging from 15% to 35% based on total adjusted gross receipts. Had the new rates been in effect for the year ended December 31, 1997, the Aurora Casino's wagering tax would have increased to $41.3 million.

   The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming employees and into alleged violations of the Riverboat Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

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

   License fees and taxes are based upon a percentage of the gross gaming revenues received by a casino operation, or the number of slot machines operated by such casino, or the number of table games operated by such casino. In particular, gaming licensees must pay an annual $5,000 license fee and an additional fee based on the number of gaming devices. A state gross revenues fee of 8% is due on adjusted gross gaming revenues. Several local governments have been authorized to impose additional gross fees on adjusted gross gaming revenues of up to 4% or, alternatively, per person boarding fees, and annual license fees based on the number of gaming devices on board. The City of Tunica and Tunica County impose a combined fee of 4% on adjusted gross gaming revenues. Such gaming taxes for the Tunica Casino amounted to $11.9 million, $10.7 million and $10.7 million during 1997, 1996 and 1995, respectively. Gross gaming taxes paid to the state are allowed as a credit against Mississippi state income tax liability.

NON-GAMING REGULATION
---------------------

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

TRADEMARKS
----------

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

DEVELOPMENT ACTIVITIES
----------------------

   On October 23, 1997, plans were announced to form a partnership between HCC, New Orleans Paddlewheels, Inc. and Sodak Gaming, Inc. (the "Partnership"), with each venture partner owning one third of the Partnership. Subject to receiving final approval from the Louisiana Gaming Control Board, the Partnership has announced plans to construct a resort complex in Shreveport, Louisiana, approximately 200 miles east of Dallas, Texas. As presently planned, the complex will include a riverboat gaming facility with 30,000 square feet of gaming space, a 300-room hotel, a 65,000 square foot, themed pavilion and 25,000 square feet of retail entertainment space. HCC will operate the complex under a long-term management contract.

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

OTHER OPERATIONS
----------------

   GBCC, which prior to December 31, 1996 was a subsidiary of HCC, disposed of its remaining non-casino hotel operations during 1996 and early 1997. GBCC managed and had an ownership interest (but no obligation to fund losses) in the hotel operations of the Sands Hotel and Casino in San Juan, Puerto Rico. GBCC also managed two non-casino hotels and had an ownership interest in one of the hotels. For the year ended December 31, 1996, earnings before interest, taxes, depreciation and amortization attributable to such operations amounted to $1.2 million.

ITEM 2.  PROPERTIES

THE AURORA CASINO
-----------------

   The Aurora Casino consists of two, four-level riverboats, City of Lights I and II, which have combined casino space of approximately 32,100 square feet and approximately 1,200 gaming positions. The complex also includes the four-story, approximately 64,000 square foot land based Pavilion and two parking garages.

   The first parking garage contains approximately 18,000 square feet of office space for administrative offices and approximately 13,000 square feet of office space. HCA leases the parking garage, including the office space, from the City of Aurora under a 30 year lease ending June 2023, with HCA having the right to extend the term to a maximum of 99 years. The lease is treated as a capital lease for financial reporting purposes.

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

   The Aurora Casino is pledged as collateral to the extent of $39 million (subject to reductions for principal payments on HCA's intercompany note to HCC) with respect to certain senior secured notes, due November 1, 2003 (the "Senior Secured Notes") in the original face amount of $210 million issued by HCC on October 17, 1995. The Senior Secured Notes bear interest, payable semiannually, at the rate of 12 3/4% discounted to yield 13 3/4% per annum. The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer to purchase not more than $2,500,000 in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. On November 1, 1997, HCC made such an offer resulting in the redemption of $2.5 million principal amount of the Senior Secured Notes.

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

THE TUNICA CASINO
-----------------

   The Tunica Casino currently consists of a one-story, 60,000 square foot casino, including 54,000 square feet of gaming space, 506 hotel rooms and suites and support facilities that includes two restaurants, a buffet, an arcade and a gift shop, banquet space, an enclosed pool and atrium, a showroom and administrative offices. The 1996 construction on an eight-story, approximately 350-room hotel tower was completed with a portion of the proceeds from the Senior Secured Notes discussed above. The Tunica facility also includes a 72-space recreational vehicle park and a 1,850-space surface parking area.

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

DEVELOPMENT SITES
-----------------

   The Company holds an option to purchase approximately 159 acres of land in Palmer, Massachusetts for possible development of a gaming resort complex in the event that gaming is approved by the state legislature.

   During 1993 and 1994, the Company acquired a lakeside site in the Dallas, Texas area in the north Dallas suburb of Farmers Branch as well as two sites in the Houston, Texas area, one on Clear Lake in the City of Seabrook and the other on Lake Houston, for development in the event that Texas passed enabling legislation to legalize gaming. Passage of such legislation is now believed to be highly doubtful. An evaluation of the net realizable value of the properties resulted in the Company recognizing an anticipated loss from the disposition of such properties of approximately $3.4 million in 1996. During 1997, the Dallas site was sold at a price approximating its net book value; accordingly, no gain or loss was recognized on the sale. Management has concluded that the existing valuation allowance continues to approximate the anticipated loss to be incurred on the sale of the remaining properties.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

        PERIOD                     High    Low
        ------                    ------  -----

    1997
        First Quarter              $5.13  $2.69
        Second Quarter              4.13   2.81
        Third Quarter               3.50   2.38
        Fourth Quarter              3.56   1.75


    1996
        First Quarter             $ 4.63  $3.13
        Second Quarter              8.50   3.38
        Third Quarter              10.75   4.63
        Fourth Quarter              6.13   2.88



    As of April 9, 1998, there were approximately 500 holders of record of HCC's voting common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
---------------------------------------------

   The following tables present selected financial data for HCC and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere herein. The data as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, have been derived from the audited consolidated financial statements of HCC contained elsewhere in Item 8.

STATEMENT OF OPERATIONS DATA:                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------
                                                        1997         1996        1995       1994       1993
                                                    ------------  -----------  ---------  ---------  ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues......................................     $267,757     $530,580   $539,943   $464,384   $343,340
                                                       --------     --------   --------   --------   --------
Expenses:
 Departmental.....................................      185,753      426,769    396,157    338,776    249,139
 General and administrative.......................       16,790       37,169     36,914     33,189     31,989
 Management and consulting fees...................        3,927            -          -          -          -
 Depreciation and amortization....................       18,901       40,836     40,955     30,960     25,003
 Amortization of preopening costs.................            -            -          -     11,002      2,120
 Development......................................        1,480        1,065      6,765      5,154      1,926
                                                       --------     --------   --------   --------   --------
   Total expenses.................................      226,851      505,839    480,791    419,081    310,177
                                                       --------     --------   --------   --------   --------
Income from operations before write down
 of assets........................................       40,906       24,741     59,152     45,303     33,163
Write down of assets..............................      (19,678)     (22,141)         -          -          -
                                                       --------     --------   --------   --------   --------
Income from operations............................       21,228        2,600     59,152     45,303     33,163
                                                       --------     --------   --------   --------   --------
Non-operating income (expenses):
 Interest income..................................        1,896        3,101      3,708      4,227      3,437
 Interest expense.................................      (30,305)     (59,090)   (55,558)   (46,233)   (43,141)
 Gain (loss) on disposal of assets................          552       (1,841)      (514)       (26)         -
                                                       --------     --------   --------   --------   --------
    Total non-operating expenses, net.............      (27,857)     (57,830)   (52,364)   (42,032)   (39,704)
                                                       --------     --------   --------   --------   --------
(Loss) income before income taxes, extraordinary
 and other items..................................       (6,629)     (55,230)     6,788      3,271     (6,541)
Income tax (provision) benefit....................       (3,289)         (63)      (268)    (1,527)     7,069
                                                       --------     --------   --------   --------   --------
(Loss) income before extraordinary and other
 items............................................       (9,918)     (55,293)     6,520      1,744        528
Minority interest in earnings of Limited
 Partnership......................................       (5,012)           -          -          -          -
                                                       --------     --------   --------   --------   --------
(Loss) income before extraordinary item...........      (14,930)     (55,293)     6,520      1,744        528
Extraordinary item:
 Early extinguishment of debt,
  net of related tax benefits (1).................         (215)           -    (23,808)       126    (13,069)
                                                       --------     --------   --------   --------   --------
Net (loss) income.................................     $(15,145)    $(55,293)  $(17,288)  $  1,870   $(12,541)
                                                       ========     ========   ========   ========   ========
Basic (loss) income per common share (2):
 (Loss) income before extraordinary item..........     $   (.60)      $(2.24)  $    .27   $    .07   $    .03
 Extraordinary item...............................         (.01)           -       (.97)       .01       (.77)
                                                       --------     --------   --------   --------   --------
     Net (loss) income............................     $   (.61)      $(2.24)  $   (.70)  $    .08   $   (.74)
                                                       ========     ========   ========   ========   ========
Diluted (loss) income per common share (2):
 (Loss) income before extraordinary item..........     $   (.60)      $(2.24)  $    .26   $    .07   $    .02
 Extraordinary item...............................         (.01)           -       (.96)       .01       (.57)
                                                       --------     --------   --------   --------   --------
   Net (loss) income..............................     $   (.61)      $(2.24)  $   (.70)  $    .08   $   (.55)
                                                       ========     ========   ========   ========   ========

BALANCE SHEET DATA:                                                          DECEMBER 31,
                                                       ------------------------------------------------------
                                                         1997         1996       1995       1994       1993
                                                       --------     --------   --------   --------   --------
                                                                            (IN THOUSANDS)
Total assets......................................     $277,602     $308,229   $514,463   $464,135   $369,255
Total debt, including capital
 lease obligations................................      226,922      232,046    496,847    432,117    345,451
Shareholders' equity (deficit)....................       17,627       45,144    (57,233)   (39,947)   (41,818)

----------------
(1) Includes the following items: (i) for 1997, costs associated with HCC's mandatory redemption of Senior Secured Notes, net of related tax benefit;
    (ii) for 1995, costs associated with the October 1995 issuance of the Senior Secured Notes by HCC; and (iii) for 1993, the accrual of $14 million of costs associated with a 1994 recapitalization of GBCC, net of related tax benefit.

(2) During 1997, HCC adopted the provisions of Financial Accounting Standards No. 128, "Earnings per Share." The earnings per share calculation has been restated for all prior periods presented.

HOLLYWOOD CASINO-AURORA, INC. AND HWCC-TUNICA, INC.
----------------------------------------------------

   The following tables set forth selected financial information for HCA and HCT and are qualified in their entirety by, and should be read in conjunction with, HCA and HCT's Financial Statements and notes thereto contained elsewhere herein. HCA and HCT commenced operations on June 17, 1993 and August 8, 1994, respectively. The data as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 have been derived from the audited financial statements of HCA and HCT contained elsewhere in Item 8.

                         HOLLYWOOD CASINO-AURORA, INC.

STATEMENT OF OPERATIONS DATA:

                                                        YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                           1997       1996       1995       1994      1993(1)
                                         ---------  ---------  ---------  ---------  ----------
                                                             (IN THOUSANDS)

Net revenues...........................  $160,307   $163,391   $152,508   $148,000   $71,628
                                         --------   --------   --------   --------   -------
Expenses:
   Departmental........................   108,653    114,006    102,780     95,495    45,047
   General and administrative..........    14,673     14,645     14,406     11,926     8,200
   Depreciation and amortization.......     7,491      8,834      9,172      7,121     3,582
   Amortization of preopening costs....         -          -          -      5,863     2,120
                                         --------   --------   --------   --------   -------
     Total expenses....................   130,817    137,485    126,358    120,405    58,949
                                         --------   --------   --------   --------   -------
Income from operations.................    29,490     25,906     26,150     27,595    12,679
                                         --------   --------   --------   --------   -------
Non-operating income (expense):
   Interest income.....................       156        205        306        458       432
   Interest expense....................    (6,847)    (6,704)    (6,493)    (6,654)   (3,930)
   Gain on disposal of assets..........       134          -          -          -         -
                                         --------   --------   --------   --------   -------
     Total non-operating expense, net..    (6,557)    (6,499)    (6,187)    (6,196)   (3,498)
                                         --------   --------   --------   --------   -------

Income before income taxes and
  extraordinary item...................    22,933     19,407     19,963     21,399     9,181
Income tax provision...................    (8,419)    (6,883)    (7,554)    (7,557)   (3,567)
                                         --------   --------   --------   --------   -------

Income before extraordinary item.......    14,514     12,524     12,409     13,842     5,614
Extraordinary item.....................         -          -       (989)         -         -
                                         --------   --------   --------   --------   -------

Net income.............................  $ 14,514   $ 12,524   $ 11,420   $ 13,842   $ 5,614
                                         ========   ========   ========   ========   =======

BALANCE SHEET DATA:
                                                            DECEMBER 31,
                                         ---------------------------------------------------
                                           1997       1996       1995       1994      1993
                                         --------   --------   --------   --------   -------
                                                    (IN THOUSANDS)

Total assets...........................  $104,071   $107,449   $ 93,196   $ 73,356   $77,113
Total debt, including capital lease
  obligations..........................    58,972     65,430     55,829     50,141    54,624
Shareholder's equity...................    28,948     28,033     25,549     14,071    10,659

------------------
(1) The Aurora Casino commenced operations on June 17, 1993.

                               HWCC-TUNICA, INC.

STATEMENT OF OPERATIONS DATA:

                                                                        YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                1997         1996       1995      1994(1)
                                                            -------------  ---------  ---------  ----------
                                                                            (IN THOUSANDS)

Net revenues..............................................      $107,263   $ 94,524   $ 94,416   $32,413
                                                                --------   --------   --------   -------
Expenses:
  Departmental............................................        77,058     72,602     63,842    22,623
  General and administrative..............................         5,769      5,962      5,711     2,425
  Depreciation and amortization...........................         9,916     10,906     10,356     3,610
  Amortization of preopening costs........................             -          -          -     5,939
                                                                --------   --------   --------   -------
   Total expenses.........................................        92,743     89,470     79,909    34,597
                                                                --------   --------   --------   -------

Income (loss) from operations.............................        14,520      5,054     14,507    (2,184)
                                                                --------   --------   --------   -------
Non-operating income (expenses):..........................
  Interest income.........................................           281        835        637       374
  Interest expense........................................       (10,980)   (10,060)   (10,792)   (4,454)
  Gain (loss) on disposal of assets.......................             6        (45)      (505)        -
                                                                --------   --------   --------   -------
   Total non-operating expenses, net......................       (10,693)    (9,270)   (10,660)   (4,080)
                                                                --------   --------   --------   -------

Income (loss) before income taxes and extraordinary item..         3,827     (4,216)     3,847    (6,264)
Income tax benefit........................................           845          -        694         -
                                                                --------   --------   --------   -------

Income (loss) before extraordinary item...................         4,672     (4,216)     4,541    (6,264)
Extraordinary item........................................             -          -     (9,614)      126
                                                                --------   --------   --------   -------

Net income (loss).........................................      $  4,672   $ (4,216)  $ (5,073)  $(6,138)
                                                                ========   ========   ========   =======

BALANCE SHEET DATA:
                                                                                DECEMBER 31,
                                                                ----------------------------------------
                                                                  1997       1996       1995      1994
                                                                --------   --------   --------   -------
                                                                              (IN THOUSANDS)


Total assets..............................................      $118,727   $116,620   $122,240   $99,889
Total debt, including capital lease
 obligations..............................................        85,683     86,645     88,340    61,789
Shareholder's equity......................................        23,882     19,210     23,426    28,499


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

   RESULTS OF OPERATIONS

   On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. For the years ended December 31, 1996 and 1995, however, the operations of GBCC are included in the consolidated results of operations of HCC. The following table sets forth the pro forma losses before income taxes of HCC and its subsidiaries, exclusive of GBCC and its subsidiaries (the "HCC Group"), for the years ended December 31, 1996 and 1995 as if the distribution of GBCC common stock had occurred at December 31, 1994 and, as a result, the GBCC Group had not been consolidated with HCC.

   Effective on April 1, 1997, HCC acquired the general partnership interest in the limited partnership that manages the Aurora Casino. Prior to that date, the limited partnership was wholly owned by subsidiaries of GBCC. As a result of the purchase, the limited partnership is now consolidated with HCC, and earnings attributable to the limited partnership interest not owned by HCC are deducted from HCC's are operating income as minority interest. The 1997 financial information set forth below is adjusted from the consolidated financial statements presented elsewhere to include only the earnings attributable to HCC as general partner in income before taxes, nonrecurring, extraordinary and other items.

   As a result of these proforma adjustments, the following presentation reflects all periods on a comparable basis. Except for this presentation, the impact of GBCC's exclusion from the 1997 results of operations will not be addressed in the discussion which follows.


                                                       YEAR ENDED DECEMBER 31,
                                                -------------------------------------
                                                  1997(1)      1996(2)      1995(2)
                                                -----------  -----------  -----------
                                                            (in thousands)
Casino revenues                                 $251,471     $244,485     $234,570
Other departmental revenues                       41,454       36,660       30,915
Less - promotional allowances                    (25,168)     (22,658)     (18,226)
                                                --------     --------     --------

 Net revenues                                    267,757      258,487      247,259
                                                --------     --------     --------

Casino expenses                                  171,623      174,032      154,585
Other departmental expenses                       14,130       12,716       11,906
General and administrative expenses               15,631       18,766       15,891
Management and consulting fees                    10,809       10,560       10,632
Depreciation and amortization                     18,901       21,006       20,432
Development expenses                               1,480        1,065        6,765
                                                --------     --------     --------

 Total expenses                                  232,574      238,145      220,211
                                                --------     --------     --------

Operating income before write down of assets      35,183       20,342       27,048
Write down of assets                             (19,678)     (22,141)           -
                                                --------     --------     --------

Income (loss) from operations                     15,505       (1,799)      27,048

Interest expense, net                            (28,321)     (26,563)     (23,217)
Gain (loss) on disposal of assets                    552          (46)        (570)
Equity in earnings of general partnership            800            -            -
                                                --------     --------     --------

(Loss) income before income taxes,
  extraordinary and other items                 $(11,464)    $(28,408)    $  3,261
                                                ========     ========     ========

________________________________
(1) As presented in consolidated financial statements except for the general partnership interest.
(2) Pro forma HCC Group.

   Net revenues of the HCC Group for the year ended December 31, 1997 were $267.8 million, an increase of 3.6% from net revenues of $258.5 million in 1996. The 1997 increase is directly attributable to the $12.7 million (13.5%) increase in net revenues at the Tunica Casino, offset by a $3.1 million (1.9%) decline in net revenues at the Aurora Casino. Net revenues for 1996 reflect an increase of $11.2 million (4.5%) from the $247.3 million earned during 1995. Most of the 1996 increase was realized by improved net revenues at the Aurora Casino; net revenues at the Tunica Casino were virtually unchanged in 1996 compared to 1995.

   As explained in greater detail below, HCC has incurred significant charges for the write down of assets during 1997 and 1996. The 1997 increase in net revenues over the prior year, coupled with a 2.3% decline in operating expenses, exclusive of asset write downs, would result in the HCC Group's ongoing income from operations improving by $14.8 million (73%) to $35.2 million in 1997 from $20.3 million in 1996. The 1996 decline in income from ongoing operations of $6.7 million (24.8%) compared to 1995 reflects the 4.5% increase in net revenues offset by a $17.9 million (8.1%) increase in operating expenses other than asset write downs. The increase in ongoing operating expenses primarily resulted from higher marketing and promotional expenses in response to increased competition at both the Aurora Casino and the Tunica Casino.

AURORA CASINO

   GENERAL

   Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $39.1 million for the year ended December 31, 1997 compared to $35.3 million and $35.6 million, respectively, during 1996 and 1995. The 10.9% increase in 1997 compared to 1996 has resulted despite increased competition from the opening in northern Indiana of three riverboat gaming operations during June 1996 and two additional operations in April and August 1997 which more than doubled gaming capacity in the Chicago area. The new facilities have added approximately 9,100 gaming positions to the Chicago area; the four existing Illinois riverboats in the Chicago area have less than 5,300 gaming positions. The Chicago area riverboats in general, and the Aurora Casino in particular, have continued to adjust and respond to this increased competition as demonstrated by the Aurora Casino's increase in net revenue during both the third and fourth quarters of 1997 compared to the same periods in 1996. The second half 1996 period was also negatively impacted by severe local flooding in July 1996 which caused the cancellation of several cruises and, as a result of extensive damage in the surrounding area, reduced casino volume during the remainder of the year. Income from operations before management fees declined slightly in 1996 from 1995 despite the expansion of one of the Aurora Casino's riverboats in the second quarter of 1995 which increased gaming capacity by 10,000 square feet and slot machine capacity by 34%. The decline is due to the increased competition in the second half of 1996 mentioned above, coupled with the severe local flooding.

   Effective January 1, 1998, the state of Illinois increased the wagering tax on riverboat operators in the state to a graduated tax rate system with rates ranging from 15% to 35% based on total adjusted gross receipts. For the year ended December 31, 1997, the Aurora Casino paid or accrued wagering taxes of $30.7 million. Had the new rates been in effect during 1997, the wagering tax for the Aurora Casino would have been $41.3 million. Management has reviewed its operating strategy and is currently implementing changes to its cruising schedule and curtailing marginally profitable operations in response to the increased taxes.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the years ended December 31, 1997, 1996 and 1995.


                                       YEAR ENDED DECEMBER 31,
                                -------------------------------------
                                   1997         1996         1995
                                -----------  -----------  -----------
                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                    $   47,206   $   51,230   $   57,008
 Slot machines                     105,413      105,894       89,273
 Poker revenues                      1,346            -            -
                                ----------   ----------   ----------

  Total                         $  153,965   $  157,124   $  146,281
                                ==========   ==========   ==========

TABLE GAMES:
 Gross wagering (drop) (1)      $  273,689   $  304,851   $  320,822
 Hold percentages (2)                 17.3%        16.8%        17.8%

SLOT MACHINES:
 Gross wagering (handle) (1)    $1,866,687   $1,902,642   $1,499,768
 Hold percentages (2)                  5.7%         5.6%         6.0%

-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

   Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle decreased by $67.1 million (3%) during 1997 compared to 1996.
The decrease is directly attributable to the competition from the five new casinos mentioned above. The 1997 decline in total gross wagering reflects a slot handle decline of $36 million (1.9%) and a table drop decrease of $31.1 million (10.2%). For the second half of 1997, total gross wagering was $34.1 million (3.3%) greater than the comparable period in 1996. The second half 1997 increase reflects the Aurora Casino's adjustment to the increased competition (the comparable 1996 period includes operations subsequent to the opening of three of the five new Indiana riverboat operations) as well as the impact of local flooding in 1996. The 1997 annual period decrease in casino wagering continues to reflect the significance of the additional gaming competition in the Chicago market area from the Indiana gaming operations. However, the Illinois-based riverboat operators located closer to the new Indiana facilities and which drew a greater percentage of their customers from areas now more conveniently served by the Indiana facilities suffered a greater loss of patronage than the Aurora Casino. The Aurora Casino's 1997 decrease in gross wagering compares favorably with the decrease in gross wagering for the two Joliet, Illinois riverboat operators which, based on information published by the Illinois Gaming Board, suffered a combined decrease in gross wagering of 15% during the year ended December 31, 1997 compared to 1996. Accordingly, the Aurora Casino's location and resulting customer base west of Chicago together with the success of its facility improvements program, including the completion of a new 500-space parking garage facility during September 1996, have helped maintain patron volume.

   Total gross wagering increased by $386.9 million during 1996 compared to 1995 primarily due to the expansion of gaming space in 1995 which increased slot machine capacity by 34%. Slot machine handle during 1996 increased $402.9 million (26.9%) while table drop decreased slightly. The increase in slot machine handle during the first four months of 1996 was 76.3% compared to the pre-expansion and construction periods in 1995; however, as a result of flooding and the competition from new boats in Indiana, slot machine handle during the last six months of 1996 was only 2% above the 1995 comparable period.

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

   REVENUES

   Casino revenues decreased $3.2 million (2%) during the year ended December 31, 1997 compared to 1996. The 1997 decrease reflects a decline in table game revenues of $4 million (7.9%) resulting from the decrease in table drop mentioned above, lessened somewhat by an increase in the hold percentage to 17.3% in 1997 from 16.8% in 1996. Slot machine revenue declined only slightly (less than 1%) in 1997 compared to 1996 despite the $36 million decline in slot machine handle as the slot machine hold percentage increased slightly to 5.7% in 1997 from 5.6% in 1996.

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

   Food and beverage revenues did not change significantly during 1997 as compared to 1996. Food and beverage revenues increased $2.1 million (17.7%) during 1996 compared to 1995 as a result of increased complimentaries resulting from marketing programs.

   Other revenues decreased $2 million (50.7%) during 1997 compared to 1996 and decreased $1 million (21%) during 1996 compared to 1995. These declines are primarily due to the elimination of garage and valet parking fees due to competitive pressures.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 60.7%, 64.5% and 62.6%, respectively, during the years ended December 31, 1997, 1996 and 1995. The 1997 decrease represents the reduction of
promotional activity with respect to parking as mentioned above.   The 1996
increase reflects the increase in dining promotional activities partially offset by the decrease in complimentary parking fees.

   DEPARTMENTAL EXPENSES

   Casino expenses in 1997 decreased $5.9 million (5.5%) from the prior year reflecting management's success at controlling personnel costs and improving overall profitability. Casino expenses increased by $10.8 million (11.2%) in 1996 compared to 1995 primarily due to the increases in casino wagering noted above together with increased promotional activity.

   Food and beverage expenses did not change significantly during 1997 compared to 1996. Food and beverage expenses increased slightly during 1996 as increases in payroll and food costs were virtually offset by increased allocations to the casino department as a result of promotional activities. Food and beverage services to casino patrons are, for the most part, ancillary to the casino operation. Accordingly, these departments are not expected to contribute significantly to income from operations.

   Other expenses increased $575,000 (53.9%) in 1997 compared to 1996 and $324,000 (43.7%) in 1996 compared to 1995 as fewer expenses were allocated to the casino department, primarily as a result of reduced parking costs.

TUNICA CASINO

     GENERAL

     The Tunica Casino earned income from operations, adjusted to exclude consulting fees payable to a subsidiary of GBCC, of $15.7 million in 1997 compared to $6.3 million in 1996 and $15.7 million in 1995. The increase in 1997 is primarily due to the opening of the Tunica Casino's new 352-room hotel tower in September 1996, which increased room capacity by over 225% and added luxury suites, meeting spaces, and other amenities. The 1996 decrease results primarily from increased competition in the Tunica market as evidenced by the opening of new casinos in December 1995 and in April and July 1996. The additional competition resulted in increased marketing and promotional expenditures to protect market share.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the years ended December 31, 1997, 1996 and 1995.

                                       YEAR ENDED DECEMBER 31,
                                -------------------------------------
                                   1997         1996         1995
                                -----------  -----------  -----------
                                 (in thousands, except percentages)
CASINO REVENUES:
 Table games                    $   15,083   $   16,650   $   17,782
 Slot machines                      81,404       69,644       69,256
 Poker revenues                      1,019        1,067        1,251
                                ----------   ----------   ----------

  Total                         $   97,506   $   87,361   $   88,289
                                ==========   ==========   ==========

TABLE GAMES:
 Gross wagering (drop) (1)      $   78,115   $   82,350   $   80,348
 Hold percentage (2)                  19.3%        20.2%        22.1%

SLOT MACHINES:
 Gross wagering (handle) (1)    $1,595,645   $1,332,949   $1,345,983
 Hold percentage (2)                   5.1%         5.2%         5.1%

------------------
(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $258.5 million (18.3%) during 1997 compared to 1996. The additional patron volume is directly attributable to the hotel expansion mentioned above. This increase reflects an increase in slot machine handle of $262.7 million (19.7%) offset by a decline in table game drop of $4.2 million (5.1%). Total gross wagering at the Tunica Casino decreased slightly (less than 1%) during 1996 compared to 1995. Table game wagering increased $2 million (2.5%); however, slot machine handle decreased $13 million (1%), more than offsetting the table game increase.

     During the first quarter of 1996, the Tunica Casino opened its new "Adventure Slots" attraction, a highly themed area of the casino floor which features interactive memorabilia displays and entertainment. Increased patron volume subsequent to the mid-February opening of this attraction resulted in an overall increase in slot machine handle of 6% for the first quarter of 1996 compared to the same period of 1995. Such increase was offset during the remainder of 1996 by the opening in April 1996 of a fourth casino in the Casino Strip cluster and the opening in July 1996 of Grand Casino, the largest casino in Tunica County, which is located north of the Casino Strip and closer to the primary gaming market of Memphis, Tennessee.

     REVENUES

     Total casino revenues in 1997 increased $10.1 million (11.6%) compared to 1996. Slot machine revenues increased $11.8 million (16.9%) as a result of the increase in slot handle described above. This increase in revenue was partially offset by a 9.4% decrease in table game revenues, to $15.1 million in 1997 from $16.7 million in 1996. The decrease in table game revenues is attributable to a decline in table drop of $4.2 million, as discussed above, coupled with a drop in the hold percentage to 19.3% in 1997 from 20.2% in 1996. Total casino revenues decreased slightly by $928,000 (1.1%) during 1996 compared to 1995. The increase in table game wagering was offset by a decrease in the table hold percentage to 20.2% in 1996 from 22.1% in 1995, resulting in a decrease in table game revenues of $1.1 million (6.4%). Although slot machine wagering decreased by 1% in 1996 compared to 1995, the hold percentage improved to 5.2% from 5.1%, resulting in a slight increase overall in slot machine revenues of $388,000 (less than 1%).

     Room revenues increased in 1997 by $4.3 million (81.1%) compared to 1996 and increased $2.1 million (67.2%) during 1996 compared to 1995. These increases result from the opening of the Tunica Casino's new 352-room hotel tower during the third quarter of 1996, increasing the number of guest rooms by almost 130%. Hotel occupancy rates have decreased slightly as a result of the additional room capacity, declining to an average of 92% for 1997 and 88% for the period from August through December 1996, from an average of 99.7% from January through July 1996 and an average of 96% in 1995. An additional 22 parking spaces for recreational vehicles were added to the RV Park at the Tunica Casino in 1997 bringing the total number of parking spaces to 72.

     Food and beverage revenues in 1997 increased $2.3 million (19.5%) principally due to additional patron volume, increased marketing efforts and the opening of a new casual dining outlet. Food and beverage revenues increased $2.3 million (24.1%) during 1996 compared to 1995 as a result of increased overnight patron volume from the newly completed hotel tower, the opening of a new dining outlet and increased promotional activities. Other revenues increased by 6.1% during 1997 compared to 1996 due to increased patron volume with respect to such ancillary services as telephones, cable television and vending machines. Such revenues did not change significantly in 1996 from 1995 levels.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues, increased to 61.2% from 61.1% during 1996 and 56% in 1995. Although the dollar amount of promotional allowances increased by $4.1 million (36.7%), the stability of the percentage of promotional allowances in 1997 compared to 1996 indicates that management's efforts to increase revenues while controlling the cost of promotional activities were successful. The 1996 increase results from the increased use of hotel and food and beverage complimentaries as part of the Tunica Casino's promotional programs.

     DEPARTMENTAL EXPENSES

     Casino expenses in 1997 increased $3.5 million (5.3%) due to additional patron volume as evidenced by the 11.6% increase in casino revenues. Casino expenses increased $8.6 million (15%) in 1996 compared to 1995 primarily due to increases in advertising and marketing costs and other promotional activities. Such costs increased in 1996 with the advent of additional competition as discussed under "Gaming Operations" above and the opening of the new hotel tower and the "Adventure Slots" attraction. Additional promotional activities also resulted in increased allocations of rooms and food and beverage costs to the casino department.

     Rooms expenses in 1997 increased $262,000 (16.7%) in 1997 compared to the prior year. This increase is primarily attributable to the additional patron volume associated with the opening of the new hotel tower. Rooms expenses decreased $314,000 (16.6%) in 1996 compared to 1995 in spite of the addition of the new hotel tower. The decrease is primarily due to increases in promotional activities resulting in increased allocations of room costs to the casino department.

     Food and beverage expense increased $573,000 (15.3%) and $395,000 (11.8%), respectively, during 1997 and 1996 compared to the prior years primarily due to increased patron volume associated with the opening of the new hotel tower and additional dining outlets. Such increases were partially offset by increased promotional activity, the cost of which is allocated to the casino department. The increases in other expenses of $143,000 (11.4%) during 1997 and $72,000 (6.1%) during 1996 compared to the prior years reflect increased costs associated with merchandise sales and lounge entertainment.

OTHER HCC GROUP ITEMS
---------------------

     The operating expenses of HCC, exclusive of the Aurora Casino and the Tunica Casino consist primarily of general and administrative expenses and expenses incurred in connection with the pursuit of additional gaming venues.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the HCC Group decreased $3.1 million (16.7%) in 1997 compared to the prior year. Such expenses decreased 4.2% at the Aurora Casino and 4.1% at the Tunica Casino due to management's cost containment efforts. The remaining corporate decline in general and administrative expense of $2.7 million is due to reductions in corporate overhead costs, primarily in travel costs and professional fees. General and administrative expenses increased $2.9 million (18.1%) during 1996 compared to 1995. Increases in such costs at the Aurora Casino of 6.3% and at the Tunica Casino of 5.6% were not significant; the remaining increase of $2.3 million in corporate overhead costs resulted primarily from increases in professional fees.

     DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $2.1 million (10%) in 1997 compared to 1996 and did not change significantly in 1996 compared to 1995. Although completion of a parking garage at the Aurora Casino and a new hotel tower at the Tunica Casino during the third quarter of 1996 significantly increased the amount of depreciable assets, the revision in estimated useful lives of buildings, barges and certain operating equipment effective October 1, 1996 resulted in an overall decrease in depreciation and amortization during 1997 and offset what would otherwise have been an increase during 1996.

     DEVELOPMENT EXPENSES

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where additional gaming licenses may be available as well as those where gaming has not been legalized. Such costs in 1997 increased $415,000 (39%) primarily as a result of HCC's efforts in obtaining a gaming site in Louisiana. In October 1997, HCC entered into a preliminary agreement with two partners to develop a hotel and casino complex on the Red River in Shreveport, Louisiana subject to approval of the Louisiana Gaming Control Board. Development expenses decreased $5.7 million (84.3%) in 1996 compared to 1995 primarily as a result of an overall decrease in prospective venues and projects.

     WRITE DOWN OF ASSETS

     In connection with a refinancing of its indebtedness in 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. It was anticipated that one of HCC's primary methods of realizing the carrying value of the new notes would be through the utilization of existing tax net operating losses of the GBCC Group. As a result of HCC's distribution of GBCC stock at December 31, 1996, GBCC's tax net operating losses are no longer available for utilization in HCC's consolidated tax returns; accordingly, at December 31, 1996, HCC performed an evaluation of the collectability of the PPI Funding Notes. Based on (i) the planned utilization of $7.6 million of such notes in connection with the acquisition from GBCC of the general partnership interest in the limited partnership which holds the Aurora Management contract (see "Liquidity and Capital Resources - Financing Activities" below); (ii) management's intention, subject to the approval of the independent directors of GBCC, to utilize additional notes to acquire other assets from GBCC; and (iii) an evaluation of the future prospects for repayment based on cash flow projections and other available information, HCC established a valuation allowance in the amount of $18.7 million at December 31, 1996 to adjust the carrying amount of the PPI Funding Notes to their estimated realizable value at that date. HCC again evaluated the collectability of the $28 million carrying value of the PPI Funding Notes at December 31, 1997. Such evaluation was based, in part, on HCC's determination of the potential for repayment of the PPI Funding Notes by means of the available cash and noncash assets of PPI Funding and its affiliates. Particular consideration was given to the filing for protection under Chapter 11 of the United States Bankruptcy Code by GBCC's most significant operating subsidiary on January 5, 1998. HCC concluded that an additional write down of its receivable in the amount of $15.7 million at December 31, 1997 was necessary to reduce the carrying amount of the PPI Funding Notes to their estimated realizable value.

     During November 1995, HCC loaned $10 million of the proceeds from the HCC Refinancing (see "Liquidity and Capital Resources - Financing Activities" below) to an unaffiliated gaming company in the form of two $5 million notes (Series A and Series B). The loans were payable in quarterly installments of principal and interest at the rate of prime plus one percent per annum commencing in February 1998 with the final payment due in November 2000. On February 27, 1998, both parties agreed to settle the outstanding obligations with the payment of $4.4 million and the issuance of two new, short-term obligations totaling $1.6 million. The $4 million difference between the $10 million carrying amount of the notes receivable and the agreed upon settlement has been reflected as a write down of the notes receivable as of December 31, 1997.

     During 1996, management determined that certain properties in Texas acquired as potential sites for future development should be offered for sale. An evaluation of net realizable value for such sites resulted in a write down for the anticipated loss on disposal of the properties of $3.4 million for the year ended December 31, 1996. No additional write downs were recorded in 1997.

     NET INTEREST EXPENSE

     Net interest expense of the HCC Group increased $1.8 million (6.6%) and $3.3 million (14.4%), respectively, during 1997 and 1996 compared to the prior years. The 1997 increase is primarily attributable to additional interest incurred with respect to the new parking garage at the Aurora Casino which is treated as a capital lease for financial reporting purposes and to the capitalization of interest at the Tunica Casino with respect to construction of its new hotel tower during 1996. The 1996 net interest expense increase is attributable to interest incurred on $210 million of Senior Secured Notes issued during October 1995, partially offset by the elimination of interest from the retirement of previously outstanding debt. Such increases were partially offset by the increased capitalization of interest on construction projects.

     GAIN (LOSS) ON DISPOSAL OF ASSETS

     The 1997 gain resulted primarily from the sale of a company-owned aircraft. Loss on disposal of assets during 1995 includes the sale of excess barges by HCT which were acquired in January 1994 together with other assets of the partially completed Tunica project from the project's previous owner. The barges were sold to third parties at a price below management's estimate of net realizable value, resulting in a loss on the sale.

HCC CONSOLIDATED ITEMS
----------------------

     INCOME TAX (PROVISION) BENEFIT

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $27 million, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $311,000 which do not begin to expire until the year 2008.

     Based on the operating results of the Aurora Casino and the Tunica Casino since commencement of their operations, management believes that it is more likely than not that future consolidated taxable income will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects the recording of a net deferred tax asset of $3.4 million as of December 31, 1997. Subject to a "change of control" as discussed below not occurring, the ultimate recognition of this amount of deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $10 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

     EXTRAORDINARY ITEM

     HCC is required to make an offer to purchase not more than $2.5 million in principal amount of its Senior Secured Notes at each semiannual interest payment date. On November 1, 1997, HCC made such an offer and redeemed $2.5 million of the Senior Secured Notes. This early redemption resulted in an extraordinary loss of $326,000, reduced by an estimated income tax benefit of $111,000.

     During October 1995, HCC completed the refinancing of $90 million of 14% Senior Notes as well as other debt incurred in connection with the construction of the Tunica Casino. As a result, costs and fees incurred, together with the write off of unamortized transaction costs, resulted in the recording of an extraordinary item in the amount of $23.8 million in 1995.

     YEAR 2000 COMPLIANCE

     Management believes that its information systems are Year 2000 compliant.

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

   OPERATING ACTIVITIES

   The operations of the Aurora Casino continue to be the HCC Group's primary source of liquidity and capital resources, having contributed approximately $24.9 million of cash flow from operations during 1997 after deducting the payment of $9.6 million of management fees. The Tunica Casino provided $12 million of cash from operations during 1997 after deducting the payment of $1.2 million of consulting fees to the GBCC Group. The HCC Group's other sources of funds include the sale of real estate and other assets ($12.5 million) and interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by the HCC Group include interest payments on the Senior Secured Notes ($26.8 million), costs to pursue development opportunities ($1.5 million) and corporate overhead costs ($6 million).

   Subsequent to its distribution of GBCC common stock, the HCC Group has tax net operating loss carryforwards totaling approximately $27 million and tax credits available totaling approximately $311,000. Due to the availability of such net operating loss and tax credit carryforwards, management presently does not anticipate HCC and its subsidiaries being required to make significant tax payments in the near future.

   FINANCING ACTIVITIES

   During October 1995, the HCC Group completed the refinancing of its 14% Senior Notes and 13 1/2% First Mortgage Notes through a public offering of $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of the "Adventure Slots" attraction, a themed gaming area, at the Tunica Casino; to fund HCA's required contribution of $4 million for construction of a new 500-space parking garage; and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. HCA is not a guarantor. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the first mortgage described in (ii) above is subject to reduction for principal payments on an intercompany note between HCC and HCA. The intercompany note requires semiannual principal payments of $2.5 million commencing October 15, 1997 with the balance due November 1, 2003.

   The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer to purchase not more than $2.5 million in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. HCC made such an offer and redeemed $2.5 million principal amount of the Senior Secured Notes in December 1997.

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

   HCT has a $1 million bank credit facility available through August 15, 1998. Borrowings on the line of credit accrue interest at the rate of prime plus 1 1/2% per annum. At December 31, 1997 and 1996, no borrowings were outstanding on the line of credit.

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

   As of December 31, 1997, the HCC's scheduled maturities of long-term debt and payments under capital leases during 1998 are approximately $6.8 million and $2.5 million, respectively.

   CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

   Capital expenditures at the Aurora Casino were $2.4 million during 1997. Management anticipates spending $3.4 million during 1998 primarily for its ongoing capital improvements program with no major projects currently scheduled.

   Capital expenditures during 1997 at the Tunica Casino amounted to $2.6 million. Management anticipates spending $3.5 million in 1998 primarily for its ongoing program of capital improvements.

   HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course amounted to $2 million during the first quarter of 1997. No significant additional contributions are currently anticipated.

   HCC is pursuing several potential gaming opportunities including the aforementioned Shreveport, Louisiana joint venture project. As presently contemplated, HCC would contribute its proportionate share of approximately $40 million as an equity investment in the venture with the remaining construction and preopening costs (estimated at $120 million) to come from non-recourse project financing.

   HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

   SUMMARY

   Management anticipates that the HCC Group's funding requirements for the next twelve months will be satisfied by existing cash and cash generated by the Aurora and Tunica Casinos.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----
HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES:

 Report of Independent Public Accountants...................  34

 Consolidated Balance Sheets as of December 31, 1997
   and 1996.................................................  35

 Consolidated Statements of Operations for the Years
   Ended December 31, 1997, 1996 and 1995...................  37

 Consolidated Statement of Changes in Shareholders' Equity
   (Deficit) for the Three Years Ended December 31,
   1997.....................................................  38

 Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1997, 1996 and 1995...................  39

 Notes to Consolidated Financial Statements.................  40

HOLLYWOOD CASINO-AURORA, INC.

 Report of Independent Public Accountants...................  62

 Balance Sheets as of December 31, 1997 and 1996............  63

 Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995..........................  65

 Statement of Changes in Shareholder's Equity for the Three
  Years Ended December 31, 1997.............................  66

 Statements of Cash Flows for the Years Ended December
  31, 1997, 1996, and 1995..................................  67

 Notes to Financial Statements..............................  68

HWCC-TUNICA, INC.

 Report of Independent Public Accountants...................  79

 Consolidated Balance Sheets as of December 31, 1997
  and 1996..................................................  80

 Consolidated Statements of Operations for the Years
  Ended December 31, 1997, 1996 and 1995....................  82

 Consolidated Statement of Changes in Shareholder's Equity
  for the Three Years Ended December 31, 1997...............  83

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................  84

 Notes to Consolidated Financial Statements.................  85


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Hollywood Casino Corporation:

  We have audited the accompanying consolidated balance sheets of Hollywood Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 9, 1998

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------
Current Assets:
 Cash and cash equivalents                         $ 38,156,000   $ 21,488,000
 Short-term investments                               5,979,000              -
 Accounts receivable, net of allowances of
  $1,188,000 and $1,693,000, respectively             2,747,000      3,140,000
 Inventories                                          1,454,000      1,620,000
 Deferred income taxes                                2,273,000      4,271,000
 Refundable deposits and other
  current assets                                      2,274,000      1,835,000
 Due from affiliates                                  7,811,000      7,641,000
                                                   ------------   ------------

  Total current assets                               60,694,000     39,995,000
                                                   ------------   ------------

Property and Equipment:
 Land                                                 6,621,000      5,846,000
 Buildings and improvements                         119,534,000    119,501,000
 Riverboats and barges                               39,494,000     39,494,000
 Operating equipment                                 70,390,000     69,713,000
 Construction in progress                             1,222,000        686,000
                                                   ------------   ------------

                                                    237,261,000    235,240,000
 Less - accumulated depreciation
  and amortization                                  (66,099,000)   (49,740,000)
                                                   ------------   ------------

  Net property and equipment                        171,162,000    185,500,000
                                                   ------------   ------------

Other Assets:
 Deferred financing costs                             5,558,000      6,565,000
 Notes receivable, net of allowance                   6,000,000     10,000,000
 Land rights                                          7,454,000      7,658,000
 Due from affiliate, net of valuation allowance      12,322,000     36,597,000
 Land held for sale, net of valuation allowance       6,264,000     14,501,000
 Other assets                                         8,148,000      7,413,000
                                                   ------------   ------------

  Total other assets                                 45,746,000     82,734,000
                                                   ------------   ------------

                                                   $277,602,000   $308,229,000
                                                   ============   ============




       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                                  1997            1996
                                                             --------------  --------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                              $   7,661,000   $   8,282,000
 Accounts payable                                                3,596,000       5,407,000
 Accrued liabilities -
  Salaries and wages                                             4,916,000       3,531,000
  Interest                                                       4,660,000       4,734,000
  Insurance                                                      2,667,000       2,140,000
  Other                                                          5,217,000       5,101,000
 Due to affiliates                                                 128,000       2,534,000
 Other current liabilities                                       2,549,000       2,089,000
                                                             -------------   -------------

  Total current liabilities                                     31,394,000      33,818,000
                                                             -------------   -------------

Long-Term Debt                                                 198,420,000     202,057,000
                                                             -------------   -------------

Capital Lease Obligations                                       20,841,000      21,707,000
                                                             -------------   -------------

Other Noncurrent Liabilities                                     7,064,000       5,503,000
                                                             -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                         2,256,000               -
                                                             -------------   -------------

Shareholders' Equity:
 Common Stock -
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,910,000 and
   24,760,000 shares issued and outstanding, respectively            2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                       -               -
 Additional paid-in capital                                    223,234,000     235,606,000
 Accumulated deficit                                          (205,609,000)   (190,464,000)
                                                             -------------   -------------

  Total shareholders' equity                                    17,627,000      45,144,000
                                                             -------------   -------------

                                                             $ 277,602,000   $ 308,229,000
                                                             =============   =============



       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                     1997           1996           1995
                                                                 -------------  -------------  -------------
Revenues:
 Casino                                                          $251,471,000   $487,374,000   $498,618,000
 Rooms                                                              9,651,000     18,834,000     17,950,000
 Food and beverage                                                 28,533,000     61,620,000     56,225,000
 Other                                                              3,270,000     13,339,000     12,459,000
                                                                 ------------   ------------   ------------

                                                                  292,925,000    581,167,000    585,252,000
 Less - promotional allowances                                    (25,168,000)   (50,587,000)   (45,309,000)
                                                                 ------------   ------------   ------------

  Net revenues                                                    267,757.000    530,580,000    539,943,000
                                                                 ------------   ------------   ------------
Expenses:
 Casino                                                           171,623,000    393,022,000    363,867,000
 Rooms                                                              1,835,000      6,029,000      6,871,000
 Food and beverage                                                  9,210,000     20,708,000     19,884,000
 Other                                                              3,085,000      7,010,000      5,535,000
 General and administrative                                        16,790,000     37,169,000     36,914,000
 Management and consulting fees                                     3,927,000              -              -
 Depreciation and amortization                                     18,901,000     40,836,000     40,955,000
 Development                                                        1,480,000      1,065,000      6,765,000
                                                                 ------------   ------------   ------------

   Total expenses                                                 226,851,000    505,839,000    480,791,000
                                                                 ------------   ------------   ------------

Income from operations before write down of assets                 40,906,000     24,741,000     59,152,000
Write down of assets                                              (19,678,000)   (22,141,000)             -
                                                                 ------------   ------------   ------------

Income from operations                                             21,228,000      2,600,000     59,152,000
                                                                 ------------   ------------   ------------
Non-operating income (expenses):
 Interest income                                                    1,896,000      3,101,000      3,708,000
 Interest expense, net of capitalized interest
  of $1,006,000 in 1996 and $354,000 in 1995                      (30,305,000)   (59,090,000)   (55,558,000)
 Gain (loss) on disposal of assets                                    552,000     (1,841,000)      (514,000)
                                                                 ------------   ------------   ------------

  Total non-operating expenses, net                               (27,857,000)   (57,830,000)   (52,364,000)
                                                                 ------------   ------------   ------------

(Loss) income before income taxes, extraordinary
 and other items                                                   (6,629,000)   (55,230,000)     6,788,000
Income tax provision                                               (3,289,000)       (63,000)      (268,000)
                                                                 ------------   ------------   ------------

(Loss) income before extraordinary and other items                 (9,918,000)   (55,293,000)     6,520,000
Minority interest in earnings of Limited Partnership (Note 1)      (5,012,000)             -              -
                                                                 ------------   ------------   ------------

(Loss) income before extraordinary item                           (14,930,000)   (55,293,000)     6,520,000
Extraordinary item:
 Loss on early extinguishment of debt, net of
  related tax benefit                                                (215,000)             -    (23,808,000)
                                                                 ------------   ------------   ------------

Net loss                                                         $(15,145,000)  $(55,293,000)  $(17,288,000)
                                                                 ============   ============   ============

Basic net loss per common share:
 (Loss) income before extraordinary item                         $       (.60)        $(2.24)  $        .27
 Extraordinary item                                                      (.01)             -           (.97)
                                                                 ------------   ------------   ------------
 Net loss                                                        $       (.61)        $(2.24)  $       (.70)
                                                                 ============   ============   ============

Diluted net loss per common share:
  (Loss) income before extraordinary item                        $       (.60)        $(2.24)  $        .26
  Extraordinary item                                                     (.01)             -           (.96)
                                                                 ------------   ------------   ------------
  Net loss                                                       $       (.61)        $(2.24)  $       (.70)
                                                                 ============   ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                           CLASS A
                                         COMMON STOCK      ADDITIONAL
                                       -----------------     PAID-IN     ACCUMULATED
                                       SHARES      AMOUNT    CAPITAL       DEFICIT
                                       ------      ------    -------     -----------
BALANCE, JANUARY 1, 1995               24,392,000  $2,000  $ 77,934,000   $(117,883,000)
 Exercise of stock options                328,000       -         2,000               -
 Net loss                                       -       -             -     (17,288,000)
                                       ----------  ------  ------------   -------------

BALANCE, DECEMBER 31, 1995             24,720,000   2,000    77,936,000    (135,171,000)
 Distribution of Greate Bay Casino
   Corporation common stock                     -       -   157,670,000               -
 Exercise of stock options                 40,000       -             -               -
 Net loss                                       -       -             -     (55,293,000)
                                       ----------  ------  ------------   -------------

BALANCE, DECEMBER 31, 1996             24,760,000   2,000   235,606,000    (190,464,000)
 Stock issued for loan commitment         100,000       -       375,000               -
 Acquisition of general partnership
  interest                                      -       -   (12,747,000)              -
 Exercise of stock options                 50,000       -             -               -
 Net loss                                       -       -             -     (15,145,000)
                                       ----------  ------  ------------   -------------

BALANCE, DECEMBER 31, 1997             24,910,000  $2,000  $223,234,000   $(205,609,000)
                                       ==========  ======  ============   =============




       The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             1997           1996            1995
                                                                         -------------  -------------  --------------
OPERATING ACTIVITIES:
 Net loss                                                                $(15,145,000)  $(55,293,000)  $ (17,288,000)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Extraordinary item                                                          215,000              -      23,808,000
  Depreciation and amortization, including accretion of debt discount      19,801,000     41,621,000      41,477,000
  Write down of assets                                                     19,678,000     22,141,000               -
  (Gain) loss on disposal of assets                                          (552,000)     1,841,000         514,000
  Minority interest in earnings of Limited Partnership                      5,012,000              -               -
  Provision for doubtful accounts                                             698,000      3,031,000       3,774,000
  Deferred income tax provision (benefit)                                   3,200,000         46,000        (419,000)
  Increase in accounts receivable                                            (305,000)      (769,000)     (3,890,000)
  (Decrease) increase in accounts payable and accrued expenses                (16,000)       649,000       3,008,000
  Net change in other current assets and liabilities                       (1,107,000)      (677,000)      2,754,000
  Net change in other noncurrent assets and liabilities                       134,000       (281,000)       (211,000)
                                                                         ------------   ------------   -------------

   Net cash provided by operating activities                               31,613,000     12,309,000      53,527,000
                                                                         ------------   ------------   -------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                       (5,101,000)   (53,078,000)    (55,009,000)
 Collections on notes receivable                                                    -      9,361,000         103,000
 Issuance of notes receivable                                                       -              -     (10,000,000)
 Proceeds from dispositions of assets                                      12,487,000      2,699,000         236,000
 Obligatory investments                                                             -     (3,062,000)     (2,967,000)
 Short-term investments                                                    (5,979,000)    (2,000,000)              -
 Investments in unconsolidated affiliates                                  (2,000,000)    (2,946,000)     (1,675,000)
 Increase in cash from purchase of limited partnership interest               451,000              -               -
 Distribution of GBCC cash and cash equivalents                                     -    (22,991,000)              -
 Decrease (increase) in cash restricted for construction projects                   -     29,874,000     (29,874,000)
                                                                         ------------   ------------   -------------

  Net cash used in investing activities                                      (142,000)   (42,143,000)    (99,186,000)
                                                                         ------------   ------------   -------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                     601,000      2,203,000     204,939,000
 Net borrowings on short-term credit facilities                                     -      2,000,000               -
 Cost of early retirement of debt                                                   -              -     (16,635,000)
 Deferred financing costs                                                     (24,000)      (126,000)     (7,634,000)
 Repayments of long-term debt                                              (8,548,000)    (6,840,000)   (142,554,000)
 Payments on capital lease obligations                                     (1,976,000)    (2,453,000)     (2,412,000)
 Limited partnership distributions                                         (4,856,000)             -               -
 Issuance of common stock                                                           -              -           2,000
                                                                         ------------   ------------   -------------

  Net cash (used in) provided by financing activities                     (14,803,000)    (5,216,000)     35,706,000
                                                                         ------------   ------------   -------------

  Net increase (decrease) in cash and cash equivalents                     16,668,000    (35,050,000)     (9,953,000)
   Cash and cash equivalents at beginning of year                          21,488,000     56,538,000      66,491,000
                                                                         ------------   ------------   -------------

   Cash and cash equivalents at end of year                              $ 38,156,000   $ 21,488,000   $  56,538,000
                                                                         ============   ============   =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND BUSINESS

    Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 53% of the currently issued and outstanding stock of HCC is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward
T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

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

    Prior to December 31, 1996, HCC also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation.
On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. While owned by HCC, GBCC's principal asset was the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GBCC also has management and consulting contracts with the Aurora Casino and the Tunica Casino, respectively.

    Effective as of April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino, from PPI Corporation, a wholly owned subsidiary of GBCC (see Note 8). For all periods subsequent to the acquisition date (April 1, 1997), PML is reflected as a consolidated subsidiary of HCC. The assets and liabilities of PML were recorded at historical cost at the date of acquisition with the difference between acquisition cost and the historical net book value ($12,747,000) recorded as a charge to paid-in capital (see Note 15). PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management of the property. As general partner, HCC receives 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest continues to be held by a subsidiary of GBCC and is reflected in the accompanying consolidated financial statements as a minority interest.

    The accompanying consolidated financial statements also reflect HCT's initial one-third investment in Tunica Golf Course LLC under the equity method of accounting. This limited liability company was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course is presently scheduled for completion in 1998. The $2,000,000 investment is included in other noncurrent assets.

    The Company estimates that its two gaming operations derive a significant amount of their gaming revenues from patrons living in areas surrounding the sites where the Company's gaming operations are located. Competition within the Company's gaming markets is intense and management believes that this competition will continue in the future.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

    The Board of Directors approved the adoption in May 1993 of a Rights Agreement, which provides that stockholders of HCC receive rights to acquire Series A Junior Participating Preferred Stock of HCC at an initial price of $60 per one one-hundredth of a share, subject to adjustment, for each share of HCC Common Stock owned. The rights become exercisable if a person (other than the Pratt Family) acquires 20% or more, or announces a tender offer for 20% or more, of the Company's Common Stock. If the Company is acquired in a merger or other business combination, each right will enable the holder to exercise such right for Common Stock of the acquiring company at a 50% discount. The rights, which expire on May 7, 2003, may be redeemed by the Company at its option at a price of $.0001 per right at any time prior to the earlier of 10 days following the date after which a person has acquired at least 20% of the Company's outstanding shares or May 7, 2003. Until such time as it becomes likely that the rights will be exercised, they are not included as common stock equivalents in the computation of net income (loss) per common share.

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

 PRINCIPLES OF CONSOLIDATION -

    The consolidated financial statements include the accounts of HCC and its wholly owned subsidiaries and, prior to December 31, 1996, the accounts of GBCC (which was majority owned) and GBCC's wholly owned subsidiaries. The accompanying consolidated financial statements include GBCC's operations and cash flows through the date of disposition (December 31, 1996). However, the accompanying consolidated balance sheet at December 31, 1996 does not include GBCC on a consolidated basis and reflects the dividend of GBCC's common stock to HCC's shareholders (adjusted for related transactions) as an adjustment to additional paid-in capital. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates including joint ventures that were 50% or less owned are accounted for by the equity method. To the extent that losses incurred in prior years by GBCC have exceeded the minority shareholders' interest associated with such shares, such losses have been allocated to HCC.

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

    HCC recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as other accrued liabilities on the accompanying consolidated balance sheets.

    The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1997, 1996 and 1995 are as follows:


                        1997         1996         1995
                     -----------  -----------  -----------

Rooms                $ 1,870,000  $ 7,332,000  $ 6,677,000
Food and beverage     19,894,000   49,860,000   45,639,000
Other                  1,061,000    5,956,000    6,309,000
                     -----------  -----------  -----------

                     $22,825,000  $63,148,000  $58,625,000
                     ===========  ===========  ===========

CASH AND CASH EQUIVALENTS -

   Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

   The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $698,000, $3,031,000 and $3,774,000 were made during the years ended December 31, 1997, 1996 and 1995, respectively.

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

 PROPERTY AND EQUIPMENT -

   Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

   Buildings and improvements            10-40 years
   Riverboats and barges                 25-40 years
   Operating equipment                    3-15 years

   On October 1, 1996, HCC revised the estimated useful lives of its buildings, barges and related land rights (see below) from 25 years to 40 years; of certain parking facilities under a capital lease from 25 years to 30 years; and of certain operating equipment from three years to five years. Management believes the changes in estimated lives more appropriately reflect the timing of the economic benefits to be received from these assets. For the years ended December 31, 1997 and 1996, the effect of these changes reduced depreciation and amortization expense by $3,340,000 and $1,893,000, respectively, and net loss by
approximately $2,182,000 and $1,893,000, respectively.   Both basic and diluted
net loss per share were reduced by $.09 and $.08, respectively, for the 1997 and 1996 periods.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   Interest costs related to property and equipment acquisitions were capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

 DEFERRED FINANCING COSTS -

   The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been capitalized and are being amortized over the term of the related debt issue. Amortization of such costs was $963,000, $2,044,000 and $3,016,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Deferred financing costs, net of accumulated amortization, amounting to $68,000 and $5,853,000, respectively were written off during 1997 and 1995, with respect to the reacquisition of outstanding debt.

 LONG-LIVED ASSETS -

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During 1996, certain real property held as potential gaming development sites in Texas was offered for sale; consequently management conducted a review to determine the estimated net realizable value of these properties. As a result of the review, HCC recorded an anticipated loss from the disposition of assets held for sale of $3,400,000 during 1996. During 1997, a parcel of the real property was sold at a price approximating its net book value; accordingly, no gain or loss was recognized on the sale. Management has concluded that the existing valuation allowance continues to approximate the anticipated loss to be incurred on the sale of the remaining properties. Land held for sale is shown net of such valuation allowance on the accompanying consolidated balance sheets at December 31, 1997 and 1996.

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

 INTEREST EXPENSE -

   Interest expense includes the accretion of debt discount amounting to $900,000, $785,000 and $522,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

 LAND RIGHTS -

   Land rights are being amortized on a straight-line basis over the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 13); such amortization commenced with the opening of the Tunica Casino. The estimated economic benefit of the land rights was increased from 25 years to 40 years effective on October 1, 1996 consistent with the change in estimated useful life of the Tunica facility as discussed under "Property and Equipment" above. Management presently intends to renew the ground lease at least through its currently estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $991,000 and $787,000, respectively, at December 31, 1997 and 1996.

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

 NET (LOSS) INCOME PER COMMON SHARE -

   During 1997, HCC adopted the provisions of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the calculation and disclosure of earnings per common share assuming no dilution (basic earnings per share) and earnings per common share assuming full dilution (diluted earnings per share). SFAS 128 became effective on December 15, 1997 and requires the restatement of earnings per share for all prior years presented.

   Under SFAS 128, basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and common stock equivalents outstanding. All common stock equivalents are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   The weighted average number of shares of common stock and common stock equivalents outstanding used for the calculation of income (loss) per share is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1997        1996        1995
                                              ----------  ----------  ----------

    Shares used in the calculation of:
    -----------------------------------
    Basic (loss) income per share before
      extraordinary item and basic net
      loss per share                          24,833,393  24,721,279  24,601,713

    Diluted (loss) income per share before
      extraordinary item and diluted net
      loss per share                          24,833,393  24,721,279  24,849,945

   The number of shares used in the calculation of diluted earnings per share for the year ended December 31, 1995 has been adjusted to include common stock equivalents arising from stock options held by certain employees and directors. No common stock equivalents were included in the calculation of diluted earnings per share for the years ended December 31, 1997 and 1996 as the inclusion of such equivalents would have been antidilutive due to the net losses incurred in those years.

   The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded were 535,296, 161,319 and 20,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

 RECLASSIFICATIONS -

   Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1997 consolidated financial statement presentation.

(3)  SHORT-TERM CREDIT FACILITIES

   HCT has a $1,000,000 bank credit facility available through August 15, 1998. No borrowings were outstanding under the credit facility at either December 31, 1997 or 1996. Borrowings under the line of credit accrue interest at the rate of the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of HCC's assets are pledged in connection with HCC's long-term indebtedness.

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1997           1996
                                                            -------------  -------------
Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net of discount
  of $8,128,000 and $9,127,000, respectively (a)            $199,372,000   $200,873,000
 Promissory note due to affiliate (Note 8)                     3,447,000              -
 Term note, due 1999                                                   -      2,150,000
                                                            ------------   ------------

                                                             202,819,000    203,023,000
                                                            ------------   ------------
Indebtedness of HCA:
 Promissory note to bank (b)                                     350,000      2,472,000
 Equipment loans                                                 413,000      1,472,000
                                                            ------------   ------------

                                                                 763,000      3,944,000
                                                            ------------   ------------
Indebtedness of HCT :
 Equipment loans                                               1,638,000      1,401,000
                                                            ------------   ------------

   Total indebtedness                                        205,220,000    208,368,000
  Less - current maturities                                   (6,800,000)    (6,311,000)
                                                            ------------   ------------

   Total long-term debt                                     $198,420,000   $202,057,000
                                                            ============   ============

-----------------
(a) During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum (the "HCC Refinancing"). In addition to refinancing existing debt, proceeds from the HCC Refinancing were used to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of a themed gaming area at the Tunica Casino; to fund HCA's required contribution of $4,000,000 for construction of a new 500-space parking garage (see Note 5); and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year.

     The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and may be guaranteed by certain future subsidiaries of HCC. HCA is not a guarantor. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the first mortgage described in (ii) above is subject to reduction for principal payments on an intercompany note between HCC and HCA. The intercompany note requires semiannual principal payments of $2,500,000 commencing October 15, 1997 with the balance due November 1, 2003.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer to purchase not more than $2,500,000 in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. On November 1, 1997, HCC made such an offer resulting in the redemption of $2,500,000 principal amount of the Senior Secured Notes. The redemption of the Senior Secured Notes resulted in an extraordinary loss of $215,000, net of a related income tax benefit of $111,000, and consisting of the premium paid ($159,000) together with the write off of associated deferred finance costs ($68,000) and discount on the notes ($99,000).

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

     Scheduled payments of long-term debt as of December 31, 1997 are set forth below:

           1998                   $  6,800,000
           1999                      6,181,000
           2000                      6,219,000
           2001                      5,953,000
           2002                      5,695,000
           Thereafter              182,500,000
                                   ------------
               Total              $213,348,000
                                  ============

   Interest paid, net of capitalized interest and commitment fees, amounted to $29,479,000, $59,404,000 and $58,401,000, respectively, during the years ended
December 31, 1997, 1996 and 1995.

(5)  CAPITAL LEASES

   HCA leases two parking garages under capital lease agreements. The first such lease has an initial term of 30 years commencing in June 1993 with the right to extend the term to a maximum of 99 years. Rental payments during the first 20 years equal the City of Aurora's financing costs related to its $10,000,000 general obligation bond issue used to finance the construction of the parking garage. The

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a new five-story, approximately 500-space parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed a total of $3,500,000 at the rate of $400,000 per month beginning in September 1995 towards satisfaction of its obligations under the agreement. HCA additionally agreed to make payments to ACCA during construction equal to the financing costs due in July 1996 relating to the ACCA industrial revenue bond issue. The facility is owned by ACCA and operated by HCA pursuant to a 30-year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA pays ACCA base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to ACCA's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

   HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997.

   The original cost of HCA's parking garages is included in buildings in the accompanying consolidated balance sheets at both December 31, 1997 and 1996 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,260,000, are included in operating equipment in the accompanying consolidated balance sheets at both December 31, 1997 and 1996. Amortization expense with respect to assets under capital leases amounted to $2,042,000, $2,723,000 and $2,725,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   Future minimum lease payments under capital lease obligations as of December 31, 1997 were as follows:


    1998                                                           $  2,494,000
    1999                                                              2,457,000
    2000                                                              2,483,000
    2001                                                              2,532,000
    2002                                                              2,643,000
    Thereafter                                                       24,076,000
                                                                    -----------

    Total minimum lease payments                                     36,685,000
    Less amount representing interest                               (14,983,000)
                                                                    -----------
    Present value of future
     minimum lease payments                                          21,702,000
    Current capital lease obligation                                   (861,000)
                                                                    -----------

    Long-term capital lease obligation                              $ 20,841,000
                                                                    ============

(6) INCOME TAXES

   Components of HCC's provision for income taxes consisted of the following:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                      1997          1996          1995
                                                                                  -----------   -----------   -----------
 Current:
  Federal                                                                         $ 2,480,000   $ 8,385,000   $ 5,283,000
  State                                                                              (200,000)       55,000      (687,000)
 Deferred:
  Federal                                                                           3,991,000      (249,000)       92,000
  State                                                                              (205,000)      (46,000)      419,000
 Valuation allowance                                                               (9,355,000)   (8,208,000)   (5,375,000)
                                                                                  -----------   -----------   -----------
                                                                                  $(3,289,000)  $   (63,000)  $  (268,000)
                                                                                  ===========   ===========   ===========

   Total state and federal income taxes paid by HCC for the years ended December 31, 1997, 1996 and 1995 amounted to $683,000, $223,000 and $522,000, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   A reconciliation between the calculated tax benefit on income based on the statutory rates in effect and the effective tax rates follows:

                                                    YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
                                                1997          1996          1995
                                            ------------  ------------  ------------

Calculated income tax benefit at 34%        $ 3,958,000   $18,778,000   $ 5,787,000
Purchase of limited partnership interest      2,890,000             -             -
Valuation allowance change                   (9,355,000)   (8,208,000)   (5,375,000)
Deconsolidation of GBCC                               -    (7,370,000)            -
Amortization of excess purchase
 price                                                -      (601,000)     (803,000)
Lobbying costs                                 (168,000)     (306,000)     (227,000)
Disallowance of meals and
 entertainment                                  (76,000)     (404,000)     (410,000)
State income taxes                             (267,000)        6,000      (177,000)
Other                                          (271,000)   (1,958,000)      937,000
                                            -----------   -----------   -----------
Tax provision as shown on
 consolidated statements of operations      $(3,289,000)  $   (63,000)  $  (268,000)
                                            ===========   ===========   ===========

   At December 31, 1997, HCC and its subsidiaries had tax net operating loss carryforwards ("NOL's") totaling approximately $27,000,000, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $311,000, which do not begin to expire until the year 2008. The provisions of SFAS 109 require that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and Tunica Casino) will be sufficient to utilize a portion of the remaining net deferred tax assets of $19,151,000. Accordingly, a valuation allowance has been established at December 31, 1997 reducing the net deferred tax asset to $3,424,000. The ultimate recognition of this amount of NOL's and tax credits is dependent on HCC and its subsidiaries' ability to generate approximately $10,000,000 of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards. At December 31, 1996, the net deferred tax asset was revalued as a result of the distribution of GBCC stock. Such revaluation amounted to $1,537,000 and was reflected in the accompanying consolidated financial statements at December 31, 1996 as an adjustment to additional paid-in capital.

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

   The components of the net deferred tax asset were as follows:

                                            DECEMBER 31,
                                     ---------------------------
                                         1997           1996
                                     -------------  ------------
Deferred tax assets:
 Net operating loss carryforwards    $  9,226,000   $ 6,746,000
 Allowance for doubtful accounts        8,575,000     7,316,000
 Investment and jobs tax credits          311,000       213,000
 Basis in limited partnership           2,890,000             -
 Other liabilities and accruals         2,749,000     3,179,000
 Benefits accrual                       1,710,000     1,704,000
 Other                                    733,000       750,000
                                     ------------   -----------

  Total deferred tax assets            26,194,000    19,908,000
                                     ------------   -----------

Deferred tax liabilities:
 Depreciation and amortization         (6,422,000)   (4,395,000)
 Amortization of note discount           (621,000)   (2,628,000)
                                     ------------   -----------

  Total deferred tax liabilities       (7,043,000)   (7,023,000)
                                     ------------   -----------

Net deferred tax asset                 19,151,000    12,885,000
Valuation allowance                   (15,727,000)   (6,372,000)
                                     ------------   -----------

                                     $  3,424,000   $ 6,513,000
                                     ============   ===========

   The deferred tax benefit related to the extraordinary loss on early extinguishment of debt was $111,000 in 1997.

(7)  STOCK OPTIONS AND COMPENSATION PLANS

 HOLLYWOOD CASINO CORPORATION STOCK OPTION PLANS -

   HCC currently has two employee stock option plans in effect: the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan") and the Hollywood Casino Corporation 1992 Stock Option Plan (the "1992 Plan"). The 1996 Plan and the 1992 Plan provide for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code; the 1996 Plan also provides for the granting of restricted stock. The shares to be offered under the 1996 Plan and the 1992 Plan consist of shares of Class A Common Stock. The 1996 Plan and the 1992 Plan provide for the granting of 3,000,000 and 1,197,000 shares, respectively, of Class

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

A Common Stock of which 2,380,000 and 147,006, respectively, remain available for future grant as of December 31, 1997.

   The 1996 Plan and the 1992 Plan are administered by committees of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for certain officers, directors and shareholders may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 150,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. Options granted under the 1992 Plan become vested over a three year period, are exercisable for a term ending not more than seven years (five years in the case of incentive stock options) from the date of the grant and incentive stock options are subject to limitations on the quantity exercised in a calendar year. As of December 31, 1997, options to purchase 620,000 shares remain outstanding at exercise prices ranging from $2.81 per share to $5.25 per share under the 1996 Plan. Such options have a weighted average exercise price of $3.04 and a weighted average remaining contractual life of 52 months; 320,000 options are currently exercisable. As of December 31, 1997, options to purchase 40,008 shares remain outstanding at an exercise price of $.0006 per share under the 1992 Plan, all of which are currently exercisable and have a remaining contractual life of 13 months.

   The following table lists the combined activity of the 1996 Plan and the 1992
Plan:

                                           YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------
                                  1997                1996                1995
                          -------------------  -----------------  -----------------
                                     WEIGHTED            WEIGHTED          WEIGHTED
                                     AVERAGE             AVERAGE            AVERAGE
                                     EXERCISE            EXERCISE          EXERCISE
                           OPTIONS    PRICE     OPTIONS   PRICE    OPTIONS   PRICE
                          ---------  --------  ---------  ------  ---------  ------
Outstanding options at
 beginning of year         410,008     $ 2.54   150,008   $  .80   478,340   $  .25
 Options cancelled               -          -   (20,000)    6.00         -        -
 Options granted           300,000       2.81   320,000     3.26         -        -
 Options exercised         (50,000)     .0006   (40,000)   .0006  (328,332)   .0006
                           -------              -------           --------
Outstanding options
 at end of year            660,008     $ 2.86   410,008   $ 2.54   150,008   $  .80
                           =======              =======           ========

   During 1996, HCC also adopted the Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan (the "Directors' Plan") providing for the grant of non-qualified stock options of Class A common stock of HCC. The Directors' Plan provides for the granting of 150,000 shares of Class A common stock of which 115,000 remain available for future grant as of December 31, 1997. An initial option grant of 10,000 shares was made to the two non-employee directors upon adoption of the plan; future outside directors receive an option grant of 10,000 shares upon election to the Board of Directors. In addition, each outside director receives a grant of 2,500 shares on January 15 of each year. All such grants are at an exercise price equal to the fair market value as of the date of the grant, vest after six months and expire no later than ten years from the date of grant. The Directors' Plan is administered by

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES a Committee of the Board of Directors. As of December 31, 1997, 35,000 shares remain outstanding at a weighted average exercise price of $4.93 per share, of which 25,000 are currently exercisable.

   The following table lists the activity of the Directors' Plan:

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              1997                 1996
                                            -----------------  ---------------
                                                     WEIGHTED  WEIGHTED
                                                      AVERAGE   AVERAGE
                                                     EXERCISE  EXERCISE
                                            OPTIONS    PRICE    OPTIONS  PRICE
                                            --------  --------  -------  -----

Outstanding options at beginning of year      20,000     $6.25        -  $   -
 Options granted                              15,000      3.17   20,000   6.25
 Options exercised                                 -         -        -      -
                                              ------            -------

Outstanding options at end of year            35,000     $4.93   20,000  $6.25
                                              ======            =======

     The Company has elected to apply Opinion 25 with respect to accounting for options. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, the net loss (net of income taxes) for the year ended December 31, 1997 would have increased by approximately $252,000, increasing both basic and diluted net loss per common share by $.01. For the year ended December 31, 1996, the net loss would have increased by approximately $41,000, with no effect on either basic or diluted net loss per common share.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. For options granted in 1997, the following assumptions were applied: risk free interest rate of 5.3%; no dividend yield; expected life of one year and volatility ranging from 57.6% to 74.7%. For options granted in 1996, the following assumptions were applied: risk free interest rate of 5.54%; no dividend yield; expected life of one year and volatility of 62.1%. The weighted average fair value of options granted in 1997 and 1996 was $.71 and $.91, respectively.

 COMPENSATION PLAN -

     HCC has agreements with certain of its principal shareholders and key executive officers providing for (1) lifetime pension benefits upon the expiration of existing employment contracts and subsequent consulting agreements and (2) death benefits to be paid for a period of ten years. The obligations under these agreements, which are not funded, are being charged to operations over the remaining terms of the employment agreements. Amounts charged to expense under the agreements for the years ended December 31, 1997, 1996 and 1995 were $18,000, $660,000 and $315,000, respectively. Obligations accrued under the agreements at December 31, 1997 and 1996 amounted to $5,029,000 and $5,011,000,

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES respectively, and are included in other noncurrent liabilities on the accompanying consolidated balance sheets.

(8)  TRANSACTIONS WITH RELATED PARTIES

     As a result of the distribution by HCC of the GBCC common stock it owned, GBCC is no longer a consolidated subsidiary. Accordingly, intercompany receivables and payables between HCC and GBCC and its subsidiaries which previously eliminated in consolidation are now considered balances outstanding with affiliates.

     HCC advanced funds to GBCC totaling $6,750,000 and $7,750,000 as of December 31, 1997 and 1996, respectively. Included in the balance at December 31, 1996 was a $1,000,000 14% note receivable from PML which, together with the related interest, is now eliminated in consolidation as a result of HCC's acquisition of the general partnership interest in PML. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. An additional $250,000 note is due on demand, or if no demand is made, on April 1, 1998 and bears interest at the rate of 14% per annum, payable semiannually. Interest receivable amounting to $839,000 and $323,000 is included in due from affiliates in the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively. The payment of principal and interest to HCC on such borrowings is subject to the approval of the New Jersey Casino Control Commission. Interest income earned on loans and advances to GBCC amounted to $977,000 during the year ended December 31, 1997.

     In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. HCC incurred interest expense with respect to the note amounting to $383,000 during the year ended December 31, 1997. Interest payable of $41,000 to GBCC is included in interest payable on the accompanying consolidated balance sheet at December 31, 1997.

     On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML which reduced the maturity value of the notes to $84,603,000. On January 5, 1998, GBCC's most significant subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"),filed for protection under Chapter 11 of the United States Bankruptcy Code. It is anticipated that GBCC's equity ownership of GBHC will be significantly reduced in the reorganization under Chapter 11 and, as a consequence, HCC wrote off

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

$37,000,000 undiscounted principal amount of the PPI Funding Notes at December 31, 1997, further reducing the maturity value to $47,603,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Prior to December 31, 1996, when GBCC and its subsidiaries were members of the HCC consolidated group, it was anticipated that one of HCC's primary methods of realizing the carrying value of the PPI Funding Notes would be through the utilization of NOL's of GBCC. As a result of HCC's distribution of GBCC stock at December 31, 1996, GBCC's NOL's are no longer available for utilization in HCC's consolidated federal income tax returns; accordingly, HCC provided a valuation allowance in the amount of $18,741,000 at December 31, 1996 which reduced the carrying amount of the PPI Funding Notes to their estimated realizable value of $35,597,000 at that date. As a result of GBHC's Chapter 11 filing discussed above, HCC took an additional write down during 1997, further reducing the carring amount of the PPI Funding Notes at December 31, 1997 to an estimated realizable value of $12,322,000. Management anticipates that this balance will be realized through a combination of additional asset acquisitions from GBCC and its subsidiaries and repayments from GBCC.

     Pursuant to a management services contract, HCA pays PML a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the contract) subject to a maximum of $5,500,000 annually, and an incentive fee equal to 10% of gross operating profit (as defined in the contract to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,727,000 during the three month period ended March 31, 1997 while PML was wholly-owned by subsidiaries of GBCC. Unpaid fees amounting to $2,096,000 were included in amounts due to affiliates in the accompanying consolidated balance sheet at December 31, 1996. Subsequent to March 31, 1997, PML is included in the consolidated financial statements of HCC; accordingly, both HCA's management fee expense and fees payable to PML are eliminated in consolidation.

     HCT incurs a monthly consulting fee of $100,000 pursuant to a ten-year consulting agreement with a GBCC subsidiary. Such fees amounted to $1,200,000 for the year ended December 31, 1997.

     Various subsidiaries of GBCC provide services to HCA, HCT and, since April 1, 1997, to PML including certain administrative and marketing services. Total charges during the year ended December 31, 1997 amounted to $827,000. Unpaid fees amounting to $5,000 and $128,000 are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively.

     HCT and Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES parties. HCT also pays ACSC a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). In addition, HCT reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges during the year ended December 31, 1997 amounted to $547,000. At December 31, 1997 and 1996, HCT had payables of $44,000 and $30,000, respectively, included in accounts payable with respect to such charges.

     HCA also receives certain computer-related services from ACSC including hardware, software and operator support. HCA reimburses ACSC for its direct costs and any expenses incurred. Total charges during the year ended December 31, 1997 amounted to $117,000. Unpaid charges amounting to $11,000 and $51,000 are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively.

     GBCC and its subsidiaries share certain general and administrative costs with HCC and its subsidiaries. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC and its subsidiaries amounted to $1,843,000 for the year ended December 31, 1997. In connection with such allocated costs and fees, receivables in the amount of $156,000 and $203,000 are included in due from affiliates in the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively.

     Prior to sale of the property in September 1996, GBCC operated a hotel which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1996 and 1995, GBCC made capital expenditures under the hotel operating agreement totaling approximately $2,581,000 toward property improvements. GBCC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the hotel's the underlying indebtedness; such indebtedness was purchased by GBCC in February 1994. The required minimum rental payments (net of debt service receipts since the February 1994 note acquisition date) amounted to $397,000 and $530,000, respectively, during the years ended December 31, 1996 and 1995. Upon the sale of the hotel by Metroplex, GBCC received proceeds sufficient to repay the third party indebtedness of $1,873,000, recover its $6,750,000 acquisition cost of the underlying indebtedness, recover $2,581,000 of its total investment in property improvements and receive additional cash of approximately $770,000.

     In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charter by third parties. The aircraft was sold during the first quarter of 1997. Subsequent to the sale, HCC has occasionally chartered aircraft from the maintenance company. Charter fees, expenses and commissions totaled $268,000, $499,000 and $462,000, respectively, during the years ended December 31, 1997, 1996 and 1995.

(9)  STATE GAMING REGULATIONS

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Under the provisions of the Illinois gaming regulations, HCA is required to maintain its ownership license. Such license was renewed in July 1997 for a period of one year. Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed until October 18, 1999.

     If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(10) OBLIGATORY INVESTMENTS

     The New Jersey Casino Control Act requires casino licensees to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits, which amount to 1.25% of casino revenues, by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments approved by the CRDA. This governmental agency administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for the eligible projects defined in the statute. The investment alternative tax amounts to 2.5% of casino revenues. Payments of the investment obligations must be made quarterly. The Sands, while an indirect subsidiary of HCC, elected to comply with the requirements by obtaining investment credits or by making qualified investments. Due to the spin-off of GBCC stock previously mentioned, no CRDA investments are included on the accompanying consolidated balance sheet at December 31, 1996. However, provisions for valuation allowances during the years ended December 31, 1996 and 1995 amounted to $1,344,000 and $1,457,000, respectively.

(11) SUMMARIZED COMBINED FINANCIAL INFORMATION OF AND TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES

     Summarized combined financial information with respect to GBCC's unconsolidated affiliates, which included joint ventures, is presented below.


                  YEAR ENDED DECEMBER 31,
                ----------------------------
                    1996           1995
                -------------  -------------

Net revenues    $ 39,314,000   $ 40,005,000
Expenses         (41,524,000)   (43,144,000)
                ------------   ------------

Net loss        $ (2,210,000)  $ (3,139,000)
                ============   ============

         Income and losses of GBCC's unconsolidated affiliates have not been reflected on the accompanying consolidated statements of operations for the years ended December 31, 1996 or 1995 as GBCC's investments in such affiliates were previously eliminated through the recognition of prior years' losses.

   Prior to sale of the property in November 1996, GBCC had an ongoing commitment to fund its proportionate share of operating cash deficits with respect to its 50% ownership interest in the Sheraton Plaza located in Orlando, Florida; GBCC was not required to make any such payments during 1996 or

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

1995. GBCC also agreed to contribute up to $3,900,000 as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. No such commitments were required during 1996; GBCC contributed $1,675,000 during 1995 toward such commitment. Such contribution was in recognition of GBCC's partner having agreed to make $5,000,000 in principal reductions on the underlying mortgage note on the facility. GBCC was required to pay approximately $2,946,000 during 1996 to retire its share of the underlying indebtedness on the property in connection with the sale.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(13) COMMITMENTS AND CONTINGENCIES

   HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at the option of HCT, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During 1997, 1996 and 1995, HCT expensed $3,935,000, $3,486,000 and $3,608,000, respectively, in connection with the ground lease.

(14)  THIRD PARTY NOTES RECEIVABLE

   During November 1995, HCC loaned $10,000,000 of the proceeds from the HCC Refinancing to an unaffiliated gaming company in the form of two $5,000,000 notes (Series A and Series B). The loans are payable in quarterly installments of principal and interest at the rate of prime plus one percent per annum commencing in February 1998 with the final payment due in November 2000. On February 27, 1998, both parties agreed to settle the outstanding obligations with the payment of $4,400,000 and the issuance of two new, short-term obligations totaling $1,600,000. The $4,000,000 difference between the $10,000,000 carrying amount of the notes receivable and the agreed upon settlement has been reflected as a write down of the notes receivable as of December 31, 1997.

(15)  SUPPLEMENTAL CASH FLOW INFORMATION

   During the second quarter of 1997, HCC issued 100,000 shares of its common stock in exchange for a $10,000,000 loan commitment from unrelated third parties. The commitment fee was valued at $375,000, the fair market value of the stock on the date of its issuance, and has been fully amortized as of December 31, 1997.

   Also during the second quarter of 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 8). The purchase price included the assignment of certain receivables from GBCC and the issuance of a note to GBCC. In connection with the acquisition, certain liabilities were assumed as follows:

   Assignment of PPI Funding Notes       $(7,597,000)
   Assignment of interest receivable        (350,000)
   Note issued                            (3,800,000)
   Charge to paid-in capital (Note 1)     12,747,000
                                         -----------

   Net liabilities assumed               $ 1,000,000
                                         ===========

   During 1996, HCA entered into a capital lease obligation in the original amount of $13,195,000 with respect to a new parking garage (see Note 5). Additional escrowed construction and financing costs totaling $4,163,000 were capitalized as part of the cost of the facility.

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

   At December 31, 1996, HCC distributed the common stock of GBCC it owned to its shareholders. The following net liabilities were distributed to HCC's shareholders in the form of a dividend:

   Long-term debt                                                 $ 326,024,000
   Short-term borrowings                                              8,750,000
   Other current liabilities                                         41,186,000
   Other noncurrent liabilities                                       4,592,000
   Net property and equipment                                      (156,887,000)
   Accounts receivable, net of allowance                            (10,656,000)
   Net book value of other assets distributed (excluding cash)      (30,811,000)
                                                                  -------------

     Net liabilities distributed                                  $ 182,198,000
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

(16) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   CASH AND CASH EQUIVALENTS -  The carrying amounts approximate fair value
   -------------------------
because of the short maturity of these instruments.

   SHORT-TERM INVESTMENTS - The carrying amounts approximate fair value because
   ----------------------
of the short maturity of these instruments.

   NOTES RECEIVABLE - The fair value of notes receivable is calculated based on
   ----------------
the estimated realizable value.

   INTEREST PAYABLE - The carrying amount of interest payable approximates fair
   ----------------
value because of the short maturity of the obligation.

    LONG-TERM DEBT - The fair value of HCC's long-term debt is estimated based
    --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCC for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

                HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   The estimated carrying amounts and fair values of HCC's financial instruments are as follows:

                                     DECEMBER 31, 1997              DECEMBER 31, 1996
                                  --------------------------  -------------------------------
                                    CARRYING                    CARRYING
                                     AMOUNT      FAIR VALUE      AMOUNT        FAIR VALUE
                                  ------------  ------------  ------------  -----------------
Financial Assets
 Cash and cash equivalents        $ 38,156,000  $ 38,156,000  $ 21,488,000       $ 21,488,000
 Short-term investments              5,979,000     5,979,000             -                  -
 Notes receivable                    6,000,000     6,000,000    10,000,000         10,000,000
 Notes receivable - affiliates       6,750,000     6,750,000     7,750,000          7,750,000
 PPI Funding Notes                  12,322,000    12,322,000    35,597,000         35,597,000

Financial Liabilities
 Interest payable                 $  4,660,000  $  4,660,000  $  4,734,000       $  4,734,000
 12 3/4% Senior Secured Notes      207,500,000   223,063,000   210,000,000        201,600,000
 Equipment loans                     2,051,000     2,063,000     2,873,000          2,879,000
 Note payable                                -             -     2,150,000          2,150,000
 Note payable - affiliate            3,447,000     3,597,000             -                  -
 Bank debt                             350,000       350,000     2,472,000          2,472,000

(17) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             QUARTER
                                  ----------------------------------------------------------
                                      FIRST         SECOND          THIRD         FOURTH
                                  -------------  -------------  -------------  -------------
YEAR ENDED DECEMBER 31, 1997:

Net revenues                      $ 67,470,000   $ 66,301,000   $ 69,839,000   $ 64,147,000
                                  ============   ============   ============   ============

Net income (loss)                 $  1,491,000   $  1,193,000   $  1,701,000   $(19,530,000)
                                  ============   ============   ============   ============

Basic and diluted net income
 (loss) per common share (1)      $        .06   $        .05   $        .07   $       (.79)
                                  ============   ============   ============   ============


YEAR ENDED DECEMBER 31, 1996:

Net revenues                      $133,115,000   $138,261,000   $136,244,000   $122,960,000
                                  ============   ============   ============   ============

Net loss                          $ (6,660,000)  $ (8,250,000)  $ (8,421,000)  $(31,962,000)
                                  ============   ============   ============   ============

Basic and diluted net loss per
 common share (1)                 $       (.27)  $       (.33)  $       (.34)  $      (1.29)
                                  ============   ============   ============   ============

(1) In accordance with the provisions of SFAS 128, earnings per share are calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the interim periods.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Hollywood Casino - Aurora, Inc.:

   We have audited the accompanying balance sheets of Hollywood Casino - Aurora, Inc. (the Company and an Illinois corporation) as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino - Aurora, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 9, 1998

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS

                                     ASSETS

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         1997           1996
                                                     -------------  -------------

Current Assets:
 Cash and cash equivalents                           $  9,491,000   $  9,034,000
 Short-term investments                                 2,103,000              -
 Accounts receivable, net of allowances
  of $483,000 and $1,071,000, respectively              1,603,000      1,895,000
 Inventories                                              794,000        948,000
 Deferred income taxes                                  1,336,000      1,421,000
 Due from affiliates                                      558,000      1,046,000
 Prepaid expenses and other current assets                932,000        854,000
                                                     ------------   ------------

  Total current assets                                 16,817,000     15,198,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,165,000      2,786,000
 Buildings and improvements                            46,205,000     46,247,000
 Riverboats                                            36,970,000     36,970,000
 Operating equipment                                   32,159,000     30,766,000
 Construction in progress                                 534,000        276,000
                                                     ------------   ------------

                                                      119,033,000    117,045,000
 Less - accumulated depreciation and amortization     (33,919,000)   (26,814,000)
                                                     ------------   ------------

  Net property and equipment                           85,114,000     90,231,000
                                                     ------------   ------------

Other Assets                                            2,140,000      2,020,000
                                                     ------------   ------------

                                                     $104,071,000   $107,449,000
                                                     ============   ============




             The accompanying notes to financial statements are an
                     integral part of these balance sheets.
 .

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                   DECEMBER 31,
                                            --------------------------
                                                1997          1996
                                            ------------  ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  6,624,000  $  6,456,000
 Accounts payable                              2,023,000     2,131,000
 Accrued liabilities -
  Salaries and wages                           2,228,000     2,117,000
  Interest                                     1,192,000     1,315,000
  Gaming and other taxes                         938,000       497,000
  Insurance                                    1,115,000     1,054,000
  Other                                        1,120,000     1,351,000
 Due to affiliates                             2,185,000     2,278,000
 Other current liabilities                     1,209,000     1,200,000
                                            ------------  ------------
  Total current liabilities                   18,634,000    18,399,000
                                            ------------  ------------
Long-Term Debt                                31,507,000    37,267,000
                                            ------------  ------------
Capital Lease Obligations                     20,841,000    21,707,000
                                            ------------  ------------
Deferred Income Taxes                          4,141,000     2,043,000
                                            ------------  ------------
Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000        15,000
 Additional paid-in capital                   24,541,000    24,541,000
 Retained earnings                             4,392,000     3,477,000
                                            ------------  ------------
  Total shareholder's equity                  28,948,000    28,033,000
                                            ------------  ------------
                                            $104,071,000  $107,449,000
                                            ============  ============




             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                  1997           1996           1995
                                              -------------  -------------  -------------

Revenues:
 Casino                                       $153,965,000   $157,124,000   $146,281,000
 Food and beverage                              14,213,000     13,780,000     11,712,000
 Other                                           1,919,000      3,895,000      4,933,000
                                              ------------   ------------   ------------
                                               170,097,000    174,799,000    162,926,000
 Less - promotional allowances                  (9,790,000)   (11,408,000)   (10,418,000)
                                              ------------   ------------   ------------
 Net revenues                                  160,307,000    163,391,000    152,508,000
                                              ------------   ------------   ------------
Expenses:
 Casino                                        102,127,000    108,014,000     97,173,000
 Food and beverage                               4,885,000      4,926,000      4,865,000
 Other                                           1,641,000      1,066,000        742,000
 General and administrative                     14,673,000     14,645,000     14,406,000
 Depreciation and amortization                   7,491,000      8,834,000      9,172,000
                                              ------------   ------------   ------------
  Total expenses                               130,817,000    137,485,000    126,358,000
                                              ------------   ------------   ------------
Income from operations                          29,490,000     25,906,000     26,150,000
                                              ------------   ------------   ------------
Non-operating income (expense):
 Interest income                                   156,000        205,000        306,000
 Interest expense, net of capitalized
  interest of $354,000 in 1995                  (6,847,000)    (6,704,000)    (6,493,000)
 Gain on disposal of assets                        134,000              -              -
                                              ------------   ------------   ------------
  Total non-operating expenses, net             (6,557,000)    (6,499,000)    (6,187,000)
                                              ------------   ------------   ------------
Income before income taxes and
 extraordinary item                             22,933,000     19,407,000     19,963,000

Income tax provision                            (8,419,000)    (6,883,000)    (7,554,000)
                                              ------------   ------------   ------------
Income before extraordinary item                14,514,000     12,524,000     12,409,000
Extraordinary item:
 Loss on early extinguishment of debt, net
 of related tax benefit                                  -              -       (989,000)
                                              ------------   ------------   ------------
Net income                                    $ 14,514,000   $ 12,524,000   $ 11,420,000
                                              ============   ============   ============

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                  (ACCUMULATED)
                                    COMMON STOCK      ADDITIONAL     DEFICIT
                              ----------------------    PAID-IN      RETAINED
                                 SHARES      AMOUNT     CAPITAL      EARNINGS
                              ------------  --------  -----------  -------------

BALANCE, JANUARY 1, 1995         1,501,000  $15,000   $14,541,000  $   (485,000)

  Capital contributions                  -        -    10,000,000             -
  Net income                             -        -             -    11,420,000
  Dividends                              -        -             -    (9,942,000)
                              ------------  -------   -----------  ------------
BALANCE, DECEMBER 31, 1995       1,501,000   15,000    24,541,000       993,000

 Net income                              -        -             -    12,524,000
 Dividends                               -        -             -   (10,040,000)
                              ------------  -------   -----------  ------------
BALANCE, DECEMBER 31, 1996       1,501,000   15,000    24,541,000     3,477,000

 Net income                              -        -             -    14,514,000
 Dividends                               -        -             -   (13,599,000)
                              ------------  -------   -----------  ------------
BALANCE, DECEMBER 31, 1997       1,501,000  $15,000   $24,541,000  $  4,392,000
                              ============  =======   ===========  ============




             The accompanying notes to financial statements are an
                   integral part of this financial statement.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS


                                                                               YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                         1997           1996           1995
                                                                     -------------  -------------  -------------

OPERATING ACTIVITIES:
 Net income                                                          $ 14,514,000   $ 12,524,000   $ 11,420,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Extraordinary item                                                            -              -        989,000
  Depreciation and amortization                                         7,491,000      8,834,000      9,172,000
  Provision for doubtful accounts                                         200,000        325,000        337,000
  Gain on disposal of assets                                             (134,000)             -              -
  Deferred income tax provision                                         2,183,000      1,119,000      1,095,000
  Decrease (increase) in receivables                                       92,000        393,000     (1,309,000)
  Increase in accounts payable and accrued liabilities                    151,000        954,000      2,537,000
  Increase (decrease) in due to affiliates                                395,000       (770,000)       (47,000)
  Net change in other current assets and liabilities                       85,000     (1,116,000)     1,426,000
  Net change in other assets and liabilities                             (120,000)      (442,000)      (784,000)
                                                                     ------------   ------------   ------------
 Net cash provided by operating activities                             24,857,000     21,821,000     24,836,000
                                                                     ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                   (2,413,000)   (10,104,000)   (27,633,000)
 Proceeds from sale of assets                                             173,000              -              -
 Short-term investments                                                (2,103,000)             -              -
 Decrease (increase) in cash restricted for construction projects               -      1,955,000     (1,955,000)
                                                                     ------------   ------------   ------------
 Net cash used in investing activities                                 (4,343,000)    (8,149,000)   (29,588,000)
                                                                     ------------   ------------   ------------
FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                                 -              -      5,000,000
 Repayments of debt                                                    (5,681,000)    (2,870,000)    (1,287,000)
 Payments on capital lease obligations                                   (777,000)      (724,000)    (1,010,000)
 Capital contributions                                                          -              -     10,000,000
 Dividends                                                            (13,599,000)   (10,040,000)    (9,942,000)
                                                                     ------------   ------------   ------------
 Net cash (used in) provided by financing activities                  (20,057,000)   (13,634,000)     2,761,000
                                                                     ------------   ------------   ------------
 Net increase (decrease) in cash and cash equivalents                     457,000         38,000     (1,991,000)
 Cash and cash equivalents at beginning of year                         9,034,000      8,996,000     10,987,000
                                                                     ------------   ------------   ------------
 Cash and cash equivalents at end of year                            $  9,491,000   $  9,034,000   $  8,996,000
                                                                     ============   ============   ============

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS


(1)   ORGANIZATION AND BUSINESS

   Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois
(the "Aurora Casino").   In May 1992, HCC, which was then wholly owned by
members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. Prior to December 31, 1996, HCC also owned approximately 80% of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation. Prior to April 1, 1997, subsidiaries of GBCC held the management services contract for the Aurora Casino (see Note 6). A GBCC subsidiary continues to have a limited ownership interest in such management contract.

   Under the provisions of an agreement between the city of Aurora, Illinois and HCA dated June 4, 1991, HCA was granted the exclusive right to develop the Aurora Casino on the Fox River. The Aurora Casino consists of two, four-level riverboats having a combined casino space of approximately 32,000 square feet and a four-level pavilion and docking facility which houses ticketing, food service, passenger waiting, and various administrative functions. The Aurora Casino also includes two parking structures with approximately 1,350 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements.
The leases are treated as capital leases for financial reporting purposes (see
Note 4).

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

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

   HCA recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive jackpots. Such anticipated jackpot payouts are reflected as current liabilities on the accompanying balance sheets.

   The estimated value of food and beverage, admissions and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

the accompanying statements of operations. Costs of complimentaries allocated from the food and beverage, admissions and other operating departments to the casino department during the years ended December 31, 1997, 1996 and 1995 are as follows:


                        1997        1996        1995
                     ----------  ----------  -----------
Food and beverage    $9,057,000  $10,280,000  $ 8,777,000
Admissions                    -            -    5,446,000
Other                   921,000    1,318,000    2,569,000
                     ----------  -----------  -----------

                     $9,978,000  $11,598,000  $16,792,000
                     ==========  ===========  ===========

 CASH AND CASH EQUIVALENTS -

   Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

   The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $200,000, $325,000 and $337,000, respectively, were made during the years ended December 31, 1997, 1996 and 1995.

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

 PROPERTY AND EQUIPMENT -

   Property and equipment have been recorded at cost and are being depreciated over their estimated useful lives utilizing the straight-line method based on the following lives:

   Land improvements                         20 years
   Buildings, riverboats and improvements    25-40 years
   Operating equipment                      3-7 years

   On October 1, 1996, HCA revised the estimated useful life of its pavilion from 25 years to 40 years, the estimated life of one of its parking garages under a capital lease from 25 years to 30 years and the estimated life of its slot machines from three years to five years. Management believes the changes in estimated lives more appropriately reflect the timing of the economic benefits to be received from these assets. For the years ended December 31, 1997 and 1996, the effect of these changes reduced depreciation and amortization expense and increased net income by approximately $850,000 and $274,000, respectively.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

 DEFERRED FINANCING COSTS -

   The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, are capitalized and are amortized over the term of the related debt issue. Amortization of such costs was $509,000 for the year ended December 31, 1995.

 LONG-LIVED ASSETS -

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCA does not believe that any such changes have occurred.

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

 INCOME TAXES -

   HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid $5,394,000, $6,774,000 and $5,726,000 to HCC in connection with its current federal tax provisions for the years ended December 31, 1997, 1996 and 1995, respectively. For the years ended December 31, 1997, 1996 and 1995, HCA paid state income taxes of $682,000, $28,000 and $100,000, respectively.

 RECLASSIFICATIONS

   Certain reclassifications have been made to the prior years' financial statements to conform such statements to the 1997 financial statement presentation.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   HCA's long-term indebtedness consists of the following:

                                                  DECEMBER 31,
                                           --------------------------
                                               1997          1996
                                           ------------  ------------
 12 3/4% Promissory Note to HCC, due on
   November 1, 2003  (a)                   $36,507,000   $39,007,000
 Promissory note to bank (b)                   350,000     2,472,000
 Equipment loans (c)                           413,000     1,472,000
                                           -----------   -----------

 Total indebtedness                         37,270,000    42,951,000
 Less - current maturities                  (5,763,000)   (5,684,000)
                                           -----------   -----------

 Total long-term debt                      $31,507,000   $37,267,000
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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


   As of December 31, 1997, future maturities of long-term debt are as follows:

          1998                     $ 5,763,000
          1999                       5,000,000
          2000                       5,000,000
          2001                       5,000,000
          2002                       5,000,000
          Thereafter                11,507,000
                                   -----------
                                   $37,270,000
                                   ===========

   Interest paid, net of amounts capitalized, for the years ended December 31, 1997, 1996 and 1995 amounted to $6,970,000, $6,509,000 and $5,578,000, respectively.

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

   HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both December 31, 1997 and 1996 in the amount of $27,358,000. Assets under capital leases with an original cost of $2,446,000 are included in operating equipment on the accompanying balance sheets at both December 31, 1997 and 1996. Amortization expense with respect to assets under capital leases amounted to $1,097,000,

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

$1,223,000 and $1,051,000, respectively, during each of the years ended December 31, 1997, 1996 and 1995.

   Future minimum lease payments under capital lease obligations as of December 31, 1997 are as follows:

      1998                                         $ 2,494,000
      1999                                           2,457,000
      2000                                           2,483,000
      2001                                           2,532,000
      2002                                           2,643,000
      Thereafter                                    24,076,000
                                                   -----------
      Total minimum lease payments                  36,685,000
      Less - amount representing interest          (14,983,000)
                                                   -----------

      Present value of future minimum lease
        payments                                    21,702,000
      Current capital lease obligation                (861,000)
                                                   -----------

      Long-term capital lease obligation           $20,841,000
                                                    ===========

(5) INCOME TAXES

 Components of HCA's provision for income taxes consist of the following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                 1997          1996          1995
                                                                              -----------   -----------   -----------
 Current (provision) benefit:
  Federal                                                                     $(5,859,000)  $(5,927,000)  $(6,121,000)
  State                                                                          (377,000)      163,000      (338,000)
 Deferred (provision) benefit:
  Federal                                                                      (1,978,000)   (1,125,000)   (1,034,000)
  State                                                                          (205,000)        6,000       (61,000)
                                                                              -----------   -----------   -----------
                                                                              $(8,419,000)  $(6,883,000)  $(7,554,000)
                                                                              ===========   ===========   ===========

   The tax benefit related to the extraordinary loss on early extinguishment of debt was $564,000 in 1995.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


   A reconciliation between the calculated tax provision on income before extraordinary item based on the statutory rates in effect and the effective tax rates for the years ended December 31, 1997, 1996 and 1995 follows:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                     1997          1996          1995
                                                 ------------  ------------  ------------
   Calculated income tax provision
     at statutory rate                           $(8,027,000)  $(6,792,000)  $(6,987,000)
   State income taxes                               (378,000)      110,000      (259,000)
   Political contributions and lobbying costs        (67,000)      (89,000)      (65,000)
   Other                                              53,000      (112,000)     (243,000)
                                                 -----------   -----------   -----------
   Tax provision as shown on statements
     of operations                               $(8,419,000)  $(6,883,000)  $(7,554,000)
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

   The components of HCA's net deferred tax liability at December 31, 1997 and 1996 are as follows:

                                                DECEMBER 31,
                                         --------------------------
                                             1997          1996
                                         ------------  ------------

    Deferred tax assets:
      Allowance for doubtful accounts    $   182,000   $   375,000
      Other liabilities and reserves       1,271,000     1,130,000
                                         -----------   -----------
        Total deferred tax assets          1,453,000     1,505,000
                                         -----------   -----------
    Deferred tax liabilities:
      Depreciation and amortization       (4,258,000)   (2,127,000)
                                         -----------   -----------
    Net deferred tax liability           $(2,805,000)  $  (622,000)
                                         ===========   ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


   Receivables and payables in connection with the aforementioned tax allocation agreements at December 31, 1997 and 1996 are as follows:

                                      DECEMBER 31,
                               --------------------------
                                   1997          1996
                               ------------  ------------

   Deferred tax assets         $ 1,194,000   $ 1,421,000
   Due from affiliates             538,000     1,002,000
   Deferred tax liabilities     (3,700,000)   (2,043,000)

(6)  TRANSACTIONS WITH RELATED PARTIES

   Pursuant to a management services contract, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership which, prior to April 1, 1997, was wholly owned by GBCC. Effective as of April 1, 1997, HCC acquired the general partnership interest in PML. The base management fee is equal to 5% of operating revenues (as defined in the management services contract) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the management services contract to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $9,609,000, $9,360,000 and $9,432,000, respectively, during the years ended December 31, 1997, 1996 and 1995. Management and incentive fees payable at December 31, 1997 and 1996 amounting to $2,130,000 and $2,096,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets.

   HCA incurred interest with respect to its promissory note payable to HCC (see
Note 3).  Such interest amounted to $4,906,000, $4,973,000 and $5,406,000, respectively, for the years ended December 31, 1997, 1996 and 1995. Interest payable to HCC on such note amounted to $983,000 and $1,050,000, respectively, at December 31, 1997 and 1996 and is included in accrued interest payable in the accompanying balance sheets.

   HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. During the years ended December 31, 1997, 1996 and 1995, such transactions totaled $427,000, $720,000 and $1,562,000, respectively. At December 31, 1997 and 1996, HCA had net payables amounting to $36,000 and $138,000, respectively, in connection with such charges included in due to affiliates on the accompanying consolidated balance sheets.

(7)  ILLINOIS REGULATORY MATTERS

   Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board (the "IGB"). Under the provisions of the Illinois gaming regulations, HCA and PML are required to maintain their respective owner's and supplier's licenses. HCA's owner's license expires in July 1998 and PML's supplier's license expires in December 1998. Management intends to file for renewal of HCA's owner's license and PML's supplier's license and anticipates that such renewals will be approved by the IGB during 1998. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended, or revoked. In addition, the licensees and

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the operations of HCA.

(8)  COMMITMENTS AND CONTINGENCIES

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


(9)  SUPPLEMENTAL CASH FLOW INFORMATION

   During 1996, HCA entered into a capital lease obligation in the original amount of $13,195,000 with respect to a new parking garage (see Note 4). Additional escrowed construction and financing costs totaling $4,163,000 were capitalized as part of the cost of the facility.

   During 1995, HCA acquired certain equipment at a cost of $2,985,000 under financing agreements with a third party vendor (see Note 3).

(10) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   CASH AND CASH EQUIVALENTS - The carrying amounts approximate fair value
   -------------------------
because of the short maturity of these instruments.

   SHORT-TERM INVESTMENTS - The carrying amount approximates fair value due to
   ----------------------
the short maturity of these investments.

   INTEREST PAYABLE - The carrying amount of interest payable approximates fair
   ----------------
value because of the short maturity of the obligation.

   LONG-TERM DEBT - The fair value of HCA's long-term debt is estimated based on
   --------------
the quoted market price of the underlying debt issue. Debt obligations with a short remaining maturity are valued at the carrying amount.

   The estimated carrying amounts and fair values of HCA's financial instruments are as follows:

                                     DECEMBER 31, 1997           DECEMBER 31, 1996
                                 ------------------------  -----------------------------
                                  CARRYING                  CARRYING
                                   AMOUNT     FAIR VALUE     AMOUNT        FAIR VALUE
                                 -----------  -----------  -----------  -----------------

    Financial Assets:
      Cash and cash
        equivalents              $ 9,491,000  $ 9,491,000  $ 9,034,000        $ 9,034,000
      Short-term investments       2,103,000    2,103,000            -                  -

    Financial Liabilities:
      Interest payable           $ 1,192,000  $ 1,192,000  $ 1,315,000        $ 1,315,000
      12 3/4% promissory note     36,507,000   39,245,000   39,007,000         37,447,000
      Promissory note to bank        350,000      350,000    2,472,000          2,472,000
      Equipment loans                413,000      413,000    1,472,000          1,472,000

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     QUARTER
                                --------------------------------------------------
                                   FIRST       SECOND        THIRD       FOURTH
                                -----------  -----------  -----------  -----------

Year Ended December 31, 1997
 Net revenues                   $40,350,000  $38,931,000  $41,741,000  $39,285,000
                                ===========  ===========  ===========  ===========
 Net income                     $ 3,431,000  $ 3,852,000  $ 3,894,000  $ 3,337,000
                                ===========  ===========  ===========  ===========

Year Ended December 31, 1996
 Net revenues                   $43,715,000  $43,039,000  $39,332,000  $37,305,000
                                ===========  ===========  ===========  ===========
 Net income                     $ 4,436,000  $ 4,138,000  $ 1,908,000  $ 2,042,000
                                ===========  ===========  ===========  ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To HWCC - Tunica, Inc.:

  We have audited the accompanying consolidated balance sheets of HWCC - Tunica, Inc. (the Company and a Texas Corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HWCC - Tunica, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 9, 1998

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,
                                                      ----------------------------
                                                          1997           1996
                                                      -------------  -------------
Current Assets:
 Cash and cash equivalents                            $ 11,851,000   $  9,321,000
 Short-term investments                                  3,876,000              -
 Accounts receivable, net of allowances of
  $705,000 and $622,000, respectively                    1,510,000      1,363,000
 Inventories                                               660,000        672,000
 Deferred income taxes                                   1,632,000        953,000
 Prepaid expenses and other current assets               1,129,000        854,000
                                                      ------------   ------------
  Total current assets                                  20,658,000     13,163,000
                                                      ------------   ------------
Property and Equipment:
 Land and improvements                                   3,456,000      3,060,000
 Buildings                                              73,422,000     73,348,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    37,588,000     35,724,000
 Construction in progress                                  688,000        412,000
                                                      ------------   ------------
                                                       117,678,000    115,068,000
  Less - accumulated depreciation and amortization     (31,760,000)   (22,275,000)
                                                      ------------   ------------
 Net property and equipment                             85,918,000     92,793,000
                                                      ------------   ------------
Other Assets:
 Land rights                                             7,454,000      7,658,000
 Other assets                                            4,697,000      3,006,000
                                                      ------------   ------------
  Total other assets                                    12,151,000     10,664,000
                                                      ------------   ------------
                                                      $118,727,000   $116,620,000
                                                      ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                   DECEMBER 31,
                                           ----------------------------
                                               1997           1996
                                           -------------  -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations            $    485,000   $  1,511,000
 Accounts payable                             1,372,000      2,797,000
 Accrued liabilities -
  Salaries and wages                          1,579,000      1,254,000
  Interest                                      476,000      2,262,000
  Gaming and other taxes                      1,230,000        813,000
  Insurance                                   1,553,000      1,063,000
  Other                                       1,627,000      1,745,000
 Other current liabilities                    1,325,000        831,000
                                           ------------   ------------

 Total current liabilities                    9,647,000     12,276,000
                                           ------------   ------------

Long-Term Debt                               85,198,000     85,134,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                 -              -
 Additional paid-in capital                  34,637,000     34,637,000
 Accumulated deficit                        (10,755,000)   (15,427,000)
                                           ------------   ------------

  Total shareholder's equity                 23,882,000     19,210,000
                                           ------------   ------------

                                           $118,727,000   $116,620,000
                                           ============   ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                               1997           1996           1995
                                           -------------  -------------  -------------
Revenues:
 Casino                                    $ 97,506,000   $ 87,361,000   $ 88,289,000
 Rooms                                        9,651,000      5,329,000      3,187,000
 Food and beverage                           14,320,000     11,987,000      9,657,000
 Other                                        1,164,000      1,097,000      1,091,000
                                           ------------   ------------   ------------
                                            122,641,000    105,774,000    102,224,000
 Less - promotional allowances              (15,378,000)   (11,250,000)    (7,808,000)
                                           ------------   ------------   ------------
   Net revenues                             107,263,000     94,524,000     94,416,000
                                           ------------   ------------   ------------
Expenses:
 Casino                                      69,496,000     66,018,000     57,411,000
 Rooms                                        1,835,000      1,573,000      1,887,000
 Food and beverage                            4,325,000      3,752,000      3,357,000
 Other                                        1,402,000      1,259,000      1,187,000
 General and administrative                   5,769,000      5,962,000      5,711,000
 Depreciation and amortization                9,916,000     10,906,000     10,356,000
                                           ------------   ------------   ------------
   Total expenses                            92,743,000     89,470,000     79,909,000
                                           ------------   ------------   ------------
Income from operations                       14,520,000      5,054,000     14,507,000
                                           ------------   ------------   ------------
Non-operating income (expenses):
 Interest income                                281,000        835,000        637,000
 Interest expense, net of capitalized
   interest of $1,006,000 in 1996           (10,980,000)   (10,060,000)   (10,792,000)
 Gain (loss) on disposal of assets                6,000        (45,000)      (505,000)
                                           ------------   ------------   ------------
   Total non-operating expenses, net        (10,693,000)    (9,270,000)   (10,660,000)
                                           ------------   ------------   ------------
Income (loss) before income taxes and
 extraordinary item                           3,827,000     (4,216,000)     3,847,000
Income tax benefit                              845,000              -        694,000
                                           ------------   ------------   ------------
Income (loss) before extraordinary item       4,672,000     (4,216,000)     4,541,000

Extraordinary item:
 Loss on early extinguishment
   of debt, net of taxes                              -              -     (9,614,000)
                                           ------------   ------------   ------------
Net income (loss)                          $  4,672,000   $ (4,216,000)  $ (5,073,000)
                                           ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997



                                  COMMON STOCK         ADDITIONAL
                              ------------------         PAID-IN             ACCUMULATED
                              SHARES      AMOUNT         CAPITAL               DEFICIT
                              ------      ------         -------             -----------
BALANCE, JANUARY 1, 1995      1,000          $-          $34,637,000         $ (6,138,000)
 Net loss                         -           -                    -           (5,073,000)
                              -----          --          -----------         ------------
BALANCE, DECEMBER 31, 1995    1,000           -           34,637,000          (11,211,000)
 Net loss                         -           -                    -           (4,216,000)
                              -----          --          -----------         ------------
BALANCE, DECEMBER 31, 1996    1,000           -           34,637,000          (15,427,000)
 Net income                       -           -                    -            4,672,000
                              -----          --          -----------         ------------
BALANCE, DECEMBER 31, 1997    1,000          $-          $34,637,000         $(10,755,000)
                              =====          ==          ===========         ============




          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1997          1996           1995
                                                           ------------  -------------  -------------
OPERATING ACTIVITIES:
 Net income (loss)                                         $ 4,672,000   $ (4,216,000)  $ (5,073,000)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Extraordinary item                                                -              -      9,614,000
   Depreciation and amortization                             9,916,000     10,906,000     10,356,000
   (Gain) loss on disposal of assets                            (6,000)        45,000        505,000
   Provision for doubtful accounts                             498,000        539,000        449,000
   Deferred income tax benefit                              (1,070,000)             -       (626,000)
   Increase in accounts receivable                            (645,000)      (474,000)    (1,159,000)
   (Decrease) increase in accounts payable and accrued
     expenses                                               (2,097,000)       721,000      1,469,000
   Net change in other current assets and
     liabilities                                               231,000       (280,000)      (127,000)
   Net change in other noncurrent assets
     and liabilities                                           488,000       (740,000)      (939,000)
                                                           -----------   ------------   ------------
     Net cash provided by operating
       activities                                           11,987,000      6,501,000     14,469,000
                                                           -----------   ------------   ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                        (2,635,000)   (35,038,000)    (7,228,000)
 Short-term investments                                     (3,876,000)             -              -
 Investment in unconsolidated affiliate                     (2,000,000)             -              -
 Proceeds from sale of assets                                   16,000        105,000        180,000
 Decrease (increase) in cash restricted for
   construction projects                                             -     27,919,000    (27,919,000)
                                                           -----------   ------------   ------------
   Net cash used in investing activities                    (8,495,000)    (7,014,000)   (34,967,000)
                                                           -----------   ------------   ------------
FINANCING ACTIVITIES:
 Issuance of long-term debt                                    601,000      1,503,000     84,045,000
 Repayments of long-term debt                                 (364,000)    (1,469,000)   (55,862,000)
 Payments on capital lease obligations                      (1,199,000)    (1,729,000)    (1,402,000)
 Costs of early retirement of debt                                   -              -     (7,414,000)
                                                           -----------   ------------   ------------
   Net cash (used in) provided by
     financing activities                                     (962,000)    (1,695,000)    19,367,000
                                                           -----------   ------------   ------------
   Net increase (decrease) in cash and cash equivalents      2,530,000     (2,208,000)    (1,131,000)
     Cash and cash equivalents at
       beginning of year                                     9,321,000     11,529,000     12,660,000
                                                           -----------   ------------   ------------
     Cash and cash equivalents at
       end of year                                         $11,851,000   $  9,321,000   $ 11,529,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 to purchase a partially completed gaming facility in northern Tunica County, Mississippi approximately 27 miles southwest of Memphis, Tennessee (the "Tunica Casino"). In January 1994, HCT acquired from unrelated third parties all of the common stock of Summit Riverboat Casinos - Tunica, Inc. ("SRCT") and all of the limited partnership interests of Summit Tunica Partnership ("STP"), a Mississippi limited partnership. STP completed construction of the Tunica Casino at a cost of approximately $92.6 million. Capital contributions from HCC totaling approximately $33 million provided the initial funding for the project. On June 3, 1994, HCT issued $55 million of first mortgage notes, the net proceeds of which (approximately $51.3 million), together with equipment financing, were used to complete construction of the facility. The Tunica Casino, which currently includes a casino with 54,000 square feet of gaming space, 506 hotel rooms and suites and related amenities, commenced operations on August 8, 1994 under the service mark Hollywood Casino(R).

     On October 17, 1995, in connection with the HCC Refinancing (see Note 3), STP was dissolved and distributed all of its assets and liabilities to SRCT, the general partner, and HCT, the sole limited partner. In addition, SRCT merged with and into HCT, which now owns and operates the Tunica Casino. As the above entities were under common control, the merger was accounted for similar to a pooling of interests; accordingly, the accompanying 1995 consolidated statements of operations and cash flows have been presented as if the companies had always been combined.

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an interest in a golf course currently under construction which will be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course is presently scheduled for completion in 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheet at December 31, 1997.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

     The Tunica Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are included in other accrued liabilities on the accompanying consolidated balance sheets at December 31, 1997 and 1996.

     The estimated value of rooms, food and beverage and other items which are provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations.

     Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                1997         1996         1995
                             -----------  -----------  ----------

        Rooms                $ 1,870,000  $ 1,162,000  $  654,000
        Food and beverage     10,837,000   10,223,000   8,603,000
        Other                    140,000      203,000     109,000
                             -----------  -----------  ----------

                             $12,847,000  $11,588,000  $9,366,000
                             ===========  ===========  ==========

 CASH AND CASH EQUIVALENTS -

    Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

    The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $498,000, $539,000 and $449,000, respectively, were made during the years ended December 31, 1997, 1996 and 1995.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 PROPERTY AND EQUIPMENT -

    Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Hotel, dockside facilities and
        improvements                     25-40 years
     Barges                              25-40 years
     Operating equipment                  3- 7 years

     On October 1, 1996, HCT revised the estimated useful lives of its buildings, barges and related land rights (see below) from 25 years to 40 years and the estimated useful life of its slot machines from three years to five years. Management believes the changes in estimated lives more appropriately reflect the timing of the economic benefits to be received from these assets. For the year ended December 31, 1997, the effect of these changes reduced depreciation and amortization expense and increased net income by approximately $2,490,000. For the year ended December 31, 1996, such changes reduced depreciation and amortization expense and net loss by approximately $858,000.

     Interest incurred in connection with property and equipment acquisitions totalling $1,006,000 in 1996 has been capitalized during the acquisition period and is being amortized over the useful lives of the related assets.

 DEFERRED FINANCING COSTS -

   Costs associated with issuing long-term debt, including all underwriting, legal and accounting fees, are capitalized and are amortized over the term of the related debt issue. Deferred financing costs, net of accumulated amortization, amounting to $2,954,000 were written off during 1995 with respect to the early extinguishment of debt (see Note 3).

 LAND RIGHTS -

   Land rights are being amortized on a straight-line basis over the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 8); such amortization commenced with the opening of the Tunica Casino. The estimated economic benefit of the land rights was increased from 25 years to 40 years effective on October 1, 1996 consistent with the change in estimated useful life of the Tunica facility as discussed under "Property and Equipment" above. Management presently intends to renew the ground lease at least through its currently estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $991,000 and $787,000, respectively, at December 31, 1997 and 1996.

 LONG-LIVED ASSETS -

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, HCT does not believe that any such changes have occurred.

 ACCRUED INSURANCE -

   HCT is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCT's ultimate liability may differ from the amounts accrued.

 INCOME TAXES -

   HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT made payments to HCC in lieu of federal income taxes amounting to $494,000 during the year ended December 31, 1997; no such payments were made during either of the years ended December 31, 1996 or 1995. HCT paid no state income taxes during 1997, 1996 or 1995.

 RECLASSIFICATIONS -

   Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1997 consolidated financial statement presentation.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:


                                                           DECEMBER 31,
                                                        ------------------
                                                        1997          1996
                                                        ----          ----
 Promissory notes to HCC due November 1, 2003 (a)    $84,045,000   $84,045,000
 Equipment loans (b)                                   1,638,000     1,401,000
                                                     -----------   -----------

   Total indebtedness                                 85,683,000    85,446,000
  Less - current maturities                             (485,000)     (312,000)
                                                     -----------   -----------
   Total long-term debt                              $85,198,000   $85,134,000
                                                     ===========   ===========
--------------------

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

(b) The loans outstanding at December 31, 1997 are payable monthly including interest at rates ranging from 7.8% to 12.9% per annum and mature at various dates between 1999 and 2001.

     Scheduled payments of long-term debt as of December 31, 1997 are set forth below:

               1998          $   485,000
               1999              547,000
               2000              491,000
               2001              115,000
               2002                    -
               Thereafter     84,045,000
                             -----------
                 Total       $85,683,000
                             ===========

     Interest paid, net of amounts capitalized, amounted to $12,766,000, $10,000,000 and $11,344,000, respectively, during the years ended December 31, 1997, 1996 and 1995.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  CAPITAL LEASES

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,814,000 are included in operating equipment in the accompanying consolidated balance sheets at both December 31, 1997 and 1996. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $945,000, $1,500,000 and $1,674,000, respectively. Accumulated amortization at December 31, 1997 and 1996 with respect to these assets amounted to $4,516,000 and $3,571,000, respectively. No future payment obligations exist with respect to such capital leases.

(5)  INCOME TAXES

     Components of HCT's benefit for income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                                      YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                 1997          1996          1995
                                              -----------  ------------  ------------
(Provision for) benefit in lieu of federal
  income taxes:
 Current                                      $ (938,000)  $ 2,254,000   $ 3,952,000
 Deferred                                       (100,000)     (801,000)   (2,292,000)
Valuation allowance                            1,883,000    (1,453,000)     (966,000)
                                              ----------   -----------   -----------
                                              $  845,000   $         -   $   694,000
                                              ==========   ===========   ===========

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation between the calculated tax benefit on income (loss) before extraordinary item based on the statutory rates in effect and the effective tax rates for the years ended December 31, 1997, 1996 and 1995 follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                    1997         1996          1995
                                                                -----------  ------------  ------------
Calculated income tax (provision) benefit at 34%                $(1,301,000)  $ 1,433,000   $(1,308,000)
Utilization of operating loss carryforward                                -             -     2,028,000
Adjustment to valuation allowance                                 1,883,000             -             -
Adjustment to prior year taxes                                      328,000             -             -
Tax benefit of operating loss not utilized                                -    (1,400,000)            -
Disallowance of meals and entertainment                             (43,000)      (25,000)      (20,000)
Other                                                               (22,000)       (8,000)       (6,000)
                                                                -----------   -----------   -----------
Tax benefit as shown on statement of operations                 $   845,000   $         -   $   694,000
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

     At December 31, 1997, HCT had net operating loss carryforwards ("NOL's") totaling approximately $15,000,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned during 1997 and the anticipation of continued taxable income in the near future, management believes that it is more likely than not that future taxable income will be sufficient to utilize at least a portion of the NOL's and deferred tax assets. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,107,000 and $1,037,000, respectively, at December 31, 1997 and 1996. The ultimate recognition of the current amount of deferred tax assets is dependent on HCT's ability to generate approximately $6,200,000 of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the financial position of HCT.

                     HWCC - TUNICA, INC. AND SUBSIDIARY
               (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The components of the deferred tax asset are as follows:

                                                             DECEMBER 31,
                                                      --------------------------
                                                          1997          1996
                                                      ------------  ------------
     Deferred tax assets:
       Net operating loss carryforwards               $ 5,200,000   $ 6,138,000
       Alternative minimum tax credit carryforward        226,000             -
       Allowance for doubtful accounts                    240,000       211,000
       Other liabilities and accruals                   1,108,000       809,000
                                                      -----------   -----------
         Total deferred tax assets                      6,774,000     7,158,000

     Deferred tax liabilities:
       Depreciation and amortization                   (2,097,000)   (1,668,000)
                                                      -----------   -----------
     Net deferred tax asset                             4,677,000     5,490,000
     Valuation allowance                               (2,570,000)   (4,453,000)
                                                      -----------   -----------
                                                      $ 2,107,000   $ 1,037,000
                                                      ===========   ===========

     Receivables and payables in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:

                                      DECEMBER 31,
                                  --------------------
                                     1997       1996
                                  ----------  --------

       Accounts receivable        $  268,000  $      -
       Deferred income taxes       1,632,000   953,000
       Other noncurrent assets       475,000    84,000

(6)  TRANSACTIONS WITH RELATED PARTIES

   Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $1,200,000 during each of the years ended December 31, 1997, 1996 and 1995.

   HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994. The term of the agreement was three years with an automatic renewal for an additional three years becoming effective on January 1, 1997. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

parties. HCT also pays ACSC a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). In addition, HCT reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $547,000, $511,000 and $532,000, respectively, for the years ended December 31, 1997, 1996 and 1995. At December 31, 1997 and 1996, HCT had payables of $44,000 and $30,000, respectively, included in accounts payable with respect to such charges.

   Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performs certain marketing and other services on behalf of HCT. During the years ended December 31, 1997, 1996 and 1995, fees charged to HCT by GBHC totaled $428,000, $653,000 and $298,000, respectively. At December 31, 1997 and 1996, HCT had payables of $4,000 and $99,000, respectively, included in accounts payable with respect to such charges.

   HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. For the years ended December 31, 1997, 1996 and 1995, such charges amounted to $390,000, $509,000 and $241,000, respectively. At December 31, 1997 and 1996, HCT had payables of $43,000 and $226,000, respectively, included in accounts payable with respect to such charges.

(7)  MISSISSIPPI REGULATORY MATTERS

   Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed through October 18, 1999. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(8)  COMMITMENTS AND CONTINGENCIES

 GROUND LEASE -

   HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. For the years ended December 31, 1997, 1996 and 1995, HCT expensed $3,935,000, $3,486,000 and
$3,608,000, respectively, in connection with the ground lease.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 CREDIT FACILITY -

   HCT has a $1,000,000 bank credit facility available through August 15, 1998. No borrowings were outstanding under the credit facility at either December 31, 1997 or 1996. Borrowings under the line of credit accrue interest at the rate of the bank's prime lending rate plus 1 1/2% per annum. The line of credit agreement requires the maintenance of certain financial ratios and balances in addition to the provision of certain financial reports.

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

 OTHER -

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

(10) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   CASH AND CASH EQUIVALENTS - The carrying amounts approximate fair value
   -------------------------
because of the short maturity of these instruments.

   SHORT-TERM INVESTMENTS - The carrying amounts approximate fair value because
   ----------------------
of the short maturity of these instruments.

   INTEREST PAYABLE - The carrying amount of interest payable approximates fair
   ----------------
value because of the short maturity of the obligation.

    LONG-TERM DEBT - The fair value of HCT's long-term debt is estimated based
    --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCT for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

    The estimated carrying amounts and fair values of HCT's financial instruments at December 31, 1997 and 1996 are as follows:

                                 DECEMBER 31, 1997           DECEMBER 31, 1996
                              ------------------------  ------------------------------
                               CARRYING                  CARRYING
                                AMOUNT     FAIR VALUE     AMOUNT        FAIR VALUE
                              -----------  -----------  -----------  -----------------
Financial Assets
 Cash and cash equivalents    $11,851,000  $11,851,000  $ 9,321,000        $ 9,321,000
 Short-term investments         3,876,000    3,876,000            -                  -

Financial Liabilities
 Interest payable             $   476,000  $   476,000  $ 2,262,000        $ 2,262,000
 Promissory notes to HCC       84,045,000   90,348,000   84,045,000         80,683,000
 Equipment loans                1,638,000    1,649,000    1,401,000          1,401,000

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      QUARTER
                                 --------------------------------------------------
                                    FIRST       SECOND        THIRD       FOURTH
                                 -----------  -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 1997:
 Net revenues                    $26,979,000  $27,354,000  $28,084,000  $24,846,000
                                 ===========  ===========  ===========  ===========
 Net income                      $ 1,431,000  $ 1,781,000  $ 1,442,000  $    18,000
                                 ===========  ===========  ===========  ===========
YEAR ENDED DECEMBER 31, 1996:
 Net revenues                    $24,230,000  $21,907,000  $23,209,000  $25,178,000
                                 ===========  ===========  ===========  ===========
 Net (loss) income               $  (417,000) $(3,158,000) $  (769,000)  $  128,000
                                 ===========  ===========  ===========  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   HCC and HCT had no disagreements with their independent accountants to report under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information called for by this item is incorporated herein by reference from HCC's definitive proxy statement filed with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held on May 28, 1998 (the "Definitive Proxy Statement") under the captions "Election of Directors" and "Management."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by this item is incorporated herein by reference from HCC's Definitive Proxy Statement under the caption "Transactions with Management."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

   1. FINANCIAL STATEMENTS

      The financial statements filed as part of this report are listed on the Index to Financial Statements on page 33.

   2. FINANCIAL STATEMENT SCHEDULES

   Hollywood Casino Corporation and Subsidiaries
   ---------------------------------------------

   --  Report of Independent Public Accountants
   -- Schedule I; Condensed Financial Information of Registrant, Hollywood Casino Corporation (Parent Company):
       --  Balance Sheets
       --  Statements of Operations
       --  Statements of Cash Flows
   --  Notes to Parent Company Financial Statements
   --  Schedule II; Valuation and Qualifying Accounts

    Hollywood Casino - Aurora, Inc.
    -------------------------------

    --  Report of Independent Public Accountants
    --  Schedule II; Valuation and Qualifying Accounts

    HWCC-Tunica, Inc.
    -----------------

    --  Report of Independent Public Accountants
    --  Schedule II; Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3. EXHIBITS

**2.1         -- Agreement of Merger dated as of May 15, 1992, between PBC, Inc.and HCC and Certificate of
                 Correction of Agreement of Merger dated as of June 16, 1992. (Exhibit 2.1)

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

++4.3         -- Leasehold Deed of Trust, Security Agreement, Fixture Filing and Financing Statement made by HCT, as Grantor, to Jim B. Tohill, as Deed Trustee, for the benefit of Shawmut Bank, National
                 Association, as Trustee and Beneficiary (relating to a first-lien Deed of Trust securing the
                 Indenture).  (Exhibit 4.3)

++4.4         -- Leasehold Deed of Trust, Security Agreement, Fixture Filing and Financing Statement made by HCT, as Grantor, to Jim B. Tohill, as Deed Trustee, for the benefit of the Company, as assigned to
                 Shawmut Bank, National Association, as Trustee and Beneficiary (relating to a second-lien
                 Leasehold Deed of Trust securing the Intercompany Notes executed by HCT). (Exhibit 4.4)

++4.5         -- First Preferred Fleet Mortgage made and given by HCA, as Mortgagor, to the Company, as assigned to Shawmut Bank, National Association, as Trustee and Mortgagee (relating to Vessel Nos. 993836,
                 993837, and 1029229) dated as of October 17, 1995.(Exhibit 4.5)

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

10.1          -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Jack E. Pratt.

10.2          -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Edward T.
                 Pratt, Jr.

10.3          -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and William D. Pratt.

#10.4         -- Employment Agreement dated May 1, 1996, between HCC and Edward T. Pratt III.  (Exhibit 10.4)

10.5          -- Amended and Restated Employment Agreement dated as of December 31, 1997, between HCC and
                 Richard D. Knight.

*10.6         -- Development Agreement dated as of June 4, 1991, between the City of Aurora, Illinois and
                 HCA.  (Exhibit 10.33)

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

+10.15        -- Hollywood Casino Corporation Stock Option Plan. (Exhibit 10.46)

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

++10.26       -- Warrant Certificates (Series A and Series B) by Gate Gaming, LLC, Edward J. DeBartolo, Jr.,
                 Cynthia R. DeBartolo and the Company, dated November 16, 1995. (Exhibit 10.39)

10.27         -- Amendment dated October 16, 1997 to the Note and Warrant Purchase Agreement dated November 16,
                 1995 between Golden Gate Gaming, L.L.C., Edward J. DeBartolo, Jr., Cynthia R. DeBartolo and HCC.

10.28         -- Amendment dated February 27, 1998 to the Note and Warrant Purchase Agreement dated November 16,
                 1995 between Golden Gate Gaming, L.L.C., Edward J. DeBartolo, Jr., Cynthia R. DeBartolo and HCC.

#10.29        -- Hollywood Casino Corporation 1996 Long-Term Incentive Plan, as amended.  (Exhibit 10.28)

#10.30        -- Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan.  (Exhibit 10.29)

##10.31       -- General Partnership Interest Purchase Agreement dated as of April 1, 1997 by and between HWCC-Aurora
                 Management, Inc. and PPICorporation.  (Exhibit 10.30)

10.32         -- Master Agreement dated October 16, 1997 between HWCC-Louisiana, Inc., New Orleans Paddlewheels,
                 Paddlewheels, L.L.C. and Sodak Louisiana, L.L.C. Inc., Shreveport

11.1          -- Computation regarding Per Share Losses.

21.1          -- Subsidiaries of HCC.

23.1          -- Consent of Arthur Andersen LLP
-----------------------

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

   # Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

  ## Incorporated by reference from the exhibit shown in parentheses filed in HCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 as filed with the SEC on August 12, 1997.

  (B)  REPORTS ON FORM 8-K.

   Neither HCC nor HCT filed any reports on Form 8-K during the quarter ended December 31, 1997.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on April 13, 1998.

                                 HOLLYWOOD CASINO CORPORATION
                                 By: /s/  Jack E. Pratt
                                     -------------------------------
                                     Jack E. Pratt
                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          Signature                    Title                           Date
          ---------                    -----                           ----
/s/ Jack E. Pratt                  Chief Executive                   April 13, 1998
---------------------------------    Officer and Director
         Jack E. Pratt

/s/ Edward T. Pratt, Jr.           Vice President, Treasurer         April 13, 1998
---------------------------------    and Director
     Edward T. Pratt, Jr.

/s/ William D. Pratt               Executive Vice President,         April 13, 1998
---------------------------------    Secretary, General Counsel
        William D. Pratt             and Director


/s/ Edward T. Pratt III            President, Chief Operating        April 13, 1998
---------------------------------    Officer and Director
       Edward T. Pratt III

/s/ Richard D. Knight              Executive Vice President -        April 13, 1998
---------------------------------    Operations
        Richard D. Knight

/s/ Charles F. LaFrano III         Vice President - Finance and      April 13, 1998
---------------------------------    Principal Accounting Officer
     Charles F. LaFrano III

/s/ James A. Colquitt              Director                          April 13, 1998
---------------------------------
       James A. Colquitt

/s/ Theodore H. Strauss            Director                          April 13, 1998
---------------------------------
       Theodore H. Strauss

/s/ Oliver B. Revell III           Director                          April 13, 1998
---------------------------------
       Oliver B. Revell III

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on April 13, 1998.

                                 HWCC - TUNICA, INC.
                                 By: /s/  Jack E. Pratt
                                     -------------------------------
                                     Jack E. Pratt
                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          Signature                    Title                           Date
          ---------                    -----                           ----
/s/ Jack E. Pratt                  Chief Executive                   April 13, 1998
---------------------------------    Officer and Director
         Jack E. Pratt

/s/ Edward T. Pratt, Jr.           Director                          April 13, 1998
---------------------------------
     Edward T. Pratt, Jr.

/s/ William D. Pratt               Executive Vice President,         April 13, 1998
---------------------------------    Secretary, General Counsel
        William D. Pratt             and Director


/s/ Edward T. Pratt III            President and Director            April 13, 1998
---------------------------------
       Edward T. Pratt III

/s/ Richard D. Knight              Executive Vice President          April 13, 1998
---------------------------------
        Richard D. Knight

/s/ John R. Osborne                Vice President - Finance          April 13, 1998
---------------------------------
      John R. Osborne

/s/ Charles F. LaFrano III         Vice President, Assistant         April 13, 1998
---------------------------------    Secretary and Principal
     Charles F. LaFrano III          Accounting Officer

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

HWCC-TUNICA, INC.

     --  Report of Independent Public Accountants

     --  Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Hollywood Casino Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hollywood Casino Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 9, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 9, 1998

                                                                     SCHEDULE I
                                                                     PAGE 1
                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HOLLYWOOD CASINO CORPORATION
                                (PARENT COMPANY)

                            BALANCE SHEETS (NOTE 1)

                                     ASSETS

                                                          DECEMBER 31,
                                                   --------------------------
                                                       1997          1996
                                                   ------------  ------------

Cash and cash equivalents                          $ 15,696,000  $  2,897,000
Accounts receivable                                      29,000        17,000
Due from affiliates                                  16,136,000    14,079,000
Deferred federal income taxes                         2,045,000     4,271,000
Other current assets                                    108,000       101,000
                                                   ------------  ------------

 Total current assets                                34,014,000    21,365,000
                                                   ------------  ------------

Investment in and advances to affiliates             48,138,000    46,633,000
Property and equipment, net                             191,000       335,000
Due from affiliates, net of valuation allowance     127,874,000   158,984,000
Notes receivable                                      6,000,000    10,000,000
Land held for sale, net of allowance                  6,264,000    14,501,000
Other assets                                          7,266,000     8,836,000
                                                   ------------  ------------

                                                   $229,747,000  $260,654,000
                                                   ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt             $  5,000,000   $  2,815,000
Accounts payable and accrued liabilities            1,613,000      2,370,000
Accrued interest payable                            4,409,000      4,469,000
                                                 ------------   ------------

 Total current liabilities                         11,022,000      9,654,000
                                                 ------------   ------------

Long-term debt, net of discount                   194,372,000    200,208,000
                                                 ------------   ------------

Other noncurrent liabilities                        6,623,000      5,503,000
                                                 ------------   ------------

Shareholders' equity:
 Class A common stock, $.0001 par
  value per share, 50,000,000
  shares authorized, 24,910,000 and
  24,760,000 shares issued and outstanding,
  respectively                                          2,000          2,000
 Class B common stock, non-voting, $.01
  par value per share; 10,000,000 authorized;
  no shares issued                                          -              -
 Additional paid-in capital                        49,253,000     61,625,000
 Retained earnings                                (31,525,000)   (16,338,000)
                                                 ------------   ------------

  Total shareholders' equity                       17,730,000     45,289,000
                                                 ------------   ------------

                                                 $229,747,000   $260,654,000
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

                                                                      SCHEDULE I
                                                                      PAGE 2

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HOLLYWOOD CASINO CORPORATION
                                (PARENT COMPANY)

                       STATEMENTS OF OPERATIONS (NOTE 1)

                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                               1997           1996           1995
                                           -------------  -------------  -------------
REVENUES:
 Interest income                           $ 17,189,000   $ 25,725,000   $ 17,015,000
 Other income                                    60,000         60,000         66,000
                                           ------------   ------------   ------------

                                             17,249,000     25,785,000     17,081,000
                                           ------------   ------------   ------------

EXPENSES:
 General and administrative                   5,021,000      7,376,000      5,063,000
 Interest                                    27,719,000     27,786,000     15,704,000
 Depreciation and amortization                1,447,000      1,106,000        743,000
 Write down of assets                        19,678,000     22,141,000              -
 Other                                                -              -        541,000
                                           ------------   ------------   ------------

  Total expenses                             53,865,000     58,409,000     22,051,000
                                           ------------   ------------   ------------

Loss before income taxes, extraordinary
 and other items                            (36,616,000)   (32,624,000)    (4,970,000)
Income tax provision                         (2,884,000)       (72,000)             -
                                           ------------   ------------   ------------

 Loss before extraordinary
  and other items                           (39,500,000)   (32,696,000)    (4,970,000)

Extraordinary item:
 Loss on early extinguishment of debt          (215,000)             -    (12,298,000)
                                           ------------   ------------   ------------

 Loss before other item                     (39,715,000)   (32,696,000)   (17,268,000)
Equity in income of consolidated
 subsidiaries                                24,570,000     12,958,000      4,353,000
                                           ------------   ------------   ------------

Net loss                                   $(15,145,000)  $(19,738,000)  $(12,915,000)
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

                                                                     SCHEDULE I
                                                                     PAGE 3

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HOLLYWOOD CASINO CORPORATION
                                (PARENT COMPANY)

                       STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                  YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             1997          1996          1995
                                                         ------------  ------------  -------------

NET CASH USED IN OPERATING ACTIVITIES                    $(1,479,000)  $  (150,000)  $ (4,234,000)
                                                         -----------   -----------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                         (7,000)      (91,000)      (161,000)
 Proceeds from sale of assets                              9,643,000       142,000              -
   Issuance of notes receivable                                    -             -    (10,000,000)
 Investments in consolidated affiliates                    4,666,000    (2,621,000)   (16,974,000)
 Net repayments from (advances to) affiliates              4,650,000    (1,600,000)   (72,647,000)
                                                         -----------   -----------   ------------

  Net cash provided by (used in) investing activities     18,952,000    (4,170,000)   (99,782,000)
                                                         -----------   -----------   ------------

FINANCING ACTIVITIES:
 Net proceeds from issuance of long-term debt                      -             -    199,939,000
 Repayments of long-term debt                             (4,650,000)     (150,000)   (84,907,000)
   Cost of early retirement of debt                                -             -     (9,221,000)
 Issuance of common stock                                          -             -          2,000
 Deferred financing costs                                    (24,000)     (116,000)    (7,602,000)
                                                         -----------   -----------   ------------

  Net cash (used in) provided by financing activities     (4,674,000)     (266,000)    98,211,000
                                                         -----------   -----------   ------------

  Net increase (decrease)in cash and cash equivalents     12,799,000    (4,586,000)    (5,805,000)
    Cash and cash equivalents at beginning of year         2,897,000     7,483,000     13,288,000
                                                         -----------   -----------   ------------

    Cash and cash equivalents at end of year             $15,696,000   $ 2,897,000   $  7,483,000
                                                         ===========   ===========   ============

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

                                                                     SCHEDULE I
                                                                     PAGE 4

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HOLLYWOOD CASINO CORPORATION
                                (PARENT COMPANY)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

   During October 1995, HWCC - Lake Houston, Inc., HWCC - Clearklake, Inc. and HWCC -Farmer's Branch, Inc., all wholly owned subsidiaries of Hollywood Casino Corporation ("HCC"), merged with and into the parent company. Such transaction was reflected in the accompanying parent company financial statements as a combination of entities under common control, a method of accounting similar to a pooling of interests. Accordingly, the parent company 1995 statements of operations and statements of cash flows have been adjusted to reflect the accounts and operations of these entities as if they had always been combined.

(2)    GUARANTEES OF REGISTRANT

   As of December 31, 1997, HCC had not guaranteed any obligations of its subsidiaries or unconsolidated affiliates.

(3)  SCHEDULED PAYMENTS OF LONG-TERM DEBT OF THE REGISTRANT

   Scheduled payments of long-term debt outstanding at December 31, 1997 are set forth below:

               1998          $  5,000,000
               1999             5,000,000
               2000             5,000,000
               2001             5,000,000
               2002             5,000,000
               Thereafter     182,500,000
                             ------------

                 Total       $207,500,000
                             ============

(4)  DIVIDENDS AND DISTRIBUTIONS

   HCC received dividends from its consolidated subsidiaries amounting to $13,599,000, $10,040,000 and $9,942,000, respectively, during the years ended
December 31, 1997, 1996 and 1995.

   On December 31, 1996, HCC distributed to its shareholders the common stock of Greate Bay Casino Corporation ("GBCC") owned by HCC. Prior to the distribution, HCC owned approximately 80% of GBCC's outstanding common stock.

                                                                     SCHEDULE I
                                                                     PAGE 5

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HOLLYWOOD CASINO CORPORATION
                                (PARENT COMPANY)

           NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (Continued)


(5)  SUPPLEMENTAL CASH FLOW INFORMATION

   During 1997, HCC issued 100,000 shares of common stock in exchange for a $10,000,000 loan commitment from unrelated third parties. The commitment fee was valued at $375,000, the fair market value of the stock on the date of its issuance, and was fully amortized during 1997.

   Also during 1997, HCC made non-cash capital contributions consisting of notes receivable with a net book value of $7,597,000 and accrued interest receivable of $350,000 to a newly formed, wholly-owned subsidiary. The subsidiary acquired a general partnership interest from an affiliated entity using, in part, the contributed note and interest receivable. Because the historical net book value of the partnership interest acquired was less than the consideration paid, the subsidiary recorded a $12,747,000 change to paid-in capital. HCC recorded a like charge to paid-in capital to reflect the reduction in equity value of its investment in the subsidiary.

   At December 31, 1996, HCC contributed certain receivables from GBCC and its subsidiaries to GBCC. Notes receivable amounting to $8,738,000 together with accrued interest thereon totaling $1,753,000 and other receivables of $4,283,000 with respect to pension obligations assumed during 1995 were contributed to GBCC.

(6)  RECLASSIFICATIONS

   Certain reclassifications have been made to the prior years' parent company financial statements to conform to the 1997 financial statement presentation.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                   SCHEDULE II

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                                  AMOUNTS
                                    BALANCE AT   CHARGED TO                                       BALANCE
                                    BEGINNING    COSTS AND                       OTHER             AT END
                                    OF PERIOD     EXPENSES    DEDUCTIONS        CHARGES          OF PERIOD
---------------------------------  -----------  -----------  ------------       ----------       ----------

YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful
  accounts receivable              $ 1,693,000  $   698,000  $(1,203,000)(1)    $          -     $ 1,188,000
 Allowance for affiliate
  receivable                        18,741,000    7,488,000   (7,953,000)(1)        (276,000)     18,000,000
 Allowance for notes receivable              -    4,000,000            -                   -       4,000,000
 Allowance for properties held
  for sale                           3,400,000            -            -                   -       3,400,000
                                   -----------  -----------  -----------        ------------     -----------
                                   $23,834,000  $12,186,000  $(9,156,000)       $   (276,000)    $26,588,000
                                   ===========  ===========  ===========        ============     ===========

YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful
  accounts receivable              $17,675,000  $ 3,031,000  $(3,489,000)(1)    $(15,524,000)(3) $ 1,693,000
 Allowance for affiliate
  receivables                                -   18,741,000            -                   -      18,741,000
 Allowance for properties held
  for sale                                   -    3,400,000            -                   -       3,400,000
 Allowance for obligatory
  investments                        3,792,000    1,344,000     (735,000)(2)      (4,401,000)(3)           -
                                   -----------  -----------  -----------        ------------     -----------
                                   $21,467,000  $26,516,000  $(4,224,000)       $(19,925,000)    $23,834,000
                                   ===========  ===========  ===========        ============     ===========

YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful
  accounts receivable              $16,119,000  $ 3,774,000  $(2,218,000)(1)    $          -     $17,675,000
 Allowance for obligatory
  investments                        2,458,000    1,457,000     (123,000)(2)               -       3,792,000
                                   -----------  -----------  -----------        ------------     -----------
                                   $18,577,000  $ 5,231,000  $(2,341,000)       $          -     $21,467,000
                                   ===========  ===========  ===========        ============     ===========

________________________
(1) Represents net write-offs of uncollectible accounts.

(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority for the Sands Hotel and Casino.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Hollywood Casino - Aurora, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Hollywood Casino - Aurora, Inc. included in this Form 10-K and have issued our report thereon dated March 9, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                 ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 9,  1998

                                                            SCHEDULE II

                         HOLLYWOOD CASINO-AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS


                                              AMOUNTS
                                 BALANCE AT  CHARGED TO                  BALANCE
                                 BEGINNING   COSTS AND                    AT END
                                 OF PERIOD    EXPENSES     DEDUCTIONS    OF PERIOD
                                 ----------  ----------  --------------  ----------


YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful
  accounts receivable            $1,071,000    $200,000  $(788,000) (1)  $  483,000
                                 ==========  ==========  =============   ==========

YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful
  accounts receivable            $  866,000    $325,000  $(120,000) (1)  $1,071,000
                                 ==========  ==========  =============   ==========

YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful
  accounts receivable            $  715,000    $337,000  $(186,000) (1)  $  866,000
                                 ==========  ==========  =============   ==========

________________________
(1) Represents net write-offs of uncollectible accounts.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To HWCC - Tunica, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of HWCC - Tunica, Inc. and subsidiary included in this Form 10-K and have issued our report thereon dated March 9, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 9, 1998

                                                            SCHEDULE II

                        HWCC-TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS


                                              AMOUNTS
                                 BALANCE AT  CHARGED TO                   BALANCE
                                 BEGINNING   COSTS AND                    AT END
                                 OF PERIOD    EXPENSES     DEDUCTIONS    OF PERIOD
                                 ----------  ----------  --------------  ---------

YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful
  accounts receivable              $622,000    $498,000  $(415,000) (1)   $705,000
                                 ==========  ==========  =============   =========

YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful
  accounts receivable              $313,000    $539,000  $(230,000) (1)   $622,000
                                 ==========  ==========  =============   =========

YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful
  accounts receivable              $106,000    $449,000  $(242,000) (1)   $313,000
                                 ==========  ==========  =============   =========

________________________________
(1) Represents net write-offs of uncollectible accounts.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                               INDEX TO EXHIBITS

                                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                                              NUMBERED
NUMBER                                                                                                                 PAGE
------                                                                                                             ------------
**2.1         -- Agreement of Merger dated as of May 15, 1992, between PBC, Inc.and HCC and Certificate of
                 Correction of Agreement of Merger dated as of June 16, 1992. (Exhibit 2.1)

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

++4.3         -- Leasehold Deed of Trust, Security Agreement, Fixture Filing and Financing Statement made by HCT, as Grantor, to Jim B. Tohill, as Deed Trustee, for the benefit of Shawmut Bank, National
                 Association, as Trustee and Beneficiary (relating to a first-lien Deed of Trust securing the
                 Indenture).  (Exhibit 4.3)

++4.4         -- Leasehold Deed of Trust, Security Agreement, Fixture Filing and Financing Statement made by HCT, as Grantor, to Jim B. Tohill, as Deed Trustee, for the benefit of the Company, as assigned to
                 Shawmut Bank, National Association, as Trustee and Beneficiary (relating to a second-lien
                 Leasehold Deed of Trust securing the Intercompany Notes executed by HCT). (Exhibit 4.4)

++4.5         -- First Preferred Fleet Mortgage made and given by HCA, as Mortgagor, to the Company, as assigned to Shawmut Bank, National Association, as Trustee and Mortgagee (relating to Vessel Nos. 993836,
                 993837, and 1029229) dated as of October 17, 1995.(Exhibit 4.5)

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



                                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                                              NUMBERED
NUMBER                                                                                                                 PAGE
------                                                                                                             ------------
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

10.1          -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Jack E. Pratt.

10.2          -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Edward T.
                 Pratt, Jr.

10.3          -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and William D. Pratt.

#10.4         -- Employment Agreement dated May 1, 1996, between HCC and Edward T. Pratt III.  (Exhibit 10.4)



                                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                                              NUMBERED
NUMBER                                                                                                                 PAGE
------                                                                                                             ------------

10.5          -- Amended and Restated Employment Agreement dated as of December 31, 1997, between HCC and
                 Richard D. Knight.

*10.6         -- Development Agreement dated as of June 4, 1991, between the City of Aurora, Illinois and
                 HCA.  (Exhibit 10.33)

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

+10.15        -- Hollywood Casino Corporation Stock Option Plan. (Exhibit 10.46)

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
                  Edward J. DeBartolo, Jr., Cynthia R. DeBartolo and HCC.  (Exhibit 10.37)



                                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                                              NUMBERED
NUMBER                                                                                                                 PAGE
------                                                                                                             ------------

++10.25       -- Promissory Notes (Series A and Series B), each in the aggregate amount of $5,000,000, issued by Golden Gate Gaming, LLC to the Company, dated November 16, 1995.  (Exhibit 10.38)

++10.26       -- Warrant Certificates (Series A and Series B) by Gate Gaming, LLC, Edward J. DeBartolo, Jr.,
                 Cynthia R. DeBartolo and the Company, dated November 16, 1995. (Exhibit 10.39)

10.27         -- Amendment dated October 16, 1997 to the Note and Warrant Purchase Agreement dated November 16,
                 1995 between Golden Gate Gaming, L.L.C., Edward J. DeBartolo, Jr., Cynthia R. DeBartolo and HCC.

10.28         -- Amendment dated February 27, 1998 to the Note and Warrant Purchase Agreement dated November 16,
                 1995 between Golden Gate Gaming, L.L.C., Edward J. DeBartolo, Jr., Cynthia R. DeBartolo and HCC.

#10.29        -- Hollywood Casino Corporation 1996 Long-Term Incentive Plan, as amended.  (Exhibit 10.28)

#10.30        -- Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan.  (Exhibit 10.29)

##10.31       -- General Partnership Interest Purchase Agreement dated as of April 1, 1997 by and between HWCC-Aurora
                 Management, Inc. and PPICorporation.  (Exhibit 10.30)

10.32         -- Master Agreement dated October 16, 1997 between HWCC-Louisiana, Inc., New Orleans Paddlewheels,
                 Paddlewheels, L.L.C. and Sodak Louisiana, L.L.C. Inc., Shreveport

11.1          -- Computation regarding Per Share Losses.

21.1          -- Subsidiaries of HCC.

23.1          -- Consent of Arthur Andersen LLP
-----------------------

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

   # Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

  ## Incorporated by reference from the exhibit shown in parentheses filed in HCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 as filed with the SEC on August 12, 1997.