Form 10-Q
period 1998-03-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1998-05-15
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1998
                                  ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                                -------------------    -------------------

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
    ----------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)


            DELAWARE                                     75-2352412
            TEXAS                                        75-2513808
-----------------------------------          ----------------------------------
 (States or other jurisdictions of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.'s)

   TWO GALLERIA TOWER, SUITE 2200
       13455 NOEL ROAD, LB 48
          DALLAS, TEXAS                                      75240
-----------------------------------          ----------------------------------
(Address of principal executive offices)                   (Zip Code)


(Registrants' telephone number, including area code)   (972) 392-7777
                                                      ----------------

                                (NOT APPLICABLE)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES   X     NO
                                                       ------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                         Class              Outstanding at May 12, 1998
------------------------------  ------------------------------  ---------------------------
 HOLLYWOOD CASINO CORPORATION   COMMON STOCK, $.0001 PAR VALUE       24,949,976 SHARES
      HWCC-TUNICA, INC.          COMMON STOCK, $.01 PAR VALUE          1,000 SHARES

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

   As further discussed in the Notes to Consolidated Financial Statements, HCC issued $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum, through a public offering in October 1995. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (i) substantially all of the assets of HCT, (ii) a limited first mortgage on substantially all of the assets of HCA and (iii) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein.

   The consolidated financial statements and financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCC and HCT and the financial position of HCA as of March 31, 1998, and the results of their operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three month periods ended March 31, 1998 and 1997.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1997 Annual Report on Form 10-K.

          Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality. Consequently, the results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                      MARCH 31,    DECEMBER 31,
                                                        1998           1997
                                                    ------------   ------------
Current Assets:
 Cash and cash equivalents                          $ 55,760,000   $ 38,156,000
 Short-term investments                                6,896,000      5,979,000
 Accounts receivable, net of allowances of
  $1,395,000 and $1,188,000, respectively              2,525,000      2,747,000
 Inventories                                           1,198,000      1,454,000
 Deferred income taxes                                 1,289,000      2,273,000
 Refundable deposits and other
  current assets                                       1,872,000      2,274,000
 Notes receivable                                      1,600,000              -
 Due from affiliates                                   8,021,000      7,811,000
                                                    ------------   ------------

  Total current assets                                79,161,000     60,694,000
                                                    ------------   ------------

Property and Equipment:
 Land                                                  6,621,000      6,621,000
 Buildings and improvements                          119,592,000    119,534,000
 Riverboats and barges                                39,494,000     39,494,000
 Operating equipment                                  71,882,000     70,390,000
 Construction in progress                              1,539,000      1,222,000
                                                    ------------   ------------

                                                     239,128,000    237,261,000
 Less - accumulated depreciation
  and amortization                                   (69,940,000)   (66,099,000)
                                                    ------------   ------------

  Net property and equipment                         169,188,000    171,162,000
                                                    ------------   ------------

Other Assets:
 Deferred financing costs                              5,320,000      5,558,000
 Notes receivable, net of allowance                            -      6,000,000
 Land rights                                           7,403,000      7,454,000
 Due from affiliates, net of valuation allowance      12,417,000     12,322,000
 Land held for sale, net of valuation allowance        6,264,000      6,264,000
 Other assets                                          9,063,000      8,148,000
                                                    ------------   ------------

  Total other assets                                  40,467,000     45,746,000
                                                    ------------   ------------

                                                    $288,816,000   $277,602,000
                                                    ============   ============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               MARCH 31,     DECEMBER 31,
                                                                  1998            1997
                                                             -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                              $   7,072,000   $   7,661,000
 Accounts payable                                                5,691,000       3,596,000
 Accrued liabilities -
  Salaries and wages                                             4,930,000       4,916,000
  Interest                                                      11,441,000       4,660,000
  Gaming and other taxes                                         5,448,000       2,469,000
  Insurance                                                      2,803,000       2,667,000
  Other                                                          3,119,000       2,748,000
 Due to affiliates                                                 304,000         128,000
 Other current liabilities                                       2,475,000       2,549,000
                                                             -------------   -------------

  Total current liabilities                                     43,283,000      31,394,000
                                                             -------------   -------------

Long-Term Debt                                                 198,306,000     198,420,000
                                                             -------------   -------------

Capital Lease Obligations                                       20,703,000      20,841,000
                                                             -------------   -------------

Other Noncurrent Liabilities                                     6,811,000       7,064,000
                                                             -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                         2,017,000       2,256,000
                                                             -------------   -------------

Shareholders' Equity:
 Common Stock:
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,950,000 and
   24,910,000 shares issued and outstanding, respectively            2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                       -               -
 Additional paid-in capital                                    223,234,000     223,234,000
 Accumulated deficit                                          (205,540,000)   (205,609,000)
                                                             -------------   -------------

  Total shareholders' equity                                    17,696,000      17,627,000
                                                             -------------   -------------

                                                             $ 288,816,000   $ 277,602,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                     1998          1997
                                                                 -----------   -----------
Revenues:
 Casino                                                          $59,906,000   $63,535,000
 Rooms                                                             2,007,000     2,175,000
 Food and beverage                                                 6,781,000     6,714,000
 Other                                                               917,000       822,000
                                                                 -----------   -----------

                                                                  69,611,000    73,246,000
 Less - promotional allowances                                    (5,804,000)   (5,776,000)
                                                                 -----------   -----------

  Net revenues                                                    63,807,000    67,470,000
                                                                 -----------   -----------

Expenses:
 Casino                                                           42,372,000    42,471,000
 Rooms                                                               445,000       458,000
 Food and beverage                                                 2,173,000     2,208,000
 Other                                                               683,000       773,000
 General and administrative                                        4,305,000     4,051,000
 Management and consulting fees                                      300,000     3,027,000
 Depreciation and amortization                                     4,214,000     4,916,000
 Development                                                         255,000       305,000
                                                                 -----------   -----------

   Total expenses                                                 54,747,000    58,209,000
                                                                 -----------   -----------

Income from operations                                             9,060,000     9,261,000
                                                                 -----------   -----------

Non-operating income (expense):
 Interest income                                                     672,000       405,000
 Interest expense                                                 (7,451,000)   (7,569,000)
 (Loss) gain on disposal of assets                                    (1,000)      415,000
                                                                 -----------   -----------

  Total non-operating expense, net                                (6,780,000)   (6,749,000)
                                                                 -----------   -----------

Income before income taxes and other item                          2,280,000     2,512,000
Income tax provision                                                (291,000)   (1,021,000)
                                                                 -----------   -----------

Income before other item                                           1,989,000     1,491,000
Minority interest in earnings of Limited Partnership (Note 1)     (1,920,000)            -
                                                                 -----------   -----------

Net income                                                       $    69,000   $ 1,491,000
                                                                 ===========   ===========

Basic and diluted net income per common share                           $.00          $.06
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                    1998          1997
                                                                -----------   -----------
OPERATING ACTIVITIES:
 Net income                                                     $    69,000   $ 1,491,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, including accretion
   of debt discount                                               4,456,000     5,130,000
  Loss (gain) on disposal of assets                                   1,000      (415,000)
  Minority interest in earnings of Limited Partnership            1,920,000             -
  Provision for doubtful accounts                                   240,000       161,000
  Deferred income tax provision                                     162,000       871,000
  (Increase) decrease in accounts receivable                        (18,000)      230,000
  Increase in accounts payable and accrued expenses              12,376,000     6,041,000
  Net change in other current assets and liabilities                455,000       886,000
  Net change in other noncurrent assets and liabilities            (399,000)       72,000
                                                                -----------   -----------

   Net cash provided by operating activities                     19,262,000    14,467,000
                                                                -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                             (1,899,000)     (972,000)
 Short-term investments                                            (917,000)            -
 Collections on notes receivable                                  4,400,000             -
 Proceeds from disposal of assets                                         -     2,658,000
 Investments in unconsolidated affiliates                                 -    (2,000,000)
                                                                -----------   -----------

 Net cash provided by (used in) investing activities              1,584,000      (314,000)
                                                                -----------   -----------

FINANCING ACTIVITIES:
 Borrowings on credit facilities                                          -     1,000,000
 Deferred financing costs                                                 -       (21,000)
 Repayments of long-term debt                                      (944,000)   (3,015,000)
 Payments on capital lease obligations                             (139,000)     (575,000)
 Limited partnership distributions                               (2,159,000)            -
                                                                -----------   -----------

  Net cash used in financing activities                          (3,242,000)   (2,611,000)
                                                                -----------   -----------

  Net increase in cash and cash equivalents                      17,604,000    11,542,000
  Cash and cash equivalents at beginning of period               38,156,000    21,488,000
                                                                -----------   -----------

  Cash and cash equivalents at end of period                    $55,760,000   $33,030,000
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

    Effective as of April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino, from PPI Corporation, a wholly owned subsidiary of GBCC. For all periods subsequent to the acquisition date (April 1, 1997), PML is reflected as a consolidated subsidiary of HCC. The assets and liabilities of PML were recorded at historical cost at the date of acquisition with the difference between acquisition cost and the historical net book value ($12,747,000) recorded as a charge to paid-in capital. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. As general partner, HCC receives 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest continues to be held by a subsidiary of GBCC and is reflected on the accompanying consolidated financial statements as a minority interest.

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

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Land held for sale is shown net of a valuation allowance in the amount of $3,400,000 on the accompanying consolidated balance sheets at both March 31, 1998 and December 31, 1997.

    The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. The Company has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. The Company has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

    The consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by HCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of March 31, 1998, the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended March 31, 1998 and 1997.

(2) EARNINGS PER SHARE

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

    Under SFAS 128, basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and common stock equivalents outstanding. All common stock equivalents are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

    The weighted average number of shares of common stock and common stock equivalents outstanding used for the calculation of earnings per share is as follows:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                      ----------------------
                                         1998        1997
                                      ----------  ----------
Shares used in the calculation of:
------------------------------------

Basic net income per share            24,935,306  24,759,968
Diluted net income per share          24,950,984  24,908,075

   The number of shares used in the calculation of diluted earnings per share for the three month periods ended March 31, 1998 and 1997 has been adjusted to include common stock equivalents arising from stock options held by certain employees and directors. The number of shares used in the calculation of diluted earnings per share for the three months ended March 31, 1997 also includes 27,778 common stock equivalents arising from certain warrants held by a third party.

   The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 688,334 and 44,167, respectively, for the three month periods ended March 31, 1998 and 1997.

(3)  SHORT-TERM CREDIT FACILITIES

     HCT has a bank credit facility in the amount of $1,300,000 available through September 30, 1998. No borrowings were outstanding under the credit facility at either March 31, 1998 or December 31, 1997; however, HCT borrowed approximately $400,000 under the credit facility in April 1998. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 1/4% per annum subject to a minimum of 8.875%. Borrowings under the line of credit are to be collateralized by equipment purchased with such loan proceeds. The line of credit agreement requires the maintenance of certain balances in addition to the provision of certain financial reports.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCC's assets are pledged in connection with HCC's long-term indebtedness.

                                                  MARCH 31,    DECEMBER 31,
                                                    1998           1997
                                                ------------   ------------

Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
   of discount of $7,886,000 and $8,128,000,
   respectively (a)                             $199,614,000   $199,372,000
 Promissory note to affiliate (Note 7)             3,293,000      3,447,000
                                                ------------   ------------

                                                 202,907,000    202,819,000
                                                ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                               -        350,000
 Equipment loans                                     127,000        413,000
                                                ------------   ------------

                                                     127,000        763,000
                                                ------------   ------------

Indebtedness of HCT:
 Equipment loans                                   1,484,000      1,638,000
                                                ------------   ------------

     Total indebtedness                          204,518,000    205,220,000
   Less - current maturities                      (6,212,000)    (6,800,000)
                                                ------------   ------------

     Total long-term debt                       $198,306,000   $198,420,000
                                                ============   ============

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     requires semiannual principal payments of $2.5 million commencing October 15, 1997 with the balance due November 1, 2003.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer to purchase not more than $2,500,000 in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. The May 1998 offering period has commenced; however, the principal amount of Senior Secured Notes tendered can not yet be determined.

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

(b) The note accrued interest at the bank's prime lending rate plus 1% per annum and was repaid in 1998.

     Scheduled payments of long-term debt as of March 31, 1998 are set forth below:

           1998 (nine months)    $  5,856,000
           1999                     6,181,000
           2000                     6,219,000
           2001                     5,953,000
           2002                     5,695,000
           Thereafter             182,500,000
                                 ------------

              Total              $212,404,000
                                 ============

   Interest paid amounted to $428,000 and $519,000, respectively, during the three month periods ended March 31, 1998 and 1997.

(5)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first lease has an initial term ending in June 2023 with the right to extend the term for an additional 69 years. Rental payments through June 2013 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a five-story parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed $3,500,000 at the rate of $400,000 per month beginning in September 1995 towards satisfaction of its obligations under the agreement. The facility is owned by ACCA and operated by HCA pursuant to a 30-year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA pays ACCA base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to ACCA's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

   HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997.

   The original cost of HCA's parking garages is included in buildings on the accompanying consolidated balance sheets at both March 31, 1998 and December 31, 1997 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,260,000 are included in operating equipment on the accompanying consolidated balance sheets at both March 31, 1998 and December 31, 1997. Amortization expense with respect to these assets amounted to $332,000 and $832,000, respectively, during the three month periods ended March 31, 1998 and 1997.

   Future minimum lease payments under capital lease obligations as of March 31, 1998 were as follows:

     1998 (nine months)                               $  2,113,000
     1999                                                2,457,000
     2000                                                2,483,000
     2001                                                2,532,000
     2002                                                2,643,000
     Thereafter                                         24,076,000
                                                      ------------

     Total minimum lease payments                       36,304,000
     Less amount representing interest                 (14,741,000)
                                                      ------------
     Present value of future
      minimum lease payments                            21,563,000
     Current capital lease obligation                     (860,000)
                                                      ------------

     Long-term capital lease obligation               $ 20,703,000
                                                      ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(6)  INCOME TAXES

     Components of HCC's (provision) benefit for income taxes consist of the following:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                               1998          1997
                                                           -----------    ---------
                Current:
                  Federal                                 $  1,775,000   $(1,730,000)
                 State                                        (129,000)     (150,000)

                Deferred:
                  Federal                                   (1,882,000)      929,000
                 State                                         (41,000)      (70,000)
                 Valuation allowance                           (14,000)            -
                                                          ------------   -----------

                                                          $   (291,000)  $(1,021,000)
                                                          ============   ===========

   No federal or state tax payments were made during the three month periods ended March 31, 1998 and 1997.

   Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain lobbying, meals and entertainment and other expenses. Quarterly income tax provisions or benefits are determined by applying the resulting effective income tax rate to the results of operations for the quarter.

   At March 31, 1998, HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $32,350,000, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $311,000, none of which begin to expire until the year 2008. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $3,262,000 and $3,424,000 at March 31, 1998 and December 31, 1997, respectively.

   The ultimate recognition of the current amount of net deferred tax assets is dependent on HCC and its subsidiaries' ability to generate approximately $9,600,000 of taxable income for federal tax purposes

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

   The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

   The components of the net deferred tax asset were as follows:

                                       MARCH 31,    DECEMBER 31,
                                         1998           1997
                                     ------------   ------------
Deferred tax assets:
 Net operating loss carryforwards    $ 11,001,000   $  9,226,000
 Allowance for doubtful accounts        6,998,000      8,575,000
 Investment and jobs tax credits          311,000        311,000
 Basis in limited partnership           2,890,000      2,890,000
 Other liabilities and accruals         2,381,000      2,749,000
 Benefits accrual                       1,710,000      1,710,000
 Other                                    756,000        733,000
                                     ------------   ------------

  Total deferred tax assets            26,047,000     26,194,000
                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization         (7,044,000)    (6,422,000)
 Amortization of note discount                  -       (621,000)
                                     ------------   ------------

  Total deferred tax liabilities       (7,044,000)    (7,043,000)
                                     ------------   ------------

Net deferred tax asset                 19,003,000     19,151,000
Valuation allowance                   (15,741,000)   (15,727,000)
                                     ------------   ------------

                                     $  3,262,000   $  3,424,000
                                     ============   ============

(7)  TRANSACTIONS WITH RELATED PARTIES

   HCC has advanced funds to GBCC totaling $6,750,000 as of both March 31, 1998 and December 31, 1997. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. An additional $250,000 note became due on April 1, 1998 for which payment has not been received. This advance continues to bear interest at the rate of 14% per annum, payable semiannually. Interest receivable amounting to $1,071,000 and $839,000 is included in due from affiliates on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997, respectively. The payment of principal and interest to HCC on such borrowings is subject to the approval of the New Jersey Casino Control Commission. Interest income accrued on loans and advances to GBCC amounted to $232,000 and $267,000, respectively, during the three month periods ended March 31, 1998 and 1997.

   In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. HCC incurred interest expense with respect to the note amounting to $116,000 during the three month period ended March 31, 1998. Accrued interest of $39,000 and $41,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997.

   On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML. Such assignment reduced the maturity value of the notes to $84,603,000. On January 5, 1998, GBCC's most significant subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), filed for protection under Chapter 11 of the United States Bankruptcy Code. It is anticipated that GBCC's equity ownership of GBHC will be significantly reduced in the reorganization under Chapter 11 and, as a consequence, HCC wrote off $37,000,000 undiscounted principal amount of the PPI Funding Notes at December 31, 1997, further reducing the maturity value to $47,603,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

   Prior to December 31, 1996, when GBCC and its subsidiaries were members of the HCC consolidated group, it was anticipated that one of HCC's primary methods of realizing the carrying value of the PPI Funding Notes would be through the utilization of NOL's of GBCC. As a result of HCC's distribution of GBCC stock at December 31, 1996, GBCC's NOL's are no longer available for utilization in HCC's consolidated federal income tax returns; accordingly, HCC provided a valuation allowance in

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


the amount of $18,741,000 at December 31, 1996 which reduced the carrying amount of the PPI Funding Notes to their estimated realizable value of $35,597,000 at that date. As a result of GBHC's Chapter 11 filing discussed above, HCC took an additional write down during 1997, further reducing the carrying amount of the PPI Funding Notes at both March 31, 1998 and December 31, 1997 to an estimated realizable value of $12,322,000. Management anticipates that the remaining balance will be realized through a combination of additional asset acquisitions from GBCC and its subsidiaries and repayments from GBCC.

   Pursuant to a management services agreement, HCA pays PML a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,727,000 during the three month period ended March 31, 1997 while PML was wholly owned by subsidiaries of GBCC. Subsequent to March 31, 1997, PML is included in the consolidated financial statements of HCC; accordingly, HCA's management fee expense is eliminated in consolidation.

   HCT incurs a monthly consulting fee of $100,000 pursuant to a ten-year consulting agreement with a GBCC subsidiary. Such fees amounted to $300,000 during each of the three month periods ended March 31, 1998 and 1997.

   Various subsidiaries of GBCC provide certain administrative and marketing services to HCA, HCT and, since April 1, 1997, to PML. Total charges during the three month periods ended March 31, 1998 and 1997 amounted to $31,000 and $268,000, respectively.

   HCT and Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month and reimburses ACSC for its direct costs and expenses incurred under the agreement. Total charges during the three month periods ended March 31, 1998 and 1997 amounted to $146,000 and $111,000, respectively. Unpaid charges amounting to $117,000 and $44,000 are included in due to affiliates on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997, respectively.

   HCA also receives certain computer-related services from ACSC including hardware, software and operator support. HCA reimburses ACSC for its direct costs and any expenses incurred. Total charges during the three month periods ended March 31, 1998 and 1997 amounted to $134,000 and $43,000, respectively. Unpaid charges amounting to $112,000 and $11,000 are included in due to affiliates on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


   HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to a services agreement. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $296,000 and $686,000, respectively, for the three month periods ended March 31, 1998 and 1997. In connection with such charges, receivables in the amount of $81,000 and $156,000 are included in due from affiliates on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997, respectively.

   In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charter by third parties. The aircraft was sold during the first quarter of 1997. Subsequent to the sale, HCC has occasionally chartered aircraft from the maintenance company. No such charter fees were incurred during the three month period ended March 31, 1998; charter fees, expenses and commissions totaled $253,000 during the three month period ended March 31, 1997.

(8)  COMMITMENTS AND CONTINGENCIES

 GROUND LEASE -

   HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During the three month periods ended March 31, 1998 and 1997, HCT expensed $940,000 and $928,000, respectively, in connection with the ground lease.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

(9)  THIRD PARTY NOTES RECEIVABLE

     During November 1995, HCC loaned $10,000,000 of the proceeds from the Senior Secured Notes to an unaffiliated gaming company in the form of two $5,000,000 notes. On February 27, 1998, both parties agreed to settle the outstanding obligations with the payment of $4,400,000 and the issuance of two new, short-term obligations totaling $1,600,000, which were paid during April 1998. The $4,000,000 difference between the $10,000,000 carrying amount of the notes receivable and the agreed upon settlement was reflected as a write down of the notes receivable at December 31, 1997.

(10)  LAND RIGHTS

      Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 8); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,402,000 and $991,000, respectively, at March 31, 1998 and December 31, 1997.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                     ------------   ------------
Current Assets:
 Cash and cash equivalents                           $ 15,885,000   $  9,491,000
 Short-term investments                                 3,020,000      2,103,000
 Accounts receivable, net of allowances
  of $571,000 and $483,000, respectively                1,334,000      1,603,000
 Inventories                                              666,000        794,000
 Deferred income taxes                                  1,395,000      1,336,000
 Due from affiliates                                       30,000        558,000
 Prepaid expenses and other current assets                636,000        932,000
                                                     ------------   ------------

  Total current assets                                 22,966,000     16,817,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,165,000      3,165,000
 Buildings and improvements                            46,205,000     46,205,000
 Riverboats                                            36,970,000     36,970,000
 Operating equipment                                   33,381,000     32,159,000
 Construction in progress                                 659,000        534,000
                                                     ------------   ------------

                                                      120,380,000    119,033,000
 Less - accumulated depreciation and amortization     (35,844,000)   (33,919,000)
                                                     ------------   ------------

  Net property and equipment                           84,536,000     85,114,000
                                                     ------------   ------------

Other Assets                                            2,182,000      2,140,000
                                                     ------------   ------------

                                                     $109,684,000   $104,071,000
                                                     ============   ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                             MARCH 31,    DECEMBER 31,
                                                1998          1997
                                            ------------  ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  5,987,000  $  6,624,000
 Accounts payable                              4,373,000     2,023,000
 Accrued liabilities -
  Salaries and wages                           2,696,000     2,228,000
  Interest                                     2,525,000     1,192,000
  Gaming and other taxes                       4,594,000       938,000
  Insurance                                    1,305,000     1,115,000
  Other                                        1,117,000     1,120,000
 Due to affiliates                             2,689,000     2,185,000
 Other current liabilities                     1,266,000     1,209,000
                                            ------------  ------------

  Total current liabilities                   26,552,000    18,634,000
                                            ------------  ------------

Long-Term Debt                                31,507,000    31,507,000
                                            ------------  ------------

Capital Lease Obligations                     20,703,000    20,841,000
                                            ------------  ------------

Deferred Income Taxes                          4,595,000     4,141,000
                                            ------------  ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000        15,000
 Additional paid-in capital                   24,541,000    24,541,000
 Retained earnings                             1,771,000     4,392,000
                                            ------------  ------------

  Total shareholder's equity                  26,327,000    28,948,000
                                            ------------  ------------

                                            $109,684,000  $104,071,000
                                            ============  ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                      -------------------------
                                          1998          1997
                                      -----------   -----------
Revenues:
 Casino                               $37,103,000   $38,859,000
 Food and beverage                      3,233,000     3,316,000
 Other                                    622,000       415,000
                                      -----------   -----------

                                       40,958,000    42,590,000
 Less - promotional allowances         (2,238,000)   (2,240,000)
                                      -----------   -----------

 Net revenues                          38,720,000    40,350,000
                                      -----------   -----------

Expenses:
 Casino                                25,961,000    25,639,000
 Food and beverage                      1,202,000     1,200,000
 Other                                    322,000       401,000
 General and administrative             3,781,000     4,033,000
 Depreciation and amortization          1,924,000     1,853,000
                                      -----------   -----------

  Total expenses                       33,190,000    33,126,000
                                      -----------   -----------

Income from operations                  5,530,000     7,224,000
                                      -----------   -----------

Non-operating income (expense):
 Interest income                           36,000        36,000
 Interest expense                      (1,590,000)   (1,762,000)
 Gain on disposal of assets                 2,000             -
                                      -----------   -----------

  Total non-operating expense, net     (1,552,000)   (1,726,000)
                                      -----------   -----------

Income before income taxes              3,978,000     5,498,000

Income tax provision                   (1,520,000)   (2,067,000)
                                      -----------   -----------

Net income                            $ 2,458,000   $ 3,431,000
                                      ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                   1998           1997
                                                                 -----------   -----------
OPERATING ACTIVITIES:
 Net income                                                      $ 2,458,000   $ 3,431,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                    1,924,000     1,853,000
  Provision for doubtful accounts                                     88,000        44,000
  Gain on disposal of assets                                          (2,000)            -
  Deferred income tax provision                                      395,000       682,000
  Decrease in receivables                                            181,000       274,000
  Increase in accounts payable and accrued liabilities             7,994,000       901,000
  Net change in affiliate accounts                                 1,032,000     1,176,000
  Net change in other current assets and liabilities                 481,000       831,000
  Net change in other assets and liabilities                         (42,000)      (27,000)
                                                                 -----------   -----------

 Net cash provided by operating activities                        14,509,000     9,165,000
                                                                 -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                              (1,344,000)     (474,000)
 Short-term investments                                             (917,000)            -
                                                                 -----------   -----------

 Net cash used in investing activities                            (2,261,000)     (474,000)
                                                                 -----------   -----------

FINANCING ACTIVITIES:
 Repayments of debt                                                 (636,000)     (766,000)
 Payments on capital lease obligations                              (139,000)     (107,000)
 Dividends                                                        (5,079,000)   (5,455,000)
                                                                 -----------   -----------

 Net cash used in financing activities                            (5,854,000)   (6,328,000)
                                                                 -----------   -----------

 Net increase in cash and cash equivalents                         6,394,000     2,363,000

 Cash and cash equivalents at beginning of period                  9,491,000     9,034,000
                                                                 -----------   -----------

 Cash and cash equivalents at end of period                      $15,885,000   $11,397,000
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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION AND BUSINESS

     Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois (the "Aurora Casino"). In May 1992, HCC, which was then wholly owned by members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. Prior to December 31, 1996, HCC also owned approximately 80% of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation. Prior to April 1, 1997, subsidiaries of GBCC held the management services contract for the Aurora Casino (see Note 5). A GBCC subsidiary continues to have an ownership interest in such management contract.

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

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, HCA does not believe that any such changes have occurred.

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. HCA has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. HCA has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     The financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of March 31, 1998, the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended March 31, 1998 and 1997.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     HCA's long-term indebtedness consists of the following:

                                                MARCH 31,    DECEMBER 31,
                                                  1998          1997
                                               -----------   ------------
     12 3/4% Promissory Note to HCC, due on
      November 1, 2003  (a)                    $36,507,000    $36,507,000
     Promissory note to bank (b)                         -        350,000
     Equipment loans (c)                           127,000        413,000
                                               -----------   ------------

     Total indebtedness                         36,634,000     37,270,000
     Less - current maturities                  (5,127,000)    (5,763,000)
                                               -----------   ------------

     Total long-term debt                      $31,507,000   $ 31,507,000
                                               ===========   ============

-------------------------
(a) The intercompany note accrues interest at the rate of 12 3/4% per annum payable semiannually on October 15 and April 15 of each year and requires semiannual principal repayments of $2,500,000 commencing October 15, 1997 with the balance of the note due November 1, 2003. The note is pledged as security with respect to HCC's 12 3/4% Senior Secured Notes due in 2003. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a first

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    mortgage limited to the outstanding principal amount of the intercompany note on substantially all of the assets of HCA and by a pledge of the capital stock of HCA.

(b) The promissory note accrued interest at the bank's prime lending rate plus 1% per annum and was repaid in 1998.

(c) HCA financed the purchase of certain equipment from vendors through the issuance of note obligations totaling $2,985,000. The promissory notes are payable in monthly installments, including interest at the approximate rate of 12 1/4% per annum, and mature at various dates in 1998.

   As of March 31, 1998, future maturities of long-term debt are as follows:

          1998 (nine months)    $ 5,127,000
          1999                    5,000,000
          2000                    5,000,000
          2001                    5,000,000
          2002                    5,000,000
          Thereafter             11,507,000
                                -----------

                                $36,634,000
                                ===========

   Interest paid for the three month periods ended March 31, 1998 and 1997 amounted to $257,000 and $376,000, respectively.

(3)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first lease has an initial term ending in June 2023 with the right to extend the term for an additional 69 years. Rental payments through June 2013 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a five-story parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed $3,500,000 at the rate of $400,000 per month beginning in September 1995 toward satisfaction of its obligations under the agreement. The facility is owned by ACCA and operated by HCA pursuant to a 30-year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA pays ACCA base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


improvements made to ACCA's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

   HCA also leases certain equipment under capital lease agreements which provide for interest at the rate of 11.2% and expire at various dates through 1998. Assets under capital lease agreements with an original cost of $27,358,000 and $2,446,000 are included in buildings and improvements and in operating equipment, respectively, on the accompanying balance sheets at both March 31, 1998 and December 31, 1997. Amortization expense with respect to these assets amounted to $245,000 and $381,000, respectively, during the three month periods ended March 31, 1998 and 1997.

   Future minimum lease payments under capital lease obligations as of March 31, 1998 are as follows:


 1998 (nine months)                                               $ 2,113,000
 1999                                                               2,457,000
 2000                                                               2,483,000
 2001                                                               2,532,000
 2002                                                               2,643,000
 Thereafter                                                        24,076,000
                                                                  -----------

 Total minimum lease payments                                      36,304,000
 Less amount representing interest                                (14,741,000)
                                                                  -----------

 Present value of future minimum lease payments                    21,563,000
 Current capital lease obligation                                    (860,000)
                                                                  -----------

 Long-term capital lease obligation                               $20,703,000
                                                                  ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




(4)  INCOME TAXES

     HCA's provision for income taxes consists of the following:


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 -------------------------
                                                                    1998           1997
                                                                 -----------   -----------
 Current:
    Federal                                                      $(1,005,000)  $(1,235,000)
    State                                                           (120,000)     (150,000)
 Deferred:
    Federal                                                         (353,000)     (612,000)
    State                                                            (42,000)      (70,000)
                                                                 -----------   -----------
                                                                 $(1,520,000)  $(2,067,000)
                                                                 ===========   ===========

   HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid no federal or state taxes during the three month periods ended March 31, 1998 and 1997. Deferred taxes are computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

   Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

   The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCA.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   The components of HCA's net deferred tax liability at March 31, 1998 and December 31, 1997 are as follows:

                                          MARCH 31,    DECEMBER 31,
                                             1998          1997
                                         -----------    -----------

    Deferred tax assets:
      Allowance for doubtful accounts    $   215,000    $   182,000
      Other liabilities and reserves       1,300,000      1,271,000
                                         -----------    -----------

        Total deferred tax assets          1,515,000      1,453,000
                                         -----------    -----------

    Deferred tax liabilities:
      Depreciation and amortization       (4,715,000)    (4,258,000)
                                         -----------    -----------

    Net deferred tax liability           $(3,200,000)   $(2,805,000)
                                         ===========    ===========

   Receivables and payables in connection with the aforementioned tax allocation agreements at March 31, 1998 and December 31, 1997 are as follows:


                                          MARCH 31,     DECEMBER 31,
                                            1998            1997
                                         -----------    -----------
   Deferred tax assets                   $ 1,247,000    $ 1,194,000
   Due (to) from affiliates                 (468,000)       538,000
   Deferred tax liabilities               (4,106,000)    (3,700,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

   Pursuant to a management services agreement, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership which, prior to April 1, 1997, was wholly owned by GBCC. Effective as of April 1, 1997, HCC acquired the general partnership interest in PML. The base management fee is equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,546,000 and $2,727,000, respectively, during the three month periods ended March 31, 1998 and 1997. Management and incentive fees payable at March 31, 1998 and December 31, 1997 were $2,028,000 and $2,130,000, respectively.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   HCA incurred interest with respect to its promissory note payable to HCC (see
Note 2) amounting to $1,163,000 and $1,243,000, respectively, for the three month periods ended March 31, 1998 and 1997. Interest payable to HCC on such notes amounted to $2,146,000 and $983,000 at March 31, 1998 and December 31, 1997, respectively, and is included in accrued interest payable on the accompanying balance sheets.

   HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. During the three month periods ended March 31, 1998 and 1997, such transactions totaled $134,000 and $131,000, respectively. At March 31, 1998 and December 31, 1997, HCA had payables amounting to $164,000 and $36,000, respectively, in connection with such charges.

(6)  LITIGATION

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                        MARCH 31,    DECEMBER 31,
                                                          1998           1997
                                                      ------------   ------------
Current Assets:
 Cash and cash equivalents                            $ 13,416,000   $ 11,851,000
 Short-term investments                                  3,876,000      3,876,000
 Accounts receivable, net of allowances of
  $824,000 and $705,000, respectively                    1,569,000      1,510,000
 Inventories                                               532,000        660,000
 Deferred income taxes                                   1,099,000      1,632,000
 Prepaid expenses and other current assets               1,104,000      1,129,000
                                                      ------------   ------------

  Total current assets                                  21,596,000     20,658,000
                                                      ------------   ------------

Property and Equipment:
 Land                                                    3,456,000      3,456,000
 Buildings                                              73,481,000     73,422,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    37,841,000     37,588,000
 Construction in progress                                  880,000        688,000
                                                      ------------   ------------

                                                       118,182,000    117,678,000
  Less - accumulated depreciation and amortization     (33,672,000)   (31,760,000)
                                                      ------------   ------------

 Net property and equipment                             84,510,000     85,918,000
                                                      ------------   ------------

Other Assets:
 Land rights                                             7,403,000      7,454,000
 Other assets                                            5,173,000      4,697,000
                                                      ------------   ------------

  Total other assets                                    12,576,000     12,151,000
                                                      ------------   ------------

                                                      $118,682,000   $118,727,000
                                                      ============   ============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                             MARCH 31,    DECEMBER 31,
                                               1998           1997
                                           ------------   ------------

Current Liabilities:
 Current maturities of long-term debt      $    462,000   $    485,000
 Accounts payable                             1,015,000      1,372,000
 Accrued liabilities -
  Salaries and wages                          1,751,000      1,579,000
  Interest                                      476,000        476,000
  Gaming and other taxes                        650,000      1,230,000
  Insurance                                   1,500,000      1,553,000
  Other                                       1,995,000      1,627,000
 Other current liabilities                    1,152,000      1,325,000
                                           ------------   ------------

 Total current liabilities                    9,001,000      9,647,000
                                           ------------   ------------

Long-Term Debt                               85,067,000     85,198,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                 -              -
 Additional paid-in capital                  34,637,000     34,637,000
 Accumulated deficit                        (10,023,000)   (10,755,000)
                                           ------------   ------------

  Total shareholder's equity                 24,614,000     23,882,000
                                           ------------   ------------

                                           $118,682,000   $118,727,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            THREE MONTHS ENDED
                                                MARCH 31,
                                        --------------------------
                                            1998          1997
                                        -----------   -----------
Revenues:
 Casino                                 $22,803,000   $24,676,000
 Rooms                                    2,007,000     2,175,000
 Food and beverage                        3,548,000     3,398,000
 Other                                      280,000       266,000
                                        -----------   -----------

                                         28,638,000    30,515,000
 Less - promotional allowances           (3,566,000)   (3,536,000)
                                        -----------   -----------

   Net revenues                          25,072,000    26,979,000
                                        -----------   -----------

Expenses:
 Casino                                  16,411,000    16,832,000
 Rooms                                      445,000       458,000
 Food and beverage                          971,000     1,008,000
 Other                                      324,000       331,000
 General and administrative               1,557,000     1,446,000
 Depreciation and amortization            2,020,000     2,751,000
                                        -----------   -----------

   Total expenses                        21,728,000    22,826,000
                                        -----------   -----------

Income from operations                    3,344,000     4,153,000
                                        -----------   -----------

Non-operating income (expenses):
 Interest income                            122,000        51,000
 Interest expense                        (2,731,000)   (2,773,000)
 Loss on disposal of assets                  (3,000)            -
                                        -----------   -----------

   Total non-operating expenses, net     (2,612,000)   (2,722,000)
                                        -----------   -----------

Income before income taxes                  732,000     1,431,000
Income tax provision                              -             -
                                        -----------   -----------

Net income                              $   732,000   $ 1,431,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -------------------------
                                                                      1998          1997
                                                                   -----------   -----------
OPERATING ACTIVITIES:
 Net income                                                        $   732,000   $ 1,431,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                     2,020,000     2,751,000
   Provision for doubtful accounts                                     152,000       117,000
   Loss on disposal of assets                                            3,000             -
   Increase in accounts receivable                                    (211,000)      (73,000)
   Decrease in accounts payable
     and accrued expenses                                             (450,000)     (429,000)
   Net change in other current assets and liabilities                  (20,000)       97,000
   Net change in other noncurrent assets and liabilities                 4,000        (8,000)
                                                                   -----------   -----------

     Net cash provided by operating activities                       2,230,000     3,886,000
                                                                   -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (511,000)     (498,000)
 Investment in unconsolidated affiliate                                      -    (2,000,000)
                                                                   -----------   -----------

   Net cash used in investing activities                              (511,000)   (2,498,000)
                                                                   -----------   -----------

FINANCING ACTIVITIES:
 Borrowings on credit facility                                               -     1,000,000
 Repayments of long-term debt                                         (154,000)      (99,000)
 Payments on capital lease obligations                                       -      (468,000)
                                                                   -----------   -----------

   Net cash (used in) provided by financing activities                (154,000)      433,000
                                                                   -----------   -----------

   Net increase in cash and cash equivalents                         1,565,000     1,821,000
     Cash and cash equivalents at beginning of period               11,851,000     9,321,000
                                                                   -----------   -----------

     Cash and cash equivalents at end of period                    $13,416,000   $11,142,000
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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course is presently scheduled for completion in 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997.

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

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, HCT does not believe that any such changes have occurred.

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. HCT has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


items of other comprehensive income for any period presented need only report net income. HCT has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     The financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCT as of March 31, 1998, the results of its operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three month periods ended March 31, 1998 and 1997.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:


                                  MARCH 31,   DECEMBER 31,
                                   1998          1997
                                -----------   -----------
 Promissory notes to HCC (a)    $84,045,000   $84,045,000
 Equipment loans (b)              1,484,000     1,638,000
                                -----------   -----------

   Total indebtedness            85,529,000    85,683,000
  Less - current maturities        (462,000)     (485,000)
                                -----------   -----------

   Total long-term debt         $85,067,000   $85,198,000
                                ===========   ===========

------------------------
(a) During October 1995, HCC loaned $54,045,000 to HCT to repay its outstanding mortgage indebtedness, together with the associated call premium and certain accrued interest thereon, and loaned an additional $30,000,000 to HCT to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of a themed gaming area. Such intercompany loans were made with a portion of the note proceeds from HCC's issue of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the loans from HCC accrues at the rate of 12 3/4% per annum and is payable semiannually on April 15 and October 15 of each year. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and other future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (iii) a pledge of the capital stock of

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    HCT and certain other subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the first mortgage described in (ii) above is subject to semiannual reductions of $2.5 million commencing October 15, 1997.

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

(b) The loans outstanding at March 31, 1998 are payable monthly including interest at effective rates ranging from 7.8% to 12.9% per annum and mature at various dates between 1999 and 2001.

 Scheduled payments of long-term debt as of March 31, 1998 are set forth below:

                         1998 (nine months)    $   331,000
                         1999                      547,000
                         2000                      491,000
                         2001                      115,000
                         2002                            -
                         Thereafter             84,045,000
                                               -----------

                         Total                 $85,529,000
                                               ===========

     Interest paid amounted to $2,731,000 and $3,660,000, respectively, during the three month periods ended March 31, 1998 and 1997.

(3)  CAPITAL LEASES

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,814,000 are included in operating equipment on the accompanying consolidated balance sheets at both March 31, 1998 and December 31, 1997. Amortization expense for the three month periods ended March 31, 1998 and 1997 was $87,000 and $451,000, respectively. Accumulated amortization at March 31, 1998 and December 31, 1997 with respect to these assets amounted to $4,603,000 and $4,516,000, respectively. No future payment obligations exist with respect to such capital leases.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(4)  INCOME TAXES

     Components of HCT's provision for income taxes consist of the following:

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       ---------------------
                                          1998        1997
                                       ---------   ---------

Provision for federal income taxes:
 Current                               $  68,000   $ 308,000
 Deferred                                196,000     187,000
Valuation allowance                     (264,000)   (495,000)
                                       ---------   ---------

                                       $       -   $       -
                                       =========   =========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no federal or state taxes during either of the three month periods ended March 31, 1998 or 1997.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

     HCT has tax net operating loss carryforwards ("NOL's") totaling approximately $15,000,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 1997 and the first quarter of 1998 and the expectation of future taxable income, management believes that it is more likely than not that at least a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,107,000 at both March 31, 1998 and December 31, 1997. The ultimate recognition of the current amount of deferred tax assets is dependent on HCT's ability to generate approximately $6,200,000 of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCT.

     The components of the deferred tax asset are as follows:

                                                      MARCH 31,    DECEMBER 31,
                                                         1998          1997
                                                     ------------  ------------
     Deferred tax assets:
       Net operating loss carryforwards              $ 5,132,000    $ 5,200,000
       Alternative minimum tax credit carryforward       226,000        226,000
       Allowance for doubtful accounts                   280,000        240,000
       Other liabilities and accruals                  1,053,000      1,108,000
                                                     -----------    -----------

         Total deferred tax assets                     6,691,000      6,774,000

     Deferred tax liabilities:
       Depreciation and amortization                  (2,278,000)    (2,097,000)
                                                     -----------    -----------

     Net deferred tax asset                            4,413,000      4,677,000
     Valuation allowance                              (2,306,000)    (2,570,000)
                                                     -----------    -----------

                                                     $ 2,107,000    $ 2,107,000
                                                     ===========    ===========

     Receivables and payables in connection with HCT's federal income taxes are included on the accompanying consolidated financial statements as follows:

                                                     MARCH 31,     DECEMBER 31,
                                                        1998           1997
                                                     ----------    ------------

       Accounts receivable                           $  268,000      $  268,000
       Deferred income taxes                          1,099,000       1,632,000
       Other noncurrent assets                        1,008,000         475,000

(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 during each of the three month periods ended March 31, 1998 and 1997.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month and reimburses ACSC for its direct costs and expenses incurred under the agreement. Since the latter part of 1997, ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $146,000 and $111,000, respectively, for the three month periods ended March 31, 1998 and 1997. At March 31, 1998 and December 31, 1997, HCT had payables of $117,000 and $44,000, respectively, included in accounts payable with respect to such charges.

   Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performs certain administrative and marketing services on behalf of HCT. During the three month periods ended March 31, 1998 and 1997, fees charged to HCT by GBHC totaled $11,000 and $182,000, respectively.

   HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. For the three month periods ended March 31, 1998 and 1997, such charges amounted to $44,000 and $96,000, respectively. At March 31, 1998 and December 31, 1997, HCT had payables of $80,000 and $43,000, respectively, included in accounts payable with respect to such charges.

(6)  COMMITMENTS AND CONTINGENCIES

 GROUND LEASE -

   HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. For the three month periods ended March 31, 1998 and 1997, HCT expensed $940,000 and $928,000, respectively, in connection with the ground lease.

 CREDIT FACILITY -

   HCT has a bank credit facility in the amount of $1,300,000 available through September 30, 1998. No borrowings were outstanding under the credit facility at either March 31, 1998 or December 31, 1997; however, HCT borrowed approximately $400,000 under the credit facility in April 1998. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 1/4% per annum subject to a minimum of 8.875%. Borrowings under the line of credit are to be collateralized by equipment purchased with such loan proceeds. The line of credit agreement requires the maintenance of certain balances in addition to the provision of certain financial reports.

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

(7)  LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 6); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,042,000 and $991,000, respectively, at March 31, 1998 and December 31, 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or the Company in particular and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

   HCC had net revenues for the three month period ended March 31, 1998 of $63.8 million, a 5.4% decrease from the $67.5 million during the same period of 1997. The decrease includes reductions in net revenues at the Aurora Casino of $1.6 million (4%) and at the Tunica Casino of $1.9 million (7.1%).

   Operating expenses decreased by $3.5 million to $54.7 million during the three month period ended March 31, 1998 from $58.2 million during the same period of 1997. Consequently, HCC's income from operations only decreased by $201,000 (2.2%) during the first quarter of 1998 compared to the same period of 1997. The first quarter 1998 results include the operations of Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino. HCC acquired the general partnership interest in PML as of April 1, 1997. PML's income from operations amounted to $2.2 million during the first quarter of 1998. Income from operations after management fees at the Aurora Casino decreased by $1.7 million to $5.5 million during the three month period ended March 31, 1998 compared with the same period of 1997 due to increased competition in its market and increases in gaming taxes. Income from operations after consulting fees at the Tunica Casino decreased by $809,000 to $3.3 million due primarily to increased competition.

AURORA CASINO

   GENERAL

   Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $8.1 million and $10 million, respectively, for the three month periods ended March 31, 1998 and 1997. Such decrease is due to increased competition from the opening in northern Indiana of two riverboat gaming operations during April and August 1997. These two operations added approximately 3,700 new gaming positions to the Chicago market area, an increase of nearly 35%. The decrease is also attributable to an increase in the Illinois wagering tax rate which took effect on January 1, 1998. The new tax structure consists of a graduated tax rate system with rates ranging from 15% to 35% based on total adjusted gross receipts. As a result of the tax rate increase and despite a decrease in gaming revenues, gaming taxes for the three month period ending March 31, 1998 were $2.2 million higher than for the corresponding period in 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three month periods ended March 31, 1998 and 1997.

                                     THREE MONTHS ENDED
                                          MARCH 31,
                               -----------------------------
                                    1998           1997
                               ------------    -------------
REVENUES:
 Table games                    $ 11,410,000   $ 12,334,000
 Slot machines                    25,024,000     26,525,000
 Poker revenues                      669,000              -
                                ------------   ------------
  Total                         $ 37,103,000   $ 38,859,000
                                ============   ============

TABLE GAMES:
 Gross wagering (drop) (1)      $ 62,897,000   $ 69,685,000
 Hold percentage (2)                    18.1%          17.7%

SLOT MACHINES:
 Gross wagering (handle) (1)    $444,823,000   $470,657,000
 Hold percentage (2)                     5.6%           5.6%
-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

    Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle decreased $32.6 million (6%) during the first quarter of 1998 compared to the first quarter of 1997. The decrease reflects reductions in patron volume as a result of changes in the Aurora Casino's cruising schedule. In an effort to reduce unprofitable operations and capitalize on profitable cruises in response to the increased wagering tax discussed above, the smaller of the Aurora casino's two riverboats ceased operating daytime cruises on weekdays during January and February; however, all cruises resumed in March.
The decline in patron volume is also attributable to increased competition in the Chicago market due to the opening of two new casinos in northern Indiana in April and August 1997 and to reductions in marketing programs.

   REVENUES

   Casino revenues decreased $1.8 million (4.5%) during the first quarter of 1998, compared to the same period of 1997 due to decreased patron volume as discussed above. Table game revenues decreased

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


$924,000 (7.5%) during the first quarter of 1998 compared to the 1997 period as the decrease in drop of 9.7% was partially offset by an increase in the table game hold percentage to 18.1% from 17.7%. The 5.5% decrease in slot machine handle during the first quarter of 1998 resulted in a three month slot machine revenue decrease of $1.5 million (5.7%) compared to the same period of 1997. Casino revenues were favorably impacted by the introduction of poker during the second quarter of 1997, which generated casino revenues of $669,000 for the three month period ended March 31, 1998.

   Food and beverage revenues at the Aurora Casino did not change significantly during the three month period ended March 31, 1998 compared to the same period of 1997. Other revenues increased by $207,000 (49.9%) during the three month period ended March 31, 1998 compared to the 1997 period due to management's decision to begin charging valet parking and garage fees.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 58.1% during the three month period ended March 31, 1998 compared to 60% during the like period of 1997. The decrease from the prior year period reflects a decrease in promotional activities to attract marginal customers as a result of the wagering tax increase discussed above.

   DEPARTMENTAL EXPENSES

   Casino expenses did not change significantly during the 1998 first quarter compared to the 1997 period reflecting the success of management's efforts to offset the wagering tax increase by controlling personnel and marketing costs in order to maintain profitability.

   Food and beverage expenses did not change significantly during the first quarter of 1998. Other expenses decreased $79,000 (19.7%) during the first quarter of 1998 compared to the first quarter of 1997 due to reductions in personnel and other expenses resulting from the Aurora Casino's reduced cruising schedule and management's efforts to contain costs.

TUNICA CASINO

   GENERAL

   Income from operations at the Tunica Casino amounted to $3.3 million for the three month period ended March 31, 1998 compared to $4.2 million during the same period of 1997. The decrease is primarily attributable to increased competition in the Tunica market as a result of the opening of approximately 1,700 new hotel rooms by competitors in the fourth quarter of 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and nine month periods ended March 31, 1998 and 1997.

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      ---------------------------
                                          1998           1997
                                      ------------   ------------
CASINO REVENUES:
 Table games                          $  3,443,000   $  4,364,000
 Slot machines                          19,146,000     20,057,000
 Poker revenues                            214,000        255,000
                                      ------------   ------------

  Total                               $ 22,803,000   $ 24,676,000
                                      ============   ============

TABLE GAMES:
 Gross wagering (drop) (1)            $ 18,686,000   $ 20,388,000
 Hold percentage (2)                          18.4%          21.4%

SLOT MACHINES:
 Gross wagering (handle) (1)          $372,017,000   $383,804,000
 Hold percentage (2)                           5.1%           5.2%
-------------------------

(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

       Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle decreased $13.5 million (3.3%) during the three month period ended March 31, 1998 compared to the same period of 1997. The decreased patron volume is directly attributable to increased competition in the Tunica market. Slot machine handle and table game drop decreased by $11.8 million (3.1%) and $1.7 million (8.3%), respectively, during the first quarter of 1998 compared to the prior year period.

       REVENUES

       Casino revenues decreased $1.9 million (7.6%) during the three month period ended March 31, 1998 compared to the 1997 period. Table game revenues decreased 21.1% during the first quarter of 1998 due to the decline in table drop discussed above as well as a significant decline in the hold percentage to 18.4% from 21.4% during the 1997 period. Slot machine revenue declined 4.5% for the three month period ended March 31, 1998, reflecting the decrease in gross wagering discussed above, coupled with a slight decrease in the slot machine hold percentage during the 1998 period compared to the 1997 period. Poker revenues also decreased by 16.1% due to a reduction in the number of poker tables resulting from a casino remodeling.

       Rooms revenue decreased $168,000 (7.7%) during the three month period ended March 31, 1998 compared to the same period in 1997. The decrease is due to increased competition for overnight patrons resulting from the addition of approximately 1,700 hotel rooms in the Tunica market during the fourth

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


quarter of 1997. Hotel occupancy rates have decreased as a result of the competition from approximately 88% in the first quarter of 1997 to approximately 82% during the three month period ended March 31, 1998. Food and beverage and other revenues did not change significantly during the first quarter of 1998 compared to the same period in 1997.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, increased slightly to 61.1% from 60.6% during the three month period ended March 31, 1998 compared to 1997. The first quarter percentage increase is the result of higher complimentary food and beverage costs due to increased marketing efforts.

     DEPARTMENTAL EXPENSES

     Casino expenses decreased slightly (2.5%) during the three month period ended March 31, 1998 compared to the 1997 period reflecting the decrease in patron volume. Rooms, food and beverage and other expenses did not change significantly during the first quarter of 1998 compared to the same period of 1997.

OTHER CONSOLIDATED ITEMS
------------------------

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased by $254,000 (6.3%) during the first quarter of 1998 compared to the same period in 1997. Such expenses at the Aurora Casino (net of management fees) decreased by 5.4% for the three month period ended March 31, 1998 from the prior year period as a result of management's efforts to control costs. The Tunica Casino had a cost increase in this area of 9.7% (net of consulting fees) for the three month period ended March 31, 1998 compared to the prior year primarily as a result of increased property taxes. The remaining corporate general and administrative expense increase of 13.4% for the three month period results from increases in corporate overhead costs, primarily in legal fees and personnel costs.

     MANAGEMENT AND CONSULTING FEES

     The decrease in management and consulting fees during the 1998 period is primarily attributable to the acquisition by HCC of the general partnership interest in PML. PML is now included in the consolidated results of operations of HCC; consequently, management fees earned from the Aurora Casino subsequent to April 1, 1997 have been eliminated in consolidation.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased $702,000 (14.3%) during the three month period ended March 31, 1998 compared to the 1997 period primarily due to certain operating equipment at the Tunica Casino becoming fully depreciated during the third quarter of 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     DEVELOPMENT EXPENSES

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by $50,000 (16.4%) during the three month period ended March 31, 1998 compared to the 1997 period primarily as a result of costs incurred during the 1997 period with respect to HCC's efforts in obtaining a gaming site in Louisiana. In October 1997, HCC entered into a preliminary agreement with two partners to develop a hotel and casino complex on the Red River in Shreveport, Louisiana subject to approval of the Louisiana Gaming Control Board; such approval is anticipated during the second quarter of 1998.

     INTEREST

     Interest income increased $267,000 (65.9%) for the three month period ended March 31, 1998 compared to the same period of 1997 as a result of more cash being available for investment purposes during the 1998 period. Interest expense did not change significantly during the three month period ended March 31, 1998 compared to the prior year period.

     (LOSS) GAIN ON DISPOSAL OF ASSETS

     The 1997 gain resulted from the sale of a company-owned aircraft.

     INCOME TAX (PROVISION)  BENEFIT

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $32.4 million, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $311,000, which do not begin to expire until the year 2008.

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects net deferred tax assets of $3.3 million as of March 31, 1998. In the absence of a "change of control" as discussed below, the ultimate recognition of the current amount of net deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $9.6 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

     SEASONALITY

     Historically, the Aurora Casino's operations have experienced some seasonality, with the peak activity occurring from May to September. Consequently, the results of HCC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, management believes that some lesser degree of seasonality also causes fluctuations in reported results at the Tunica Casino. In addition, the operations of the Aurora Casino and the Tunica Casino may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect HCC's casino revenues and overall profitability.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     The operations of the Aurora Casino continue to be HCC's primary source of liquidity and capital resources, having contributed approximately $14.5 million of cash flow from operations during the first three months of 1998 after deducting the payment of $2.6 million of management fees. The Tunica Casino provided $2.2 million of cash from operations during the first three months of 1998 after deducting the payment of $300,000 of consulting fees to GBCC. HCC's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first three months of 1998 included costs to pursue development opportunities ($255,000) and corporate overhead costs ($1.8 million).

     During the first three months of 1998, cash flow from operations was used by HCC to fund capital expenditures of $1.9 million, to repay third party indebtedness and make payments under capital lease obligations of $944,000 and $139,000, respectively, and to pay distributions amounting to $2.2 million to GBCC as limited partner in PML.

     FINANCING ACTIVITIES

     During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. Neither HCA nor GBCC and its subsidiaries are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a first mortgage limited to approximately $39 million on substantially all of the assets of HCA, (iii) a pledge of

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the first mortgage described in (ii) above is subject to reduction for principal payments on an intercompany note between HCC and HCA. The intercompany note requires semiannual principal payments of $2.5 million commencing October 15, 1997 with the balance due November 1, 2003.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer to purchase not more than $2.5 million in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. HCC made such an offer in December 1997 and redeemed $2.5 million principal amount of the Senior Secured Notes. An additional offer commenced in May 1998; however, the principal amount of notes being tendered can not yet be determined.

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

     HCT has a $1.3 million bank credit facility available through September 30, 1998 on which no borrowings were outstanding at March 31, 1998. During April 1998, HCT borrowed approximately $400,000 under the credit facility. Borrowings on the line of credit accrue interest at the rate of prime plus 1/4% per annum subject to a minimum of 8.875%.

     Effective as of April 1, 1997, HCC acquired from PPI Corporation, a GBCC subsidiary, the general partnership interest in the limited partnership which holds the Aurora management agreement. The acquisition price for the general partnership interest included a note in the original principal amount of $3.8 million and the assignment of $13.75 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of partnership distributions now being made to HCC.

     As of March 31, 1998, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1998 are approximately $5.9 million and $860,000, respectively. The estimated long-term debt maturities include the redemption of $5 million of Senior Secured Notes pursuant to the mandatory redemption offers previously described.

     CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

     Capital expenditures at the Aurora Casino during the first three months of 1998 were $1.3 million; management anticipates spending $2.1 million during the remainder of 1998 primarily for its ongoing capital improvements program with no major projects currently scheduled.

     Capital expenditures at the Tunica Casino during the first three months of 1998 amounted to $511,000; management anticipates spending $6.4 million during the remainder of 1998. Projects currently

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


planned for 1998 include upgrades to the lobby area and hotel rooms, an expansion of the recreational vehicle parking area and new slot machines in addition to the property's ongoing program of capital improvements.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course amounted to $2 million during the first quarter of 1997. No additional contributions are currently anticipated.

     During November 1995, HCC loaned $10 million of the proceeds from the Senior Secured Notes to an unaffiliated gaming company in the form of two $5 million notes. On February 27, 1998, both parties agreed to settle the outstanding obligations with the payment of $4.4 million and the issuance of two new, short-term obligations totaling $1.6 million, which were paid during April 1998. The $4 million difference between the $10 million carrying amount of the notes receivable and the agreed upon settlement was reflected as a write down of the notes receivable at December 31, 1997.

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

PART II:  OTHER INFORMATION
---------------------------

     The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1998. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1997 with the Securities and Exchange Commission on April 15, 1998.


SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HOLLYWOOD CASINO CORPORATION


Date:  May 13, 1998        By: /s/  Charles F. LaFrano III
       --------------          --------------------------------
                                 Charles F. LaFrano III
                                 Vice President of Finance and
                                 Principal Accounting Officer



                                 HWCC - TUNICA, INC.


Date:  May 13, 1998        By: /s/  Charles F. LaFrano III
       --------------          -------------------------------
                                 Charles F. LaFrano III
                                 Principal Accounting Officer