Form 10-Q
period 1998-06-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1998-08-14
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________to ________________________

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

              DELAWARE                                   75-2352412
               TEXAS                                     75-2513808
----------------------------------------    ------------------------------------
 (States or other jurisdictions of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.'s)

      TWO GALLERIA TOWER, SUITE 2200
         13455 NOEL ROAD, LB 48
             DALLAS, TEXAS                                  75240
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrants' telephone number, including area code)        (972) 392-7777
                                                     ---------------------------

                                (NOT APPLICABLE)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.        YES   X   NO
                                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                        Class                 Outstanding at August 13, 1998
----------------------------    ------------------------------    ------------------------------
HOLLYWOOD CASINO CORPORATION    COMMON STOCK, $.0001 PAR VALUE          24,949,976 SHARES
      HWCC-TUNICA, INC.          COMMON STOCK, $.01 PAR VALUE             1,000 SHARES

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
------------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------

   Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates riverboat and land-based casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") and a casino and hotel complex in Tunica County, Mississippi (the "Tunica Casino"); and is actively pursuing potential gaming opportunities in domestic and foreign jurisdictions where gaming is legalized or is being actively considered. Approximately 46% of HCC's outstanding common shares are listed and traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

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

   The consolidated financial statements and financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Other than with respect to the uncertainty discussed in Note 5 of the Notes to Consolidated Financial Statements, in the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCC and HCT and the financial position of HCA as of June 30, 1998, and the results of their operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1997 Annual Report on Form 10-K.

   Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality. Consequently, the results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                      JUNE 30,     DECEMBER 31,
                                                        1998           1997
                                                    -------------  -------------
Current Assets:
 Cash and cash equivalents                          $ 52,634,000   $ 38,156,000
 Short-term investments                                5,062,000      5,979,000
 Accounts receivable, net of allowances of
  $1,442,000 and $1,188,000, respectively              2,141,000      2,747,000
 Inventories                                           1,225,000      1,454,000
 Deferred income taxes                                 1,472,000      2,273,000
 Refundable deposits and other
  current assets                                       2,301,000      2,274,000
 Due from affiliates                                   8,383,000      7,811,000
                                                    ------------   ------------

  Total current assets                                73,218,000     60,694,000
                                                    ------------   ------------

Property and Equipment:
 Land                                                  6,621,000      6,621,000
 Buildings and improvements                          119,802,000    119,534,000
 Riverboats and barges                                39,494,000     39,494,000
 Operating equipment                                  72,562,000     70,390,000
 Construction in progress                              1,832,000      1,222,000
                                                    ------------   ------------

                                                     240,311,000    237,261,000
 Less - accumulated depreciation
  and amortization                                   (73,174,000)   (66,099,000)
                                                    ------------   ------------

  Net property and equipment                         167,137,000    171,162,000
                                                    ------------   ------------

Other Assets:
 Deferred financing costs                              5,075,000      5,558,000
 Notes receivable, net of allowance                            -      6,000,000
 Land rights                                           7,352,000      7,454,000
 Due from affiliates, net of valuation allowance      12,396,000     12,322,000
 Land held for sale, net of valuation allowance        6,264,000      6,264,000
 Other assets                                          8,796,000      8,148,000
                                                    ------------   ------------

  Total other assets                                  39,883,000     45,746,000
                                                    ------------   ------------

                                                    $280,238,000   $277,602,000
                                                    ============   ============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                             --------------  --------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                              $   7,086,000   $   7,661,000
 Accounts payable                                                3,674,000       3,724,000
 Accrued liabilities -
  Salaries and wages                                             4,043,000       4,916,000
  Interest                                                       4,649,000       4,660,000
  Gaming and other taxes                                         6,864,000       2,469,000
  Insurance                                                      3,106,000       2,667,000
  Other                                                          3,491,000       2,748,000
 Other current liabilities                                       2,009,000       2,549,000
                                                             -------------   -------------

  Total current liabilities                                     34,922,000      31,394,000
                                                             -------------   -------------

Long-Term Debt                                                 198,283,000     198,420,000
                                                             -------------   -------------

Capital Lease Obligations                                       20,562,000      20,841,000
                                                             -------------   -------------

Other Noncurrent Liabilities                                     6,831,000       7,064,000
                                                             -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                         1,799,000       2,256,000
                                                             -------------   -------------

Shareholders' Equity:
 Common Stock:
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,950,000 and
    24,910,000 shares issued and outstanding, respectively           2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                       -               -
 Additional paid-in capital                                    223,234,000     223,234,000
 Accumulated deficit                                          (205,395,000)   (205,609,000)
                                                             -------------   -------------

  Total shareholders' equity                                    17,841,000      17,627,000
                                                             -------------   -------------

                                                             $ 280,238,000   $ 277,602,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                 --------------------------
                                                                     1998          1997
                                                                 ------------  ------------
Revenues:
 Casino                                                          $62,336,000   $62,215,000
 Rooms                                                             2,501,000     2,553,000
 Food and beverage                                                 7,178,000     7,008,000
 Other                                                               982,000       780,000
                                                                 -----------   -----------

                                                                  72,997,000    72,556,000
 Less - promotional allowances                                    (6,644,000)   (6,255,000)
                                                                 -----------   -----------

  Net revenues                                                    66,353,000    66,301,000
                                                                 -----------   -----------

Expenses:
 Casino                                                           45,850,000    42,510,000
 Rooms                                                               453,000       461,000
 Food and beverage                                                 2,173,000     2,201,000
 Other                                                               659,000       771,000
 General and administrative                                        4,533,000     4,269,000
 Management and consulting fees                                      300,000       300,000
 Depreciation and amortization                                     4,210,000     4,944,000
 Development                                                         169,000       590,000
                                                                 -----------   -----------

   Total expenses                                                 58,347,000    56,046,000
                                                                 -----------   -----------

Income from operations                                             8,006,000    10,255,000
                                                                 -----------   -----------

Non-operating income (expenses):
 Interest income                                                     745,000       418,000
 Interest expense                                                 (7,456,000)   (7,627,000)
 Loss on disposal of assets                                          (64,000)       (4,000)
                                                                 -----------   -----------

  Total non-operating expense, net                                (6,775,000)   (7,213,000)
                                                                 -----------   -----------

Income before income taxes and other item                          1,231,000     3,042,000
Income tax provision                                                (374,000)   (1,068,000)
                                                                 -----------   -----------

Income before other item                                             857,000     1,974,000
Minority interest in earnings of Limited Partnership (Note 1)       (712,000)     (781,000)
                                                                 -----------   -----------

Net income                                                       $   145,000   $ 1,193,000
                                                                 ===========   ===========

Basic and diluted net income per common share                    $       .01   $       .05
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Revenues:
 Casino                                                          $122,242,000   $125,750,000
 Rooms                                                              4,508,000      4,728,000
 Food and beverage                                                 13,959,000     13,722,000
 Other                                                              1,899,000      1,602,000
                                                                 ------------   ------------

                                                                  142,608,000    145,802,000
 Less - promotional allowances                                    (12,448,000)   (12,031,000)
                                                                 ------------   ------------

  Net revenues                                                    130,160,000    133,771,000
                                                                 ------------   ------------

Expenses:
 Casino                                                            88,222,000     84,981,000
 Rooms                                                                898,000        919,000
 Food and beverage                                                  4,346,000      4,409,000
 Other                                                              1,342,000      1,544,000
 General and administrative                                         8,838,000      8,320,000
 Management and consulting fees                                       600,000      3,327,000
 Depreciation and amortization                                      8,424,000      9,860,000
 Development                                                          424,000        895,000
                                                                 ------------   ------------

   Total expenses                                                 113,094,000    114,255,000
                                                                 ------------   ------------

Income from operations                                             17,066,000     19,516,000
                                                                 ------------   ------------

Non-operating income (expenses):
 Interest income                                                    1,417,000        823,000
 Interest expense                                                 (14,907,000)   (15,196,000)
 (Loss) gain on disposal of assets                                    (65,000)       411,000
                                                                 ------------   ------------

  Total non-operating expense, net                                (13,555,000)   (13,962,000)
                                                                 ------------   ------------

Income before income taxes and other item                           3,511,000      5,554,000
Income tax provision                                                 (665,000)    (2,089,000)
                                                                 ------------   ------------

Income before other item                                            2,846,000      3,465,000
Minority interest in earnings of Limited Partnership (Note 1)      (2,632,000)      (781,000)
                                                                 ------------   ------------

Net income                                                       $    214,000   $  2,684,000
                                                                 ============   ============

Basic and diluted net income per common share                    $        .01   $        .11
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   --------------------------
                                                                       1998          1997
                                                                   ------------  ------------

OPERATING ACTIVITIES:
 Net income                                                        $   214,000   $ 2,684,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, including accretion
   of debt discount                                                  8,928,000    10,295,000
  Loss (gain) on disposal of assets                                     65,000      (411,000)
  Minority interest in earnings of Limited Partnership               2,632,000       781,000
  Provision for doubtful accounts                                      466,000       335,000
  Deferred income tax provision                                        343,000     1,732,000
  Decrease in accounts receivable                                      140,000        17,000
  Increase (decrease) in accounts payable and accrued expenses       4,643,000    (1,925,000)
  Net change in other current assets and liabilities                  (984,000)       41,000
  Net change in other noncurrent assets and liabilities               (522,000)      149,000
                                                                   -----------   -----------

   Net cash provided by operating activities                        15,925,000    13,698,000
                                                                   -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                (3,795,000)   (2,210,000)
 Short-term investments                                                917,000             -
 Collections on notes receivable                                     6,000,000             -
 Proceeds from disposal of assets                                       15,000     2,654,000
 Investments in unconsolidated affiliates                                    -    (2,000,000)
 Increase in cash from purchase of Limited Partnership interest              -       451,000
                                                                   -----------   -----------

 Net cash provided by (used in) investing activities                 3,137,000    (1,105,000)
                                                                   -----------   -----------

FINANCING ACTIVITIES:
 Borrowings on credit facilities                                       398,000             -
 Deferred financing costs                                                    -       (24,000)
 Repayments of long-term debt                                       (1,602,000)   (3,955,000)
 Payments on capital lease obligations                                (291,000)   (1,194,000)
 Distributions to Limited Partner                                   (3,089,000)   (2,101,000)
                                                                   -----------   -----------

  Net cash used in financing activities                             (4,584,000)   (7,274,000)
                                                                   -----------   -----------

  Net increase in cash and cash equivalents                         14,478,000     5,319,000
  Cash and cash equivalents at beginning of period                  38,156,000    21,488,000
                                                                   -----------   -----------

  Cash and cash equivalents at end of period                       $52,634,000   $26,807,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) ORGANIZATION AND BUSINESS

    Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 54% of the issued and outstanding stock of HCC is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

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

    Prior to December 31, 1996, HCC also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. While owned by HCC, GBCC's principal asset was the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GBCC also has a limited partnership interest in the entity that manages the Aurora Casino and has a consulting contract with the Tunica Casino.

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

    The accompanying consolidated financial statements also reflect HCT's initial one-third investment in Tunica Golf Course LLC under the equity method of accounting. This limited liability company was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course is presently scheduled for completion in late 1998. The $2,000,000 investment is included in other noncurrent assets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.
Land held for sale is shown net of a valuation allowance in the amount of $3,400,000 on the accompanying consolidated balance sheets at both June 30, 1998 and December 31, 1997.

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

    The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by HCC without audit. Other than with respect to the uncertainty discussed in Note 5, in the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of June 30, 1998, the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997.

(2) EARNINGS PER SHARE

    During 1997, HCC adopted the provisions of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the calculation and disclosure of earnings per common share assuming no dilution (basic earnings per share) and earnings per common share assuming full dilution (diluted earnings per share). SFAS 128 requires the restatement of earnings per share for all prior years presented.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

    The weighted average number of shares of common stock and common stock equivalents outstanding used for the calculation of earnings per share is as follows:

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                      ----------------------  ----------------------
                                         1998        1997        1998        1997
                                      ----------  ----------  ----------  ----------
Shares used in the calculation of:
---------------------------------

Basic net income per share            24,949,976  24,851,177  24,942,641  24,805,572
Diluted net income per share          24,952,485  24,973,462  24,952,213  24,940,003

    The number of shares used in the calculation of diluted earnings per share for the three and six month periods ended June 30, 1998 and 1997 has been adjusted to include common stock equivalents arising from stock options held by certain employees and directors. The number of shares used in the calculation of diluted earnings per share for the three and six month periods ended June 30, 1997 also include 8,791 and 18,232 common stock equivalents, respectively, arising from certain warrants held by a third party.

    The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation due to the exercise price of the options being in excess of the average market price of the underlying common stock. The weighted average number of options excluded was 772,418 and 45,000, respectively, during the three month periods ended June 30, 1998 and 1997 and 713,204 and 44,586, respectively, during the six month periods ended June 30, 1998 and 1997.

    During June 1998, the Board of Directors authorized the repricing of options to purchase 35,000 shares of common stock granted during 1996 and 1997 to non-employee directors of the Company. The exercise price was adjusted to $1.75 per share, the fair market value as of the date of the repricing; all of the repriced options are fully vested. No shareholder owning 1% or more of the Company's common stock participated in the repricing.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) LONG-TERM DEBT AND PLEDGE OF ASSETS

    Substantially all of HCC's assets are pledged in connection with HCC's long-term indebtedness.

                                                  JUNE 30,     DECEMBER 31,
                                                    1998           1997
                                                -------------  -------------

Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
   of discount of $7,624,000 and $8,128,000,
   respectively (a)                             $199,588,000   $199,372,000
 Promissory note to affiliate (Note 6)             3,149,000      3,447,000
                                                ------------   ------------

                                                 202,737,000    202,819,000
                                                ------------   ------------

Indebtedness of HCA:
 Promissory note to bank                                   -        350,000
 Equipment loans                                      32,000        413,000
                                                ------------   ------------

                                                      32,000        763,000
                                                ------------   ------------

Indebtedness of HCT:
 Equipment loans                                   1,362,000      1,638,000
 Bank credit facility (b)                            389,000              -
                                                ------------   ------------

                                                   1,751,000      1,638,000
                                                ------------   ------------

     Total indebtedness                          204,520,000    205,220,000
   Less - current maturities                      (6,237,000)    (6,800,000)
                                                ------------   ------------

     Total long-term debt                       $198,283,000   $198,420,000
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

     The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and may be guaranteed by certain future subsidiaries of HCC. HCA is not a guarantor. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a limited first mortgage on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     the first mortgage described in (ii) above was originally $39,007,000 and is subject to reduction for principal payments on an intercompany note between HCC and HCA. The outstanding balance of the intercompany note was $34,007,000 and $36,507,000 at June 30, 1998 and December 31, 1997,
     respectively. The note requires semiannual principal payments of $2,500,000 commencing October 15, 1997 with the balance due November 1, 2003.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer to purchase not more than $2,500,000 in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. During May 1998, HCC made such an offer resulting in the redemption of $288,000 principal amount of the Senior Secured Notes. Costs associated with the redemption, including the premium paid and the write off of associated deferred financing costs, amounted to approximately $36,000.

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

(b) HCT has a bank credit facility in the amount of $1,300,000 available to borrow against through September 30, 1998. HCT borrowed $398,000 under the credit facility in April 1998 at the rate of 8.875% per annum; no borrowings were outstanding under the credit facility at December 31, 1997. Borrowings under the credit facility are to be repaid in monthly installments over a period of 36 months and accrue interest at the bank's prime lending rate plus 1/4% per annum subject to a minimum of 8.875%.
     Such borrowings are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the maintenance of certain balances in addition to the provision of certain financial reports.


     Scheduled payments of long-term debt as of June 30, 1998 are set forth below:

           1998 (six months)            $  3,066,000
           1999                            6,309,000
           2000                            6,360,000
           2001                            6,003,000
           2002                            5,694,000
           Thereafter                    184,712,000
                                        ------------

              Total                     $212,144,000
                                        ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    Interest paid amounted to $14,425,000 and $14,761,000, respectively, during the six month periods ended June 30, 1998 and 1997.

(4) CAPITAL LEASES

    HCA leases two parking garages under capital lease agreements. The first lease has an initial term ending in June 2023 with the right to extend the term for an additional 69 years. Rental payments through June 2013 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. In September 1996, HCA and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") completed the joint construction of a five-story parking garage directly across the street from, and connected by a climate-controlled tunnel to, the Aurora Casino's Pavilion. The garage provides additional parking for patrons of the Aurora Casino and contains approximately 1,500 square feet of retail space. ACCA financed a portion of the construction costs through an $11,500,000, 7.5% industrial revenue bond issue which yielded proceeds of approximately $10,500,000. HCA funded all remaining construction costs and escrowed $3,500,000 at the rate of $400,000 per month beginning in September 1995 towards satisfaction of its obligations under the agreement. The facility is owned by ACCA and operated by HCA pursuant to a 30-year lease with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal ACCA's debt service costs related to the industrial revenue bond issue. In addition, HCA pays ACCA base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month, for improvements made to ACCA's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

    HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% and expired in 1998. HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and expired during 1997.

    The original cost of HCA's parking garages is included in buildings on the accompanying consolidated balance sheets at both June 30, 1998 and December 31, 1997 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,260,000 are included in operating equipment on the accompanying consolidated balance sheets at both June 30, 1998 and December 31, 1997. Amortization expense with respect to these assets amounted to $333,000 and $479,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $665,000 and $1,123,000, respectively, during the six month periods ended June 30, 1998 and 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   Future minimum lease payments under capital lease obligations as of June 30, 1998 are as follows:

          1998 (six months)                     $  1,378,000
          1999                                     2,457,000
          2000                                     2,483,000
          2001                                     2,532,000
          2002                                     2,643,000
          Thereafter                              24,076,000
                                                ------------

          Total minimum lease payments            35,569,000
          Less amount representing interest      (14,158,000)
                                                ------------
          Present value of future
            minimum lease payments                21,411,000
          Current capital lease obligation          (849,000)
                                                ------------

          Long-term capital lease obligation    $ 20,562,000
                                                ------------
(5) INCOME TAXES

    The Company has recently been advised that it may have to modify its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. The revised tax treatment may result in the Company being required to recognize additional taxable income for 1996 and succeeding periods. The Company has not yet been able to reasonably estimate the amount of additional taxable income, if any, that might be required to be recognized for such period; however, the amount of additional taxable income to be recognized may be material. To the extent the Company is required to recognize additional taxable income for 1996 or succeeding periods, the Company's significant net operating loss carryforwards or other tax attributes may partially offset or mitigate any additional tax liabilities. The Company has commenced an investigation into and will continue to review these issues with the assistance of outside advisors and consultants. Until the Company completes its investigation, the potential impact of this revised tax treatment on the Company's financial statements, if any, is uncertain. The Company will disclose the results of this review as soon as additional information is known.

    The tax presentation and other disclosures as set forth in this footnote are subject to the outcome of the uncertainties discussed in the preceding paragraph.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   Components of HCC's provision for income taxes consist of the following:

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                     ------------------------  --------------------------
                                        1998         1997          1998          1997
                                     ----------  ------------  ------------  ------------
 Current (provision for) benefit
   in lieu of:
    Federal                          $(605,000)  $  (732,000)  $ 1,170,000   $(2,462,000)
    State                             (193,000)     (207,000)     (322,000)     (357,000)

 Deferred (provision for) benefit
   in lieu of:
    Federal                            425,000     2,817,000    (1,457,000)    3,746,000
    State                               (1,000)      (56,000)      (42,000)     (126,000)
  Valuation allowance                        -    (2,890,000)      (14,000)   (2,890,000)
                                     ---------   -----------   -----------   -----------

                                     $(374,000)  $(1,068,000)  $  (665,000)  $(2,089,000)
                                     =========   ===========   ===========   ===========

    No federal tax payments were made during the six month periods ended June 30, 1998 and 1997. State tax payments of $328,000 and $196,000, respectively, were made during the six month periods ended June 30, 1998 and 1997.

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

    At June 30, 1998, HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $30,600,000, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $311,000, none of which begin to expire until the year 2008. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $3,081,000 and $3,424,000 at June 30, 1998 and December 31, 1997, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    The ultimate recognition of the current amount of net deferred tax assets is dependent on HCC and its subsidiaries' ability to generate approximately $9,100,000 of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

    The components of the net deferred tax asset were as follows:

                                       JUNE 30,      DECEMBER 31,
                                         1998           1997
                                     -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards    $ 10,396,000   $  9,226,000
 Allowance for doubtful accounts        7,407,000      8,575,000
 Investment and jobs tax credits          311,000        311,000
 Basis in limited partnership           2,890,000      2,890,000
 Other liabilities and accruals         2,856,000      2,749,000
 Benefits accrual                       1,710,000      1,710,000
 Other                                    657,000        733,000
                                     ------------   ------------

  Total deferred tax assets            26,227,000     26,194,000
                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization         (7,405,000)    (6,422,000)
 Amortization of note discount                  -       (621,000)
                                     ------------   ------------

  Total deferred tax liabilities       (7,405,000)    (7,043,000)
                                     ------------   ------------

Net deferred tax asset                 18,822,000     19,151,000
Valuation allowance                   (15,741,000)   (15,727,000)
                                     ------------   ------------

                                     $  3,081,000   $  3,424,000
                                     ============   ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(6) TRANSACTIONS WITH RELATED PARTIES

    HCC has advanced funds to GBCC totaling $6,750,000 as of both June 30, 1998 and December 31, 1997. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. An additional $250,000 note became due on April 1, 1998 for which payment has not been received. This advance continues to bear interest at the rate of 14% per annum, payable semiannually. Interest receivable amounting to $1,244,000 and $839,000 is included in due from affiliates on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997, respectively. The payment of principal and interest to HCC on such borrowings is subject to the approval of the New Jersey Casino Control Commission. Interest income accrued on loans and advances to GBCC amounted to $235,000 during each of the three month periods ended June 30, 1998 and 1997 and $467,000 and $502,000, respectively, during the six months ended June 30, 1998 and 1997.

    In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. HCC incurred interest expense with respect to the note amounting to $113,000 and $229,000, respectively, during the three and six month periods ended June 30, 1998. Such interest expense incurred by HCC during the three month period ended June 30, 1997 totaled $131,000. Accrued interest of $36,000 and $41,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    Prior to December 31, 1996, when GBCC and its subsidiaries were members of the HCC consolidated group, it was anticipated that one of HCC's primary methods of realizing the carrying value of the PPI Funding Notes would be through the utilization of NOL's of GBCC. As a result of HCC's distribution of GBCC stock at December 31, 1996, GBCC's NOL's are no longer available for utilization in HCC's consolidated federal income tax returns; accordingly, HCC provided a valuation allowance in the amount of $18,741,000 at December 31, 1996 which reduced the carrying amount of the PPI Funding Notes to their estimated realizable value of $35,597,000 at that date. As a result of GBHC's Chapter 11 filing discussed above, HCC took an additional write down during 1997, further reducing the carrying amount of the PPI Funding Notes at both June 30, 1998 and December 31, 1997 to an estimated realizable value of $12,322,000. Management presently anticipates that the remaining balance will be realized through a combination of additional asset acquisitions from GBCC and its subsidiaries and repayments from GBCC.

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

    HCT incurs a monthly consulting fee of $100,000 pursuant to a ten-year consulting agreement with a GBCC subsidiary. Such fees amounted to $300,000 during each of the three month periods ended June 30, 1998 and 1997 and $600,000 during each of the six month periods ended June 30, 1998 and 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, provides computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. ACSC's billings for such products and services amounted to $358,000 and $157,000, respectively, for the three month periods ended June 30, 1998 and 1997 and $662,000 and $324,000, respectively, for the six month periods ended June 30, 1998 and 1997. Unpaid charges included in due to affiliates on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997 amounted to $91,000 and $66,000, respectively.

    Many of the marketing and administrative services now provided by ACSC were previously provided to HCC and its subsidiaries by GBHC. Such charges amounted to $253,000 and $521,000, respectively, during the three and six month periods ended June 30, 1997.

    HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to a services agreement. Such allocated costs and fees amounted to $275,000 and $277,000, respectively, for the three month periods ended June 30, 1998 and 1997 and $571,000 and $963,000, respectively, for the six month periods ended June 30, 1998 and 1997. In connection with such charges, receivables in the amount of $88,000 and $156,000 are included in due from affiliates on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997, respectively.

    In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charter by third parties. The aircraft was sold during the first quarter of 1997. Subsequent to the sale, HCC has occasionally chartered aircraft from the maintenance company. No such charter fees were incurred during the three or six month periods ended June 30, 1998; charter fees, expenses and commissions totaled $3,000 and $256,000, respectively, during the three and six month periods ended June 30, 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(7)  COMMITMENTS AND CONTINGENCIES

 INCOME TAXES -

     The Company has recently been advised that it may have to modify its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. The revised tax treatment may result in the Company being required to recognize additional taxable income for 1996 and succeeding periods. The Company has not yet been able to reasonably estimate the amount of additional taxable income, if any, that might be required to be recognized for such period; however, the amount of additional taxable income to be recognized may be material (see Note 5).

 GROUND LEASE -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During the three month periods ended June 30, 1998 and 1997, HCT expensed $946,000 and $1,040,000, respectively, in connection with the ground lease. Such expenses amounted to $1,886,000 and $1,968,000, respectively, during the six month periods ended June 30, 1998 and 1997.

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

(9)  LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 7); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,093,000 and $991,000, respectively, at June 30, 1998 and December 31, 1997.

(10) RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                       JUNE 30,     DECEMBER 31,
                                                         1998           1997
                                                     -------------  -------------

Current Assets:
 Cash and cash equivalents                           $ 10,057,000   $  9,491,000
 Short-term investments                                 1,186,000      2,103,000
 Accounts receivable, net of allowances
  of $654,000 and $483,000, respectively                1,226,000      1,603,000
 Inventories                                              674,000        794,000
 Deferred income taxes                                  1,569,000      1,336,000
 Due from affiliates                                       72,000        558,000
 Prepaid expenses and other current assets              1,112,000        932,000
                                                     ------------   ------------
  Total current assets                                 15,896,000     16,817,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,165,000      3,165,000
 Buildings and improvements                            46,205,000     46,205,000
 Riverboats                                            36,970,000     36,970,000
 Operating equipment                                   33,948,000     32,159,000
 Construction in progress                                 614,000        534,000
                                                     ------------   ------------
                                                      120,902,000    119,033,000
 Less - accumulated depreciation and amortization     (37,624,000)   (33,919,000)
                                                     ------------   ------------
  Net property and equipment                           83,278,000     85,114,000
                                                     ------------   ------------
Other Assets                                            2,120,000      2,140,000
                                                     ------------   ------------
                                                     $101,294,000   $104,071,000
                                                     ============   ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                              JUNE 30,    DECEMBER 31,
                                                1998          1997
                                            ------------  ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  5,881,000  $  6,624,000
 Accounts payable                              2,573,000     2,023,000
 Accrued liabilities -
  Salaries and wages                           2,037,000     2,228,000
  Interest                                     1,124,000     1,192,000
  Gaming and other taxes                       5,611,000       938,000
  Insurance                                    1,218,000     1,115,000
  Other                                        1,304,000     1,120,000
 Due to affiliates                               662,000     2,185,000
 Other current liabilities                     1,238,000     1,209,000
                                            ------------  ------------

  Total current liabilities                   21,648,000    18,634,000
                                            ------------  ------------

Long-Term Debt                                29,007,000    31,507,000
                                            ------------  ------------

Capital Lease Obligations                     20,562,000    20,841,000
                                            ------------  ------------

Deferred Income Taxes                          4,777,000     4,141,000
                                            ------------  ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000        15,000
 Additional paid-in capital                   24,541,000    24,541,000
 Retained earnings                               744,000     4,392,000
                                            ------------  ------------

  Total shareholder's equity                  25,300,000    28,948,000
                                            ------------  ------------

                                            $101,294,000  $104,071,000
                                            ============  ============


     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      --------------------------
                                          1998          1997
                                      ------------  ------------

Revenues:
 Casino                               $38,548,000   $37,377,000
 Food and beverage                      3,373,000     3,446,000
 Other                                    632,000       454,000
                                      -----------   -----------

                                       42,553,000    41,277,000
 Less - promotional allowances         (2,460,000)   (2,346,000)
                                      -----------   -----------

 Net revenues                          40,093,000    38,931,000
                                      -----------   -----------

Expenses:
 Casino                                27,755,000    24,725,000
 Food and beverage                      1,121,000     1,200,000
 Other                                    301,000       415,000
 General and administrative             2,571,000     2,745,000
 Depreciation and amortization          1,899,000     1,873,000
                                      -----------   -----------

  Total expenses                       33,647,000    30,958,000
                                      -----------   -----------

Income from operations                  6,446,000     7,973,000
                                      -----------   -----------

Non-operating income (expenses):
 Interest income                           26,000        40,000
 Interest expense                      (1,511,000)   (1,744,000)
 Loss on disposal of assets                (5,000)            -
                                      -----------   -----------

  Total non-operating expense, net     (1,490,000)   (1,704,000)
                                      -----------   -----------

Income before income taxes              4,956,000     6,269,000

Income tax provision                   (1,895,000)   (2,417,000)
                                      -----------   -----------

Net income                            $ 3,061,000   $ 3,852,000
                                      ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------
                                          1998          1997
                                      ------------  ------------

Revenues:
 Casino                               $75,651,000   $76,236,000
 Food and beverage                      6,606,000     6,762,000
 Other                                  1,254,000       869,000
                                      -----------   -----------

                                       83,511,000    83,867,000
 Less - promotional allowances         (4,698,000)   (4,586,000)
                                      -----------   -----------

 Net revenues                          78,813,000    79,281,000
                                      -----------   -----------

Expenses:
 Casino                                53,716,000    50,364,000
 Food and beverage                      2,323,000     2,400,000
 Other                                    623,000       816,000
 General and administrative             6,352,000     6,778,000
 Depreciation and amortization          3,823,000     3,726,000
                                      -----------   -----------

  Total expenses                       66,837,000    64,084,000
                                      -----------   -----------

Income from operations                 11,976,000    15,197,000
                                      -----------   -----------

Non-operating income (expenses):
 Interest income                           62,000        76,000
 Interest expense                      (3,101,000)   (3,506,000)
 Loss on disposal of assets                (3,000)            -
                                      -----------   -----------

  Total non-operating expense, net     (3,042,000)   (3,430,000)
                                      -----------   -----------

Income before income taxes              8,934,000    11,767,000

Income tax provision                   (3,415,000)   (4,484,000)
                                      -----------   -----------

Net income                            $ 5,519,000   $ 7,283,000
                                      ===========   ===========


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                     --------------------------------
                                                                           1998             1997
                                                                     -----------------  -------------
OPERATING ACTIVITIES:
 Net income                                                              $  5,519,000   $  7,283,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                             3,823,000      3,726,000
  Provision for doubtful accounts                                             167,000         95,000
  Loss on disposal of assets                                                    3,000              -
  Deferred income tax provision                                               403,000      1,225,000
  Decrease in receivables                                                     210,000        252,000
  Increase (decrease) in accounts payable and accrued liabilities           5,251,000       (764,000)
  Net change in affiliate accounts                                         (1,037,000)      (349,000)
  Net change in other current assets and liabilities                          (31,000)       440,000
  Net change in other assets and liabilities                                   20,000        (88,000)
                                                                         ------------   ------------

 Net cash provided by operating activities                                 14,328,000     11,820,000
                                                                         ------------   ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                                       (1,990,000)    (1,164,000)
 Short-term investments                                                       917,000              -
                                                                         ------------   ------------

 Net cash used in investing activities                                     (1,073,000)    (1,164,000)
                                                                         ------------   ------------
FINANCING ACTIVITIES:
 Repayments of debt                                                        (3,231,000)    (1,550,000)
 Payments on capital lease obligations                                       (291,000)      (243,000)
 Dividends                                                                 (9,167,000)    (9,828,000)
                                                                         ------------   ------------

 Net cash used in financing activities                                    (12,689,000)   (11,621,000)
                                                                         ------------   ------------

 Net increase (decrease) in cash and cash equivalents                         566,000       (965,000)

 Cash and cash equivalents at beginning of period                           9,491,000      9,034,000
                                                                         ------------   ------------

 Cash and cash equivalents at end of period                              $ 10,057,000   $  8,069,000
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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)   ORGANIZATION AND BUSINESS

     Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois
(the "Aurora Casino").   In May 1992, HCC, which was then wholly owned by
members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. Prior to December 31, 1996, HCC also owned approximately 80% of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation. Prior to April 1, 1997, subsidiaries of GBCC held the management services contract for the Aurora Casino (see Note 5). A GBCC subsidiary continues to have a limited partnership interest in the entity which holds such management contract.

     On June 17, 1993, the Illinois Gaming Board (the "IGB") issued HCA a temporary operating permit and the Aurora Casino commenced operations. The IGB issued HCA an owner's license on July 20, 1993 pursuant to the Illinois Riverboat Gambling Act. HCA's current owner's license was renewed in July 1998 for a period of one year. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee's gaming revenues. HCA expenses such gaming taxes based on its anticipated annual effective tax rate.

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

     The financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of June 30, 1998, the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     HCA's long-term indebtedness consists of the following:

                                                 JUNE 30,    DECEMBER 31,
                                                   1998          1997
                                               ------------  -------------

     12 3/4% Promissory Note to HCC, due on
      November 1, 2003  (a)                    $34,007,000    $36,507,000
     Promissory note to bank (b)                         -        350,000
     Equipment loans (c)                            32,000        413,000
                                               -----------    -----------

     Total indebtedness                         34,039,000     37,270,000
     Less - current maturities                  (5,032,000)    (5,763,000)
                                               -----------    -----------

     Total long-term debt                      $29,007,000    $31,507,000
                                               ===========    ===========

------------------

(a) The intercompany note accrues interest at the rate of 12 3/4% per annum payable semiannually on October 15 and April 15 of each year and requires semiannual principal repayments of $2,500,000

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    commencing October 15, 1997 with the balance of the note due November 1, 2003. The note is pledged as security with respect to HCC's 12 3/4% Senior Secured Notes due in 2003. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a first mortgage limited to the outstanding principal amount of the intercompany note on substantially all of the assets of HCA and by a pledge of the capital stock of HCA.

(b) The promissory note accrued interest at the bank's prime lending rate plus 1% per annum and was repaid in 1998.

(c) HCA financed the purchase of certain equipment from vendors through the issuance of note obligations totaling $2,985,000. The promissory notes are payable in monthly installments, including interest at the approximate rate of 12 1/4% per annum, and mature in 1998.

    As of June 30, 1998, future maturities of long-term debt are as follows:

          1998 (six months)    $ 2,532,000
          1999                   5,000,000
          2000                   5,000,000
          2001                   5,000,000
          2002                   5,000,000
          Thereafter            11,507,000
                               -----------

                               $34,039,000
                               ===========

     Interest paid for the six month periods ended June 30, 1998 and 1997 amounted to $3,169,000 and $3,543,000, respectively.

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

     HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% and expired in 1998. Assets under capital lease agreements with an original cost of $27,358,000 and $2,446,000 are included in buildings and improvements and in operating equipment, respectively, on the accompanying balance sheets at both June 30, 1998 and December 31, 1997. Amortization expense with respect to these assets amounted to $246,000 and $216,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $491,000 and $597,000, respectively, during the six month periods ended June 30, 1998 and 1997.

     Future minimum lease payments under capital lease obligations as of June 30, 1998 are as follows:


   1998 (six months)                                               $ 1,378,000
   1999                                                              2,457,000
   2000                                                              2,483,000
   2001                                                              2,532,000
   2002                                                              2,643,000
   Thereafter                                                       24,076,000
                                                                   -----------

   Total minimum lease payments                                     35,569,000
   Less amount representing interest                               (14,158,000)
                                                                   -----------


   Present value of future minimum lease payments                   21,411,000
   Current capital lease obligation                                   (849,000)
                                                                   -----------

   Long-term capital lease obligation                              $20,562,000
                                                                   ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(4)  INCOME TAXES

     HCA's provision for income taxes consists of the following:


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                         JUNE 30,
                                          -------------------------   ------------------------------
                                              1998          1997            1998             1997
                                          -----------   -----------   ----------------   -----------
   Current:
     Federal                              $(1,686,000)  $(1,673,000)       $(2,691,000)  $(2,908,000)
     State                                   (201,000)     (201,000)          (321,000)     (351,000)
   Deferred:
     Federal                                   (8,000)     (487,000)          (361,000)   (1,099,000)
     State                                          -       (56,000)           (42,000)     (126,000)
                                          -----------   -----------   ----------------   -----------

                                          $(1,895,000)  $(2,417,000)       $(3,415,000)  $(4,484,000)
                                          ===========   ===========   ================   ===========

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal income taxes amounting to $1,961,000 and $1,826,000, respectively, and state income taxes amounting to $327,000 and $196,000, respectively, during the six month periods ended June 30, 1998 and 1997. Deferred taxes are computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



     The components of HCA's net deferred tax liability at June 30, 1998 and December 31, 1997 are as follows:


                                           JUNE 30,    DECEMBER 31,
                                             1998          1997
                                         ------------  -------------

    Deferred tax assets:
      Allowance for doubtful accounts    $   246,000    $   182,000
      Other liabilities and reserves       1,445,000      1,271,000
                                         -----------    -----------

        Total deferred tax assets          1,691,000      1,453,000
                                         -----------    -----------

    Deferred tax liabilities:
      Depreciation and amortization       (4,899,000)    (4,258,000)
                                         -----------    -----------

    Net deferred tax liability           $(3,208,000)   $(2,805,000)
                                         ===========    ===========

     Receivables and payables in connection with the aforementioned tax allocation agreements at June 30, 1998 and December 31, 1997 are as follows:


                                JUNE 30,     DECEMBER 31,
                                  1998          1997
                               -----------   ------------
   Deferred tax assets         $ 1,402,000   $ 1,194,000
   Due (to) from affiliates       (192,000)      538,000
   Deferred tax liabilities     (4,269,000)   (3,700,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a management services agreement, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership which, prior to April 1, 1997, was wholly owned by GBCC. Effective as of April 1, 1997, HCC acquired the general partnership interest in PML. The base management fee is equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $1,279,000 and $1,445,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $3,825,000 and $4,172,000, respectively, during the six month periods ended June 30, 1998 and 1997. Management and incentive fees payable at June 30, 1998 and December 31, 1997 were $607,000 and $2,130,000, respectively.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     HCA incurred interest with respect to its promissory note payable to HCC (see Note 2) amounting to $1,097,000 and $1,244,000, respectively, for the three month periods ended June 30, 1998 and 1997 and $2,260,000 and $2,487,000, respectively, during the six month periods ended June 30, 1998 and 1997. Interest payable to HCC on such notes amounted to $915,000 and $983,000 at June 30, 1998 and December 31, 1997, respectively, and is included in accrued interest payable on the accompanying balance sheets.

     HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. In addition, HCA is reimbursed by HCC and GBCC for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA totaling $26,000 and $119,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $160,000 and $250,000, respectively, during the six month periods ended June 30, 1998 and 1997. At June 30, 1998 and December 31, 1997, HCA had net receivables of $17,000 and net payables of $36,000, respectively, with respect to such transactions.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                        JUNE 30,     DECEMBER 31,
                                                          1998           1997
                                                      -------------  -------------
Current Assets:
 Cash and cash equivalents                            $ 15,041,000   $ 11,851,000
 Short-term investments                                  3,876,000      3,876,000
 Accounts receivable, net of allowances of
  $788,000 and $705,000, respectively                    1,226,000      1,510,000
 Inventories                                               551,000        660,000
 Deferred income taxes                                   1,203,000      1,632,000
 Prepaid expenses and other current assets               1,039,000      1,129,000
                                                      ------------   ------------

  Total current assets                                  22,936,000     20,658,000
                                                      ------------   ------------

Property and Equipment:
 Land                                                    3,456,000      3,456,000
 Buildings                                              73,691,000     73,422,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    37,931,000     37,588,000
 Construction in progress                                1,218,000        688,000
                                                      ------------   ------------

                                                       118,820,000    117,678,000
  Less - accumulated depreciation and amortization     (35,091,000)   (31,760,000)
                                                      ------------   ------------

 Net property and equipment                             83,729,000     85,918,000
                                                      ------------   ------------

Other Assets:
 Land rights                                             7,352,000      7,454,000
 Other assets                                            5,303,000      4,697,000
                                                      ------------   ------------

  Total other assets                                    12,655,000     12,151,000
                                                      ------------   ------------

                                                      $119,320,000   $118,727,000
                                                      ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                             JUNE 30,     DECEMBER 31,
                                               1998           1997
                                           -------------  -------------

Current Liabilities:
 Current maturities of long-term debt      $    608,000   $    485,000
 Accounts payable                               782,000      1,372,000
 Accrued liabilities -
  Salaries and wages                          1,386,000      1,579,000
  Interest                                      476,000        476,000
  Gaming and other taxes                      1,105,000      1,230,000
  Insurance                                   1,890,000      1,553,000
  Other                                       2,183,000      1,627,000
 Other current liabilities                      935,000      1,325,000
                                           ------------   ------------

 Total current liabilities                    9,365,000      9,647,000
                                           ------------   ------------

Long-Term Debt                               85,188,000     85,198,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                 -              -
 Additional paid-in capital                  34,637,000     34,637,000
 Accumulated deficit                         (9,870,000)   (10,755,000)
                                           ------------   ------------

  Total shareholder's equity                 24,767,000     23,882,000
                                           ------------   ------------

                                           $119,320,000   $118,727,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                           THREE MONTHS ENDED
                                                JUNE 30,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------

Revenues:
 Casino                                $23,788,000   $24,838,000
 Rooms                                   2,501,000     2,553,000
 Food and beverage                       3,805,000     3,562,000
 Other                                     335,000       310,000
                                       -----------   -----------

                                        30,429,000    31,263,000
 Less - promotional allowances          (4,184,000)   (3,909,000)
                                       -----------   -----------

   Net revenues                         26,245,000    27,354,000
                                       -----------   -----------

Expenses:
 Casino                                 18,095,000    17,785,000
 Rooms                                     453,000       461,000
 Food and beverage                       1,052,000     1,001,000
 Other                                     346,000       354,000
 General and administrative              1,450,000     1,434,000
 Depreciation and amortization           2,040,000     2,680,000
                                       -----------   -----------

   Total expenses                       23,436,000    23,715,000
                                       -----------   -----------

Income from operations                   2,809,000     3,639,000
                                       -----------   -----------

Non-operating income (expenses):
 Interest income                           146,000        54,000
 Interest expense                       (2,744,000)   (2,757,000)
 Loss on disposal of assets                (58,000)            -
                                       -----------   -----------

   Total non-operating expense, net     (2,656,000)   (2,703,000)
                                       -----------   -----------

Income before income taxes                 153,000       936,000
Income tax benefit                               -       845,000
                                       -----------   -----------

Net income                             $   153,000   $ 1,781,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                            SIX MONTHS ENDED
                                                JUNE 30,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------

Revenues:
 Casino                                $46,591,000   $49,514,000
 Rooms                                   4,508,000     4,728,000
 Food and beverage                       7,353,000     6,960,000
 Other                                     615,000       576,000
                                       -----------   -----------

                                        59,067,000    61,778,000
 Less - promotional allowances          (7,750,000)   (7,445,000)
                                       -----------   -----------

   Net revenues                         51,317,000    54,333,000
                                       -----------   -----------

Expenses:
 Casino                                 34,506,000    34,617,000
 Rooms                                     898,000       919,000
 Food and beverage                       2,023,000     2,009,000
 Other                                     670,000       685,000
 General and administrative              3,007,000     2,880,000
 Depreciation and amortization           4,060,000     5,431,000
                                       -----------   -----------

   Total expenses                       45,164,000    46,541,000
                                       -----------   -----------

Income from operations                   6,153,000     7,792,000
                                       -----------   -----------

Non-operating income (expenses):
 Interest income                           268,000       105,000
 Interest expense                       (5,475,000)   (5,530,000)
 Loss on disposal of assets                (61,000)            -
                                       -----------   -----------

   Total non-operating expense, net     (5,268,000)   (5,425,000)
                                       -----------   -----------

Income before income taxes                 885,000     2,367,000
Income tax benefit                               -       845,000
                                       -----------   -----------

Net income                             $   885,000   $ 3,212,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                            -------------------------------
                                                                  1998             1997
                                                            -----------------  ------------

OPERATING ACTIVITIES:
 Net income                                                      $   885,000   $ 3,212,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                   4,060,000     5,431,000
   Provision for doubtful accounts                                   299,000       240,000
   Loss on disposal of assets                                         61,000             -
   Deferred income tax benefit                                       (99,000)     (845,000)
   (Increase) decrease in accounts receivable                        (15,000)       34,000
   Decrease in accounts payable
     and accrued liabilities                                         (15,000)   (2,916,000)
   Net change in other current assets and liabilities               (191,000)     (212,000)
   Net change in other noncurrent assets and liabilities            (184,000)      487,000
                                                                 -----------   -----------

     Net cash provided by operating activities                     4,801,000     5,431,000
                                                                 -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                              (1,739,000)   (1,043,000)
 Proceeds from disposal of assets                                     15,000             -
 Investment in unconsolidated affiliate                                    -    (2,000,000)
                                                                 -----------   -----------

   Net cash used in investing activities                          (1,724,000)   (3,043,000)
                                                                 -----------   -----------

FINANCING ACTIVITIES:
 Borrowings on credit facility                                       398,000             -
 Repayments of long-term debt                                       (285,000)     (177,000)
 Payments on capital lease obligations                                     -      (951,000)
                                                                 -----------   -----------

   Net cash provided by (used in) financing activities               113,000    (1,128,000)
                                                                 -----------   -----------

   Net increase in cash and cash equivalents                       3,190,000     1,260,000
     Cash and cash equivalents at  beginning of period            11,851,000     9,321,000
                                                                 -----------   -----------

     Cash and cash equivalents at end of period                  $15,041,000   $10,581,000
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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course is presently scheduled for completion in late 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997.

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

     The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of June 30, 1998, the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:


                                 JUNE 30,    DECEMBER 31,
                                   1998          1997
                                   ----          ----

 Promissory notes to HCC (a)    $84,045,000   $84,045,000
 Equipment loans (b)              1,362,000     1,638,000
 Bank credit facility (c)           389,000             -
                                -----------   -----------

   Total indebtedness            85,796,000    85,683,000
  Less - current maturities        (608,000)     (485,000)
                                -----------   -----------

   Total long-term debt         $85,188,000   $85,198,000
                                ===========   ===========

---------------

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

(b) The loans outstanding at June 30, 1998 are payable monthly including interest at effective rates ranging from 7.8% to 12.9% per annum and mature at various dates between 1999 and 2001.

(c) HCT has a bank credit facility in the amount of $1,300,000 available to borrow against until September 30, 1998. HCT borrowed $398,000 under the credit facility in April 1998 at the rate of 8.875% per annum; no borrowings were outstanding under the credit facility at December 31, 1997. Borrowings under the credit facility are to be repaid in monthly installments over a period of 36 months and accrue interest at the bank's prime lending rate plus 1/4% per annum subject to a minimum of 8.875%. Such borrowings are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the maintenance of certain balances in addition to the provision of certain financial reports.

  Scheduled payments of long-term debt as of June 30, 1998 are set forth below:

          1998 (six months)    $   279,000
          1999                     675,000
          2000                     632,000
          2001                     165,000
          2002                           -
          Thereafter            84,045,000
                               -----------

          Total                $85,796,000
                               ===========

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     Interest paid amounted to $5,475,000 and $7,316,000, respectively, during the six month periods ended June 30, 1998 and 1997.

(3)  CAPITAL LEASES

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,814,000 are included in operating equipment on the accompanying consolidated balance sheets at both June 30, 1998 and December 31, 1997. Amortization expense was $87,000 and $263,000, respectively, for the three month periods ended June 30, 1998 and 1997 and $174,000 and $526,000, respectively, for the six month periods ended June 30, 1998 and 1997. Accumulated amortization at June 30, 1998 and December 31, 1997 with respect to these assets amounted to $4,690,000 and $4,516,000, respectively. No future payment obligations exist with respect to such capital leases.

(4)  INCOME TAXES

     Components of HCT's benefit for income taxes consist of the following:

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                      ---------------------  -----------------------
                                        1998        1997        1998        1997
                                      ---------  ----------  ----------  -----------

(Provision for) benefit in lieu of
 federal income taxes:
 Current                              $(46,000)  $(235,000)  $(114,000)  $ (543,000)
 Deferred                              (19,000)    372,000    (215,000)     185,000
Valuation allowance                     65,000     708,000     329,000    1,203,000
                                      --------   ---------   ---------   ----------

                                      $      -   $ 845,000   $       -   $  845,000
                                      ========   =========   =========   ==========

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal taxes in the amount of $57,000 and $158,000, respectively, during the six month periods ended June 30, 1998 and 1997. HCT paid no state income taxes during either of the six month periods ended June 30, 1998 or 1997.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

     HCT has tax net operating loss carryforwards ("NOL's") totaling approximately $15,000,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 1997 and the first six months of 1998 and the expectation of future taxable income, management believes that it is more likely than not that at least a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,206,000 and $2,107,000 at June 30, 1998 and December 31, 1997, respectively. The ultimate recognition of the current amount of deferred tax assets is dependent on HCT's ability to generate approximately $6,500,000 of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

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

                       HWCC-TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



     The components of the deferred tax assets are as follows:

                                                       JUNE 30,    DECEMBER 31,
                                                         1998          1997
                                                     ------------  -------------
     Deferred tax assets:
       Net operating loss carryforwards              $ 5,086,000    $ 5,200,000
       Alternative minimum tax credit carryforward       325,000        226,000
       Allowance for doubtful accounts                   268,000        240,000
       Other liabilities and accruals                  1,223,000      1,108,000
                                                     -----------    -----------

         Total deferred tax assets                     6,902,000      6,774,000

     Deferred tax liabilities:
       Depreciation and amortization                  (2,455,000)    (2,097,000)
                                                     -----------    -----------

     Net deferred tax asset                            4,447,000      4,677,000
     Valuation allowance                              (2,241,000)    (2,570,000)
                                                     -----------    -----------

                                                     $ 2,206,000    $ 2,107,000
                                                     ===========    ===========

     Receivables in connection with HCT's federal income taxes are included on the accompanying consolidated financial statements as follows:

                                                      JUNE 30,      DECEMBER 31,
                                                        1998            1997
                                                     ----------     ------------

       Accounts receivable                           $  226,000     $    268,000
       Deferred income taxes                          1,203,000        1,632,000
       Other noncurrent assets                        1,003,000          475,000

(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 during each of the three month periods ended June 30, 1998 and 1997 and $600,000 during each of the six month periods ended June 30, 1998 and 1997.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and

                       HWCC-TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month and reimburses ACSC for its direct costs and expenses incurred under the agreement. Since the latter part of 1997, ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $232,000 and $133,000, respectively, for the three month periods ended June 30, 1998 and 1997 and $378,000 and $244,000, respectively, for the six month periods ended June 30, 1998 and 1997. At June 30, 1998 and December 31, 1997, HCT had payables of $48,000 and $44,000, respectively, included in accounts payable with respect to such charges.

     Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performed certain administrative and marketing services on behalf of HCT during most of 1997 and continues to perform limited services. Fees charged to HCT by GBHC totaled $1,000 and $158,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $12,000 and $340,000, respectively, during the six month periods ended June 30, 1998 and 1997.

     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. Such charges amounted to $58,000 and $119,000, respectively, for the three month periods ended June 30, 1998 and 1997 and $102,000 and $215,000, respectively, for the six month periods ended June 30, 1998 and 1997. At June 30, 1998 and December 31, 1997, HCT had payables of $63,000 and $43,000, respectively, included in accounts payable with respect to such charges.

(6)  COMMITMENTS AND CONTINGENCIES

 GROUND LEASE -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. For the three month periods ended June 30, 1998 and 1997, HCT expensed $946,000 and $1,040,000, respectively, in connection with the ground lease. Such expenses totaled $1,886,000 and $1,968,000, respectively, during the six month periods ended June 30, 1998 and 1997.

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

(7)  LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 6); such amortization commenced with the opening of the Tunica Casino. Management presently

                       HWCC-TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,093,000 and $991,000, respectively, at June 30, 1998 and December 31, 1997.

(8)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

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

RESULTS OF OPERATIONS

     HCC had net revenues for the three month period ended June 30, 1998 of $66.4 million, a slight increase from $66.3 million during the same period of 1997. The increase reflects an improvement in net revenues at the Aurora Casino of $1.2 million (3%) partially offset by a decrease in net revenues at the Tunica Casino of $1.1 million (4.1%).

     Consolidated operating expenses increased by $2.3 million to $58.3 million during the three month period ended June 30, 1998 from $56 million during the same period of 1997. Consequently, HCC's income from operations decreased by $2.2 million (21.9%) during the second quarter of 1998 compared to the same period of 1997. Income from operations after management fees at the Aurora Casino decreased by $1.5 million to $6.4 million during the three month period ended June 30, 1998 compared with the same period of 1997 due primarily to increases in gaming taxes. Income from operations after consulting fees at the Tunica Casino decreased by $830,000 to $2.8 million due primarily to increased competition and a lower than expected table games hold percentage (see "Tunica Casino - Gaming Operations" below).

     Net revenues of HCC for the six month period ended June 30, 1998 amounted to $130.2 million, a 2.7% decrease from $133.8 million during the same period of 1997. The decrease includes reductions in net revenues at the Aurora Casino of $468,000 (less than 1%) and at the Tunica Casino of $3 million (5.6%).

     HCC's operating expenses decreased by $1.2 million to $113.1 million during the six month period ended June 30, 1998 from $114.3 million during the same period of 1997. As a result, HCC's income from operations decreased by $2.5 million (12.6%) during the first six months of 1998 compared to the same period of 1997. Due to the same reason noted above, income from operations after management fees at the Aurora Casino decreased by $3.2 million to $12 million during the six month period ended June 30, 1998 compared with the same period of 1997 and income from operations after consulting fees at the Tunica Casino decreased by $1.6 million to $6.2 million.

AURORA CASINO

     GENERAL

     Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $7.7 million and $15.8 million, respectively, for the three and six month periods ended June 30, 1998

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



compared to $9.4 million and $19.4 million, respectively, during the same periods of 1997. Such decreases are primarily due to an increase in the Illinois wagering tax rate which took effect on January 1, 1998. The new tax structure consists of a graduated tax rate system with rates ranging from 15% to 35% based on total adjusted gross receipts. As a result of the tax rate increase, gaming revenue taxes for the three and six month periods ending June 30, 1998 were higher by $2.9 million (38.8%) and $5.1 million (33.3%), respectively, than for the corresponding periods in 1997. Such increased taxes resulted despite gaming revenues increasing by only 3% during the three month period ended June 30, 1998 and declining slightly during the six month period ended June 30, 1998 compared to the corresponding periods of the prior year. The decreases are also attributable to increased competition from the opening in northern Indiana of two riverboat gaming operations during April and August 1997. These two operations added approximately 3,700 new gaming positions to the Chicago market area, an increase of nearly 35%.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and six month periods ended June 30, 1998 and 1997.

                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                ---------------------------   -------------------------------
                                    1998           1997           1998             1997
                                ------------   ------------   ------------   ----------------
REVENUES:
 Table games                    $ 10,756,000   $ 11,634,000   $ 22,166,000       $ 23,968,000
 Slot machines                    27,253,000     25,577,000     52,277,000         52,102,000
 Poker revenues                      539,000        166,000      1,208,000            166,000
                                ------------   ------------   ------------       ------------

  Total                         $ 38,548,000   $ 37,377,000   $ 75,651,000       $ 76,236,000
                                ============   ============   ============       ============

TABLE GAMES:
 Gross wagering (drop) (1)      $ 60,151,000   $ 65,636,000   $123,048,000       $135,321,000
 Hold percentage (2)                    17.9%          17.7%            18%              17.7%

SLOT MACHINES:
 Gross wagering (handle) (1)    $492,286,000   $465,501,000   $937,109,000       $936,159,000
 Hold percentage (2)                     5.5%           5.5%           5.6%               5.6%
-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

     Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $21.3 million (4%) during the second quarter of 1998 compared to the same period of 1997 offsetting much of the first quarter 1998 decrease of $32.6 million. Consequently, gross wagering

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



decreased $11.3 million (1.1%) during the six month period ended June 30, 1998 compared to the same period of 1997. The three month increase results from increased marketing and promotional programs introduced in the second quarter of 1998 to recapture market share in the Chicago area. The first quarter decrease resulted from reductions in patron volume due to changes in the Aurora Casino's cruising schedule. In an effort to reduce unprofitable operations and capitalize on profitable cruises in response to the increased wagering tax discussed above, the smaller of the Aurora casino's two riverboats ceased operating daytime cruises on weekdays during January and February; however, all cruises resumed in March. The overall decline in patron volume is also attributable to increased competition in the Chicago market due to the opening of two new casinos in northern Indiana in April and August 1997.

     REVENUES

     Casino revenues increased $1.2 million (3.1%) during the second quarter of 1998 compared to the same period of 1997, but decreased slightly during the six month period ended June 30, 1998 compared to the same period of 1997. Table game revenues decreased $878,000 (7.5%) during the second quarter of 1998 compared to the 1997 period as the 8.4% decrease in drop was partially offset by an increase in the table game hold percentage to 17.9% from 17.7%. Table game revenues decreased $1.8 million (7.5%) during the first six months of 1998 compared to the 1997 period as the 9.1% decrease in drop was partially offset by an increase in the table game hold percentage to 18% from 17.7%. The 5.8% increase in slot machine handle during the second quarter of 1998 resulted in a three month slot machine revenue increase of $1.7 million (6.6%) compared to the same period of 1997. Neither slot machine handle nor the slot machine hold percentage changed significantly during the first six months of 1998 compared to the prior year period; consequently, six month slot machine revenues were virtually flat. Casino revenues were also favorably impacted by the introduction of poker during the second quarter of 1997, which generated casino revenues of $539,000 and $1.2 million, respectively, for the three and six month periods ended June 30, 1998. Such revenues amounted to $166,000 for the three month period ended June 30, 1997.

     Food and beverage revenues at the Aurora Casino did not change significantly during the three or six month periods ended June 30, 1998 compared to the same periods of 1997. Other revenues increased $178,000 (39.2%) and $385,000 (44.3%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997 due to management's decision to begin charging valet parking and garage fees in 1998.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 61.4% and 59.8%, respectively, during the three and six month periods ended June 30, 1998 compared to 60.2% and 60.1%, respectively, during the three and six month periods ended June 30, 1997. The three month increase reflects an increase in promotional activities designed to recapture market share following a decrease in such activities during the first quarter of 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)




     DEPARTMENTAL EXPENSES

     Casino expenses increased $3 million (12.3%) and $3.4 million (6.7%), respectively, during the three and six month periods ended June 30, 1998 compared to the corresponding periods in 1997. Such increases are attributable to the wagering tax increase discussed above, partially offset by overall reductions in payroll and marketing costs. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee's gaming revenues. The Aurora Casino expenses such gaming taxes based on its anticipated annual effective tax rate.

     Food and beverage expenses decreased $79,000 (6.6%) during the three month period ended June 30, 1998 compared to the 1997 period and decreased slightly during the six month period ended June 30, 1998 compared to 1997 due to increased allocations to the casino department as a result of promotional activities. Other expenses decreased $114,000 (27.5%) and $193,000 (23.7%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997. Such decreases reflect reductions in personnel and other expenses resulting from the Aurora Casino's reduced cruising schedule during the first quarter and increased allocations to the casino department during the second quarter.

TUNICA CASINO

     GENERAL

     Income from operations at the Tunica Casino amounted to $2.8 million and $6.2 million, respectively, for the three and six month periods ended June 30, 1998 compared to $3.6 million and $7.8 million, respectively, during the same periods of 1997. The decreases are primarily attributable to lower than expected table games hold percentages and to increased competition in the Tunica market resulting from the opening of approximately 1,700 new hotel rooms by competitors in the fourth quarter of 1997 and early 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and six month periods ended June 30, 1998 and 1997.

                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                ---------------------------   -------------------------------
                                    1998           1997           1998             1997
                                ------------   ------------   ------------   ----------------
CASINO REVENUES:
 Table games                    $  2,946,000   $  4,052,000   $  6,389,000   $  8,416,000
 Slot machines                    20,556,000     20,521,000     39,702,000     40,578,000
 Poker revenues                      286,000        265,000        500,000        520,000
                                ------------   ------------   ------------   ------------

  Total                         $ 23,788,000   $ 24,838,000   $ 46,591,000   $ 49,514,000
                                ============   ============   ============   ============

TABLE GAMES:
 Gross wagering (drop) (1)      $ 19,010,000   $ 19,081,000   $ 37,696,000   $ 39,469,000
 Hold percentage (2)                    15.5%          21.2%          16.9%          21.3%

SLOT MACHINES:
 Gross wagering (handle) (1)    $390,131,000   $407,248,000   $762,148,000   $791,052,000
 Hold percentage (2)                     5.3%           5.0%           5.2%           5.1%

------------------------------

(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle decreased $17.2 million (4%) and $30.7 million (3.7%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997. The decreased patron volume is directly attributable to increased competition in the Tunica market. Slot machine handle decreased by $17.1 million (4.2%) and $28.9 million (3.7%), respectively, during the three and six months ended June 30, 1998 compared to the prior year periods. Table game drop remained stable during the second quarter of 1998 compared to the same period of 1997 resulting in an overall decrease in drop of $1.8 million (4.5%) for the six month period ended June 30, 1998 compared to the 1997 period.

     REVENUES

     Casino revenues decreased $1.1 million (4.2%) during the three month period ended June 30, 1998 compared to the like 1997 period and decreased $2.9 million (5.9%) during the six month period ended June 30, 1998 compared to the 1997 period. Table game revenues decreased 27.3% during the second quarter of 1998 as a result of the significant decline in the hold percentage to 15.5% in 1998 from 21.2% in 1997. Table game revenues decreased 24.1% during the first six months of 1998 due to the previously discussed decline in table drop coupled with the significant decline in the hold percentage to 16.9% in 1998

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



from 21.3% in 1997. Slot machine revenues did not change significantly during either the second quarter or first half of 1998 compared to the prior year periods as the decreases in gross wagering were virtually offset by the impact of increases in the slot machine hold percentages. Due to increased marketing efforts in the second quarter of 1998, poker revenues increased 7.9% compared to the same period of the prior year bringing poker revenues in line for the six month period ended June 30, 1998 compared to 1997.

     Rooms revenue did not change significantly during the second quarter of 1998 compared to the same period of 1997. Such revenues decreased $220,000 (4.7%) during the six month period ended June 30, 1998 compared to the same period in 1997 due to increased competition for overnight patrons. Hotel occupancy rates decreased as a result of the additional competition to approximately 82% in the first quarter of 1998 from approximately 88% during the same period of 1997. Occupancy rates at the Tunica Casino for the second quarter rebounded to approximately 95% (compared to 97% in the second quarter of 1997) as the market began to absorb the additional hotel room capacity. Food and beverage revenues increased $243,000 (6.8%) and $393,000 (5.6%), respectively, during the three and six month periods ended June 30,1998 and 1997 compared to the same periods of the prior year. Other revenues increased 8.1% and 6.8%, respectively, during the three and six month periods ended June 30, 1998 and 1997 compared to the prior year periods. The increases in both food and beverage and other revenues are due to increased patron volume utilizing these services as a result of expanded promotional activities.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, increased to 63% from 60.8% and to 62.1% from 60.7% during the three and six month periods ended June 30, 1998, respectively, compared to the like periods in 1997. The percentage increases are the result of increased complimentary food and beverage and other services due to increased marketing efforts.

     DEPARTMENTAL EXPENSES

     Casino, rooms and other expenses did not change significantly during the three and six month periods ended June 30, 1998 compared to the same 1997 periods. Despite the increases in food and beverage revenues discussed above, food and beverage expenses only increased $51,000 (5.1%) during the second quarter of 1998, bringing the six month total in line with the prior year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



OTHER CONSOLIDATED ITEMS
------------------------

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased by $264,000 (6.2%) and $518,000 (6.2%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods in 1997. Such expenses at the Aurora Casino (net of management fees) did not change significantly during either the three or six month periods ended June 30, 1998 from the prior year periods as a result of management's efforts to control costs. The corresponding Tunica Casino cost increases (net of consulting fees) of 1.4% and 5.6%, respectively, for the three and six month periods ended June 30, 1998 compared to the prior year result primarily from increased property taxes. The remaining corporate general and administrative expense increases of 14% and 13.7%, respectively, for the three and six month periods result from increases in corporate overhead costs, primarily in legal fees and personnel costs.

     MANAGEMENT AND CONSULTING FEES

     The six month decrease in management and consulting fees during the 1998 period is attributable to the acquisition by HCC of the general partnership interest in PML. PML is now included in the consolidated results of operations of HCC; consequently, management fees earned from the Aurora Casino subsequent to April 1, 1997 have been eliminated in consolidation.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased $734,000 (14.8%) and $1.4 million (14.6%), respectively, during the three and six month periods ended June 30, 1998 compared to the 1997 periods primarily due to certain operating equipment at the Tunica Casino becoming fully depreciated during the third quarter of 1997.

     DEVELOPMENT EXPENSES

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized or where additional licenses might be available. Such costs decreased by $421,000 (71.4%) and $471,000 (52.6%), respectively, during the three and six month periods ended June 30, 1998 compared to 1997 primarily as a result of costs incurred during the 1997 period with respect to HCC's efforts in obtaining a gaming site in Louisiana. In October 1997, HCC entered into a preliminary agreement with two partners to develop a hotel and casino complex on the Red River in Shreveport, Louisiana; the agreement was subsequently revised in July 1998 with HCC's ownership interest in the joint venture approximating 50%. This project is subject to the approval of the Louisiana Gaming Control Board, which approval is expected to be considered during the third quarter of 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



     INTEREST

     Interest income increased $327,000 (78.2%) and $594,000 (72.2%), respectively, for the three and six month periods ended June 30, 1998 compared to the same periods of 1997 as a result of more cash being available for investment purposes during the 1998 periods. Interest expense did not change significantly during the three or six month periods ended June 30, 1998 compared to the same periods of the prior year.

     (LOSS) GAIN ON DISPOSAL OF ASSETS

     The 1998 loss results from the sale of certain slot machines at the Tunica Casino as part of its program to update such equipment; the 1997 gain resulted from the sale of a company-owned aircraft.

     INCOME TAX (PROVISION)  BENEFIT AND NET OPERATING LOSS CARRYFORWARDS

     The Company has recently been advised that it may have to modify its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. The revised tax treatment may result in the Company being required to recognize additional taxable income for 1996 and succeeding periods. The Company has not yet been able to reasonably estimate the amount of additional taxable income, if any, that might be required to be recognized for such period; however, the amount of additional taxable income to be recognized may be material. To the extent the Company is required to recognize additional taxable income for 1996 or succeeding periods, the Company's significant net operating loss carryforwards or other tax attributes may partially offset or mitigate any additional tax liabilities. The Company has commenced an investigation into and will continue to review these issues with the assistance of outside advisors and consultants. Until the Company completes its investigation, the potential impact of this revised tax treatment on the Company's financial statements, if any, is uncertain. The Company will disclose the results of this review as soon as additional information is known.

     The discussion which follows is subject to the outcome of the uncertainties discussed in the preceding paragraph.

     HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $30.6 million, none of which begin to expire until the year 2010. Additionally, HCC and its subsidiaries have various tax credits available totaling approximately $311,000, which do not begin to expire until the year 2008.

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly,

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



under the provisions of Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects net deferred tax assets of $3.1 million as of June 30, 1998. In the absence of a "change of control" as discussed below, the ultimate recognition of the current amount of net deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $9.1 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

     YEAR 2000 COMPLIANCE

     In the year 2000, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The costs of acquiring, testing and converting such systems are expected to be less than $1 million. Management expects its Year 2000 date conversion projects to be completed on a timely basis. While there can be no assurance that the Company and its suppliers and customers will fully resolve the Year 2000 issues, neither the estimated costs nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's operations, liquidity or financial position.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     The operations of the Aurora Casino continue to be HCC's primary source of liquidity and capital resources, having contributed approximately $14.3 million of cash flow from operations during the first six months of 1998 after deducting the payment of $5.3 million of management fees. The Tunica Casino provided $4.9 million of cash from operations during the first six months of 1998 after deducting the payment of $600,000 of consulting fees to GBCC. HCC's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first six months of 1998 included costs to pursue development opportunities ($424,000) and corporate overhead costs ($3.9 million).

     During the first six months of 1998, cash flow from operations ($15.9 million) and collections on notes receivable ($6 million) were used, in part, by HCC to fund capital expenditures of $3.8 million, to repay third party indebtedness and make payments under capital lease obligations of $1.6 million and $291,000, respectively, and to pay distributions amounting to $3.1 million to GBCC as limited partner in PML.

     The Company may have additional taxable income with respect to its distribution of the common stock of GBCC in 1996. The resulting amount of additional tax liability, if any, has not yet been determined (see "Results of Operations - Income Tax (Provision) Benefit and Net Operating Loss Carryforwards" above).

     FINANCING ACTIVITIES

     During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. Neither HCA nor GBCC and its subsidiaries are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a limited first mortgage on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the first mortgage described in (ii) above is currently $34 million and subject to reduction for principal payments on an intercompany note between HCC and HCA. The intercompany note requires semiannual principal payments of $2.5 million commencing October 15, 1997 with the balance due November 1, 2003.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer to purchase not more

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


than $2.5 million in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. HCC made such offers in December 1997 and May 1998 and redeemed a total of $2.8 million principal amount of the Senior Secured Notes.

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

     HCT has a $1.3 million bank credit facility available to borrow against through September 30, 1998 of which $398,000 was outstanding at June 30, 1998. Borrowings on the line of credit are to be repaid in monthly installments over 36 months and accrue interest at the rate of prime plus 1/4% per annum subject to a minimum of 8.875%.

     Effective as of April 1, 1997, HCC acquired from PPI Corporation, a GBCC subsidiary, the general partnership interest in the limited partnership which holds the Aurora management agreement. The acquisition price for the general partnership interest included a note in the original principal amount of $3.8 million and the assignment of $13.8 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of partnership distributions now being made to HCC.

     As of June 30, 1998, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1998 are approximately $3.1 million and $1.4 million, respectively. The estimated long-term debt maturities include the potential redemption of $2.5 million of Senior Secured Notes pursuant to the mandatory redemption offers previously described.

     CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

     Capital expenditures at the Aurora Casino during the first six months of 1998 were $2 million; management anticipates spending $1.7 million during the remainder of 1998 primarily for its ongoing capital improvements program with no major projects currently scheduled.

     Capital expenditures at the Tunica Casino during the first six months of 1998 amounted to $1.7 million; management anticipates spending $5.4 million during the remainder of 1998. Projects currently planned for 1998 include upgrades to the lobby area and hotel rooms, an expansion of the recreational vehicle parking area and new slot machines in addition to the property's ongoing program of capital improvements.

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

     HCC is pursuing several potential gaming opportunities including the aforementioned Shreveport, Louisiana joint venture project. As presently contemplated, HCC would contribute its proportionate share of approximately $40 million as an equity investment in the venture with the remaining construction and preopening costs (estimated at $140 million) to come from non-recourse project financing.

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

PART II:  OTHER INFORMATION
---------------------------

     The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1998.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO CORPORATION


Date:  August 13, 1998        By: /s/  Charles F. LaFrano III
       -----------------          -----------------------------
                                     Charles F. LaFrano III
                                  Vice President of Finance and
                                  Principal Accounting Officer



                                     HWCC - TUNICA, INC.


Date:  August 13, 1998        By: /s/  Charles F. LaFrano III
       -----------------          -----------------------------
                                     Charles F. LaFrano III
                                  Principal Accounting Officer