Form 10-Q
period 1998-09-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1998-11-13
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1998
                                 -----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

             DELAWARE                                      75-2352412
              TEXAS                                        75-2513808
---------------------------------              ---------------------------------
(States or other jurisdictions of                       (I.R.S. Employer
incorporation or organization)                        Identification No.'s)

  TWO GALLERIA TOWER, SUITE 2200
      13455 NOEL ROAD, LB 48
           DALLAS, TEXAS                                     75240
---------------------------------              ---------------------------------
(Address of principal executive                            (Zip Code)
            offices)


(Registrants' telephone number, including area code)        (972) 392-7777
                                                      --------------------------

                                (NOT APPLICABLE)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     YES  X        NO
                                                          ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
         Registrant                        Class              November 12, 1998
----------------------------  ------------------------------  -----------------
HOLLYWOOD CASINO CORPORATION  COMMON STOCK, $.0001 PAR VALUE  24,949,976 SHARES
      HWCC-TUNICA, INC.        COMMON STOCK, $.01 PAR VALUE      1,000 SHARES

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


PART I:   FINANCIAL INFORMATION

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates riverboat and land-based casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") and a casino and hotel complex in Tunica County, Mississippi (the "Tunica Casino"). HCC also has an approximately 50% interest in a joint venture which holds a gaming license for a site in Shreveport, Louisiana. Construction of a casino and hotel complex is scheduled to begin in 1999. The Company is also actively pursuing potential gaming opportunities in domestic and foreign jurisdictions where gaming is legalized or is being actively considered. Approximately 46% of HCC's outstanding common shares are listed and traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

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

   The consolidated financial statements and financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCC and HCT and the financial position of HCA as of September 30, 1998, and the results of their operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1997 Annual Report on Form 10-K.

          Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality. Consequently, the results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                   DECEMBER 31,
                                                                       1997
                                                   SEPTEMBER 30,   AS RESTATED
                                                        1998         (NOTE 2)
                                                   -------------   ------------
Current Assets:
 Cash and cash equivalents                          $ 51,362,000   $ 38,156,000
 Short-term investments                                4,315,000      5,979,000
 Accounts receivable, net of allowances of
  $1,547,000 and $1,188,000, respectively              2,149,000      2,747,000
 Inventories                                           1,325,000      1,454,000
 Deferred income taxes                                   782,000      2,481,000
 Refundable deposits and other
  current assets                                       2,434,000      2,274,000
 Due from affiliates                                   8,536,000      7,811,000
                                                    ------------   ------------

  Total current assets                                70,903,000     60,902,000
                                                    ------------   ------------

Investment in unconsolidated affiliates                4,500,000      2,000,000
                                                    ------------   ------------

Property and Equipment:
 Land                                                  6,646,000      6,621,000
 Buildings and improvements                          120,060,000    119,534,000
 Riverboats and barges                                39,494,000     39,494,000
 Operating equipment                                  75,885,000     70,390,000
 Construction in progress                              3,863,000      1,222,000
                                                    ------------   ------------

                                                     245,948,000    237,261,000
 Less - accumulated depreciation
  and amortization                                   (76,893,000)   (66,099,000)
                                                    ------------   ------------

  Net property and equipment                         169,055,000    171,162,000
                                                    ------------   ------------

Other Assets:
 Deferred financing costs                              4,837,000      5,558,000
 Notes receivable, net of allowance                            -      6,000,000
 Land rights                                           7,301,000      7,454,000
 Due from affiliates, net of valuation allowance      12,396,000     12,322,000
 Land held for sale, net of valuation allowance        6,264,000      6,264,000
 Other assets                                          5,891,000      4,556,000
                                                    ------------   ------------

  Total other assets                                  36,689,000     42,154,000
                                                    ------------   ------------

                                                    $281,147,000   $276,218,000
                                                    ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             DECEMBER 31,
                                                                                 1997
                                                             SEPTEMBER 30,    AS RESTATED
                                                                  1998          (NOTE 2)
                                                             -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                              $   7,147,000   $   7,661,000
 Accounts payable                                                4,436,000       3,724,000
 Accrued liabilities -
  Salaries and wages                                             4,315,000       4,916,000
  Interest                                                      11,908,000       4,792,000
  Gaming and other taxes                                         4,710,000       2,469,000
  Insurance                                                      2,805,000       2,667,000
  Other                                                          3,501,000       2,748,000
 Federal income taxes payable                                    2,200,000       6,878,000
 Other current liabilities                                       2,052,000       2,549,000
                                                             -------------   -------------

  Total current liabilities                                     43,074,000      38,404,000
                                                             -------------   -------------

Long-Term Debt                                                 198,300,000     198,420,000
                                                             -------------   -------------

Capital Lease Obligations                                       20,419,000      20,841,000
                                                             -------------   -------------

Other Noncurrent Liabilities                                     6,866,000       7,180,000
                                                             -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                         2,953,000       2,256,000
                                                             -------------   -------------

Shareholders' Equity:
 Common Stock:
  Class A common stock, $.0001 par value per share;
   50,000,000 shares authorized; 24,950,000 and
   24,910,000 shares issued and outstanding, respectively            2,000           2,000
  Class B, non-voting, $.01 par value per share;
   10,000,000 shares authorized; no shares issued                        -               -
 Additional paid-in capital                                    216,926,000     216,926,000
 Accumulated deficit                                          (207,393,000)   (207,811,000)
                                                             -------------   -------------

  Total shareholders' equity                                     9,535,000       9,117,000
                                                             -------------   -------------

                                                             $ 281,147,000   $ 276,218,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                                     1997
                                                                                 AS RESTATED
                                                                      1998         (NOTE 2)
                                                                   -----------   -----------
Revenues:
 Casino                                                            $66,767,000   $65,605,000
 Rooms                                                               2,550,000     2,725,000
 Food and beverage                                                   7,763,000     7,501,000
 Other                                                               1,199,000       911,000
                                                                   -----------   -----------

                                                                    78,279,000    76,742,000
 Less - promotional allowances                                      (7,431,000)   (6,903,000)
                                                                   -----------   -----------

  Net revenues                                                      70,848,000    69,839,000
                                                                   -----------   -----------

Expenses:
 Casino                                                             48,941,000    44,647,000
 Rooms                                                                 459,000       452,000
 Food and beverage                                                   2,119,000     2,279,000
 Other                                                                 742,000       858,000
 General and administrative                                          4,608,000     4,261,000
 Management and consulting fees                                        300,000       300,000
 Depreciation and amortization                                       4,011,000     4,778,000
 Development                                                           282,000       298,000
                                                                   -----------   -----------

   Total expenses                                                   61,462,000    57,873,000
                                                                   -----------   -----------

Income from operations                                               9,386,000    11,966,000
                                                                   -----------   -----------

Non-operating income (expenses):
 Interest income                                                       786,000       470,000
 Interest expense                                                   (7,790,000)   (7,614,000)
 Gain on disposal of assets                                             37,000             -
                                                                   -----------   -----------

  Total non-operating expense, net                                  (6,967,000)   (7,144,000)
                                                                   -----------   -----------

Income before income taxes and other item                            2,419,000     4,822,000
Income tax provision                                                  (349,000)   (3,065,000)
                                                                   -----------   -----------

Income before other item                                             2,070,000     1,757,000
Minority interest in earnings of Limited Partnership (Note 1)       (1,866,000)   (1,974,000)
                                                                   -----------   -----------

Net income (loss)                                                  $   204,000   $  (217,000)
                                                                   ===========   ===========

Basic and diluted net income (loss) per common share               $       .01   $      (.01)
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  ---------------------------
                                                                                      1997
                                                                                  AS RESTATED
                                                                      1998         (NOTE 2)
                                                                  ------------   ------------
Revenues:
 Casino                                                           $189,009,000   $191,355,000
 Rooms                                                               7,058,000      7,453,000
 Food and beverage                                                  21,722,000     21,223,000
 Other                                                               3,098,000      2,513,000
                                                                  ------------   ------------

                                                                   220,887,000    222,544,000
 Less - promotional allowances                                     (19,879,000)   (18,934,000)
                                                                  ------------   ------------

  Net revenues                                                     201,008,000    203,610,000
                                                                  ------------   ------------

Expenses:
 Casino                                                            137,163,000    129,628,000
 Rooms                                                               1,357,000      1,371,000
 Food and beverage                                                   6,465,000      6,688,000
 Other                                                               2,084,000      2,402,000
 General and administrative                                         13,446,000     12,581,000
 Management and consulting fees                                        900,000      3,627,000
 Depreciation and amortization                                      12,435,000     14,638,000
 Development                                                           706,000      1,193,000
                                                                  ------------   ------------

   Total expenses                                                  174,556,000    172,128,000
                                                                  ------------   ------------

Income from operations                                              26,452,000     31,482,000
                                                                  ------------   ------------

Non-operating income (expenses):
 Interest income                                                     2,203,000      1,293,000
 Interest expense                                                  (22,697,000)   (22,854,000)
 (Loss) gain on disposal of assets                                     (28,000)       411,000
                                                                  ------------   ------------

  Total non-operating expense, net                                 (20,522,000)   (21,150,000)
                                                                  ------------   ------------

Income before income taxes and other item                            5,930,000     10,332,000
Income tax provision                                                (1,014,000)    (5,154,000)
                                                                  ------------   ------------

Income before other item                                             4,916,000      5,178,000
Minority interest in earnings of Limited Partnership (Note 1)       (4,498,000)    (2,755,000)
                                                                  ------------   ------------

Net income                                                        $    418,000   $  2,423,000
                                                                  ============   ============

Basic and diluted net income per common share                     $        .02   $        .10
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   --------------------------
                                                                                     1997
                                                                                 AS RESTATED
                                                                       1998        (NOTE 2)
                                                                   -----------   -----------

OPERATING ACTIVITIES:
 Net income                                                        $   418,000   $ 2,423,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, including accretion
   of debt discount                                                 13,197,000    15,301,000
  Loss (gain) on disposal of assets                                     28,000      (411,000)
  Minority interest in earnings of Limited Partnership               4,498,000     2,755,000
  Provision for doubtful accounts                                      593,000       537,000
  Deferred income tax provision                                        532,000       265,000
  Decrease (increase) in accounts receivable                             5,000       (30,000)
  Increase in accounts payable and accrued expenses                 10,359,000     7,593,000
  (Decrease) increase in federal taxes payable                      (4,678,000)    4,282,000
  Net change in other current assets and liabilities                (1,350,000)     (221,000)
  Net change in other noncurrent assets and liabilities               (610,000)      143,000
                                                                   -----------   -----------

   Net cash provided by operating activities                        22,992,000    32,637,000
                                                                   -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                (9,423,000)   (3,527,000)
 Short-term investments                                              1,664,000             -
 Collections on notes receivable                                     6,000,000             -
 Proceeds from disposal of assets                                       92,000     4,454,000
 Investments in unconsolidated affiliates                           (2,500,000)   (2,000,000)
 Increase in cash from purchase of Limited Partnership interest              -       451,000
                                                                   -----------   -----------

 Net cash used in investing activities                              (4,167,000)     (622,000)
                                                                   -----------   -----------

FINANCING ACTIVITIES:
 Borrowings on credit facilities                                       541,000             -
 Deferred financing costs                                                    -       (24,000)
 Repayments of long-term debt                                       (1,934,000)   (4,968,000)
 Payments on capital lease obligations                                (425,000)   (1,580,000)
 Distributions to Limited Partner                                   (3,801,000)   (2,882,000)
                                                                   -----------   -----------

  Net cash used in financing activities                             (5,619,000)   (9,454,000)
                                                                   -----------   -----------

  Net increase in cash and cash equivalents                         13,206,000    22,561,000
  Cash and cash equivalents at beginning of period                  38,156,000    21,488,000
                                                                   -----------   -----------

  Cash and cash equivalents at end of period                       $51,362,000   $44,049,000
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

    The accompanying consolidated financial statements also reflect HCT's initial one-third investment ($2,000,000) in Tunica Golf Course LLC under the equity method of accounting. This limited liability company was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course is scheduled to open in November 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


    HCC also has an approximately 50% interest in a joint venture which holds a gaming license for a site in Shreveport, Louisiana. Construction of a casino and hotel project is scheduled to begin in 1999. HCC's investment in the joint venture ($2,500,000) is reflected on the accompanying consolidated financial statements under the equity method of accounting.

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

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.
Land held for sale is shown net of a valuation allowance in the amount of $3,400,000 on the accompanying consolidated balance sheets at both September 30, 1998 and December 31, 1997.

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

    The consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by HCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of September 30, 1998, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(2)  RESTATEMENT OF CONSOLIDATED FINANCIAL INFORMATION

     As previously disclosed in HCC's quarterly report on Form 10-Q for the period ended June 30, 1998, the Company was advised by its tax consultants that it should modify its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. The Company has therefore restated its consolidated financial information for all quarterly periods during 1997 as well as its consolidated balance sheets at December 31, 1997 and 1996. The revised tax treatment resulted in the Company being required to recognize additional taxable income for 1996 and succeeding periods.

     As a result of the additional taxable income the Company was required to recognize from the spin-off, HCC utilized approximately $9,000,000 of its available net operating loss carryforwards ("NOL's") as of December 31, 1996. For alternative minimum tax ("AMT") purposes, the additional AMT income resulting from the revised tax treatment resulted in the Company utilizing all of its remaining AMT loss carryforwards and, in addition, being liable for the payment of approximately $2,200,000 in AMT taxes in connection with the spin-off transaction. As a result of the utilization of its NOL's, the obligation for AMT payments and the impact on its other net deferred tax assets, the Company has restated its consolidated balance sheet to provide an additional $6,308,000 charge to paid-in capital as of the December 31, 1996 spin-off date. The charge to paid-in capital records the impact of all effects of the spin-off transaction. HCC anticipates paying its $2,200,000 AMT obligation for 1996 plus accrued interest thereon during the fourth quarter of 1998.

     For the year ended December 31, 1997, the revised treatment resulted in HCC's recognition for financial reporting purposes of additional income tax expense of $2,202,000 in addition to the accrual of interest on the underpayment of its federal tax obligations. HCC paid $4,678,000 during September 1998 with respect to its calculated 1997 federal income tax obligation. HCC had originally anticipated that certain tax-planning strategies would create tax attributes which would offset this tax payment. However, as a result of the revised tax treatment of the spin-off, these attributes were no longer available to offset HCC's 1997 federal income tax obligations. The impact of such items on HCC's interim consolidated financial results for the three and nine month periods ended September 30, 1997 as originally reported is set forth below:

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30, 1997             SEPTEMBER 30, 1997
                                  --------------------------  ------------------------------
                                  AS REPORTED   AS RESTATED   AS REPORTED      AS RESTATED
                                  ------------  ------------  ------------  ----------------
Income before income taxes and
  other item                      $ 4,866,000   $ 4,822,000   $10,420,000      $10,332,000
Income tax provision               (1,191,000)   (3,065,000)   (3,280,000)      (5,154,000)
                                  -----------   -----------   -----------      -----------

Income before other item            3,675,000     1,757,000     7,140,000        5,178,000
Minority interest                  (1,974,000)   (1,974,000)   (2,755,000)      (2,755,000)
                                  -----------   -----------   -----------      -----------

Net income (loss)                 $ 1,701,000   $  (217,000)  $ 4,385,000      $ 2,423,000
                                  ===========   ===========   ===========      ===========

Basic and diluted net income
  (loss) per share                $       .07   $      (.01)  $       .18      $       .10
                                  ===========   ===========   ===========      ===========


                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


    In connection with the revised tax treatment, HCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract. The Company continues to work with its new outside advisors and consultants to review these tax issues.

    The impact of the revised tax treatment on state income taxes has not yet been determined; however, the effect, if any, on the consolidated financial statements of HCC is not anticipated to be material.

(3) EARNINGS PER SHARE

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

    Under SFAS 128, basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and common stock equivalents outstanding. All common stock equivalents are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

    The weighted average number of shares of common stock and common stock equivalents outstanding used for the calculation of earnings per share is as follows:

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                      ----------------------  ----------------------
                                         1998        1997        1998        1997
                                      ----------  ----------  ----------  ----------
Shares used in the calculation of:
------------------------------------

Basic net income per share            24,949,976  24,859,968  24,945,104  24,823,837
Diluted net income per share          24,949,998  24,859,968  24,950,020  24,925,916

   The number of shares used in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 1998 and the nine month period ended September 30 1997 has been adjusted to include common stock equivalents arising from stock options held by certain employees and directors. The number of shares used in the calculation of diluted earnings per share for the nine month period ended September 30, 1997 also includes 12,088 common stock equivalents arising from certain warrants held by a third party.

   The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


due to the exercise price of the options being in excess of the average market price of the underlying common stock. The weighted average number of options excluded was 928,914 during the three month period ended September 30, 1998 and 616,583 and 367,561, respectively, during the nine month periods ended September 30, 1998 and 1997.

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


(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCC's assets are pledged in connection with HCC's long-term indebtedness.

                                                SEPTEMBER 30,   DECEMBER 31,
                                                     1998           1997
                                                --------------  -------------

Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net
   of discount of $7,366,000 and $8,128,000,
   respectively (a)                              $199,846,000   $199,372,000
 Promissory note to affiliate (Note 6)              3,002,000      3,447,000
                                                 ------------   ------------

                                                  202,848,000    202,819,000
                                                 ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                                -        350,000
 Equipment loans                                            -        413,000
                                                 ------------   ------------

                                                            -        763,000
                                                 ------------   ------------

Indebtedness of HCT:
 Equipment loans                                    1,239,000      1,638,000
 Bank credit facility (c)                             502,000              -
                                                 ------------   ------------

                                                    1,741,000      1,638,000
                                                 ------------   ------------

     Total indebtedness                           204,589,000    205,220,000
   Less - current maturities                       (6,289,000)    (6,800,000)
                                                 ------------   ------------

     Total long-term debt                        $198,300,000   $198,420,000
                                                 ============   ============
--------------------

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(a) During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year.

     The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and may be guaranteed by certain future subsidiaries of HCC. HCA is not a guarantor. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a limited first mortgage on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the first mortgage described in (ii) above was originally $39,007,000 and is subject to reduction for principal payments on an intercompany note between HCC and HCA. The outstanding balance of the intercompany note was $34,007,000 and $36,507,000 at September 30, 1998 and December 31, 1997, respectively. The note requires semiannual principal payments of $2,500,000 commencing October 15, 1997 with the balance due November 1, 2003.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer within 30 business days to purchase not more than $2,500,000 in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. During May 1998, HCC made such an offer resulting in the redemption of $288,000 principal amount of the Senior Secured Notes. Costs associated with the redemption, including the premium paid and the write off of associated deferred financing costs, amounted to approximately $36,000.

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

(b) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement are payable in 36 monthly installments including interest at the rate of 7.5% per annum. HCA borrowed $2,000,000 under the agreement during October 1998.

(c) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against through September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum; no borrowings were outstanding under the credit facility at December 31, 1997.
     Borrowings under the credit facility are to be repaid in monthly installments over a period

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     of 36 months and are collateralized by equipment purchased with the loan proceeds. The credit facility was not renewed by HCT.


     Scheduled payments of long-term debt as of September 30, 1998 are set forth below:

           1998 (three months)    $  2,784,000
           1999                      6,360,000
           2000                      6,416,000
           2001                      6,050,000
           2002                      5,633,000
           Thereafter              184,712,000
                                  ------------

              Total               $211,955,000
                                  ============

   Interest paid amounted to $14,830,000 and $15,244,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

(5)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first lease has an initial term ending in June 2023 with the right to extend the term for an additional 69 years. Rental payments through June 2013 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

     HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% and expired in 1998. HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and expired during 1997.

     The original cost of HCA's parking garages is included in buildings on the accompanying consolidated balance sheets at both September 30, 1998 and December 31, 1997 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,260,000 are included in operating equipment on the accompanying consolidated balance sheets at both September 30, 1998 and December 31, 1997. Amortization expense with respect to these assets amounted to $333,000 and $489,000, respectively, during the three month periods ended September 30, 1998 and 1997 and $998,000 and $1,612,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


   Future minimum lease payments under capital lease obligations as of September 30, 1998 are as follows:

          1998 (three months)                   $  1,008,000
          1999                                     2,457,000
          2000                                     2,483,000
          2001                                     2,532,000
          2002                                     2,643,000
          Thereafter                              24,076,000
                                                ------------

          Total minimum lease payments            35,199,000
          Less amount representing interest      (13,922,000)
                                                ------------
          Present value of future
            minimum lease payments                21,277,000
          Current capital lease obligation          (858,000)
                                                ------------

          Long-term capital lease obligation    $ 20,419,000
                                                ------------

(6)  INCOME TAXES

     As discussed in Note 2 above, the Company modified its tax treatment of the spin-off of the stock of GBCC. The tax presentation and other disclosures for periods in 1997 as set forth in this footnote have been restated accordingly.

   Components of HCC's provision for income taxes consist of the following:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                             -----------------------  ----------------------------
                                                            1997                          1997
                                                         AS RESTATED                  AS RESTATED
                                                1998       (NOTE 2)        1998         (NOTE 2)
                                             ---------   -----------   -----------    ------------
Current (provision for) benefit
 in lieu of:
  Federal                                    $ 190,000   $(2,213,000)  $ 1,355,000     $(5,796,000)
  State                                       (160,000)     (250,000)     (482,000)       (607,000)

Deferred (provision for) benefit
 in lieu of:
  Federal                                      631,000     1,020,000      (821,000)      5,902,000
  State                                        (29,000)      (13,000)      (71,000)       (139,000)
 Change in valuation allowance                (981,000)   (1,609,000)     (995,000)     (4,514,000)
                                             ---------   -----------   -----------     -----------

                                             $(349,000)  $ (3,065,00)  $(1,014,000)    $(5,154,000)
                                             =========   ===========   ===========     ===========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


   A federal tax payment of $4,678,000 was made during the nine month period ended September 30, 1998; no such payments were made during the nine month period ended September 30, 1997. State tax payments of $553,000 and $469,000, respectively, were made during the nine month periods ended September 30, 1998 and 1997.

   Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain lobbying, meals and entertainment and other expenses. Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals. Quarterly income tax provisions or benefits are determined by applying the resulting estimated effective income tax rate to the results of operations for the quarter.

   At September 30, 1998, HCC and its subsidiaries have NOL's for federal income tax purposes totaling approximately $3,600,000, none of which begin to expire until the year 2028. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $4,913,000 and $415,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $1,392,000 and $1,924,000 at September 30, 1998 and December 31, 1997, respectively. The ultimate recognition of the current amount of net deferred tax assets is dependent on HCC and its subsidiaries' ability to generate approximately $4,000,000 of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


   The components of the net deferred tax asset were as follows:

                                                     DECEMBER 31,
                                                        1997
                                     SEPTEMBER 30,   AS RESTATED
                                         1998          (NOTE 2)
                                     ------------   ------------
Deferred tax assets:
 Net operating loss carryforwards    $  1,233,000   $          -
 Allowance for doubtful accounts        7,847,000      9,093,000
 Alternative minimum tax credit         4,913,000      4,791,000
 Investment and jobs tax credits          415,000        311,000
 Basis in limited partnership           2,890,000      2,890,000
 Other liabilities and accruals         4,051,000      2,749,000
 Benefits accrual                       1,710,000      1,710,000
 Other                                    687,000        733,000
                                     ------------   ------------

  Total deferred tax assets            23,746,000     22,277,000
                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization         (8,054,000)    (6,422,000)
 Amortization of note discount                  -       (621,000)
 Basis in debt obligations               (850,000)      (855,000)
                                     ------------   ------------

  Total deferred tax liabilities       (8,904,000)    (7,898,000)
                                     ------------   ------------

Net deferred tax asset                 14,842,000     14,379,000
Valuation allowance                   (13,450,000)   (12,455,000)
                                     ------------   ------------

                                     $  1,392,000   $  1,924,000
                                     ============   ============

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(7)  TRANSACTIONS WITH RELATED PARTIES

     HCC has advanced funds to GBCC totaling $6,750,000 as of both September 30, 1998 and December 31, 1997. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. An additional $250,000 note became due on April 1, 1998 for which payment has not been received. This advance continues to bear interest at the rate of 14% per annum, payable semiannually. Interest receivable amounting to $1,543,000 and $839,000 is included in due from affiliates on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997, respectively. The payment of principal and interest to HCC on such borrowings is subject to the approval of the New Jersey Casino Control Commission. Interest income accrued on loans and advances to GBCC amounted to $238,000 during each of the three month periods ended September 30, 1998 and 1997 and $705,000 and $739,000, respectively, during each of the nine month periods ended September 30, 1998 and 1997.

     In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. HCC incurred interest expense with respect to the note amounting to $107,000 and $129,000, respectively, during the three month periods ended September 30, 1998 and 1997. Such interest expense totaled $336,000 and $260,000, respectively, during the nine month periods ended September 30, 1998 and 1997 . Accrued interest of $35,000 and $41,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


the PPI Funding Notes at December 31, 1997, further reducing the maturity value to $47,603,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

   Prior to December 31, 1996, when GBCC and its subsidiaries were members of the HCC consolidated group, it was anticipated that one of HCC's primary methods of realizing the carrying value of the PPI Funding Notes would be through the utilization of NOL's of GBCC. As a result of HCC's distribution of GBCC stock at December 31, 1996, GBCC's NOL's are no longer available for utilization in HCC's consolidated federal income tax returns; accordingly, HCC provided a valuation allowance in the amount of $18,741,000 at December 31, 1996 which reduced the carrying amount of the PPI Funding Notes to their estimated realizable value of $35,597,000 at that date. As a result of GBHC's Chapter 11 filing discussed above, HCC took an additional write down during 1997, further reducing the carrying amount of the PPI Funding Notes at both September 30, 1998 and December 31, 1997 to an estimated realizable value of $12,322,000. Management presently anticipates that the remaining balance will be realized through a combination of repayments from GBCC and additional asset acquisitions from GBCC and its subsidiaries.

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

   HCT incurs a monthly consulting fee of $100,000 pursuant to a ten-year consulting agreement with a GBCC subsidiary. Such fees amounted to $300,000 during each of the three month periods ended September 30, 1998 and 1997 and $900,000 during each of the nine month periods ended September 30, 1998 and 1997.

   Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, provides computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. ACSC's billings for such products and services amounted to

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


$253,000 and $254,000, respectively, for the three month periods ended September 30, 1998 and 1997 and $915,000 and $578,000, respectively, for the nine month periods ended September 30, 1998 and 1997. Unpaid charges included in due to affiliates on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997 amounted to $92,000 and $78,000, respectively.

     Many of the marketing and administrative services now provided by ACSC were previously provided to HCC and its subsidiaries by GBHC. Such charges amounted to $163,000 and $720,000, respectively, during the three and nine month periods ended September 30, 1997.

     HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to a services agreement. Such allocated costs and fees amounted to $262,000 and $439,000, respectively, for the three month periods ended September 30, 1998 and 1997 and $833,000 and $1,402,000, respectively, for the nine month periods ended September 30, 1998 and 1997. In connection with such charges, receivables in the amount of $86,000 and $156,000 are included in due from affiliates on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997, respectively.

     In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charter by third parties. The aircraft was sold during the first quarter of 1997. Subsequent to the sale, HCC has occasionally charters aircraft from the maintenance company. Such charter fees amounted to $6,000 and $20,000, respectively, during the three and nine month periods ended September 30, 1998; charter fees, expenses and commissions totaled $12,000 and $268,000, respectively, during the three and nine month periods ended September 30, 1997.

(8)  COMMITMENTS AND CONTINGENCIES

 GROUND LEASE -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During the three month periods ended September 30, 1998 and 1997, HCT expensed $1,080,000 and $1,047,000, respectively, in connection with the ground lease. Such expenses amounted to $2,966,000 and $3,015,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

PLANET HOLLYWOOD LITIGATION -

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HCT (together with the Original Hollywood Defendants, the "Hollywood Defendants") and GBCC as defendants. The Original HollywoodDefendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

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

(10) LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 8); such amortization commenced with the opening of the Tunica Casino. Management

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,144,000 and $991,000, respectively, at September 30, 1998 and December 31, 1997.

(11) RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1998           1997
                                                     --------------  -------------
Current Assets:
 Cash and cash equivalents                            $  8,810,000   $  9,491,000
 Short-term investments                                    414,000      2,103,000
 Accounts receivable, net of allowances
  of $638,000 and $483,000, respectively                 1,197,000      1,603,000
 Inventories                                               689,000        794,000
 Deferred income taxes                                   1,568,000      1,336,000
 Due from affiliates                                       300,000        558,000
 Prepaid expenses and other current assets               1,126,000        932,000
                                                      ------------   ------------

  Total current assets                                  14,104,000     16,817,000
                                                      ------------   ------------

Property and Equipment:
 Land improvements                                       3,165,000      3,165,000
 Buildings and improvements                             46,205,000     46,205,000
 Riverboats                                             36,970,000     36,970,000
 Operating equipment                                    36,536,000     32,159,000
 Construction in progress                                  613,000        534,000
                                                      ------------   ------------

                                                       123,489,000    119,033,000
 Less - accumulated depreciation and amortization      (39,300,000)   (33,919,000)
                                                      ------------   ------------

  Net property and equipment                            84,189,000     85,114,000
                                                      ------------   ------------

Other Assets                                             2,125,000      2,140,000
                                                      ------------   ------------

                                                      $100,418,000   $104,071,000
                                                      ============   ============


     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                            SEPTEMBER 30,  DECEMBER 31,
                                                1998           1997
                                            -------------  ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations              $  5,858,000  $  6,624,000
 Accounts payable                               1,815,000     2,023,000
 Accrued liabilities -
  Salaries and wages                            1,482,000     2,228,000
  Interest                                      2,376,000     1,192,000
  Gaming and other taxes                        3,701,000       938,000
  Insurance                                       846,000     1,115,000
  Other                                         1,495,000     1,120,000
 Due to affiliates                              1,928,000     2,185,000
 Other current liabilities                        919,000     1,209,000
                                             ------------  ------------

  Total current liabilities                    20,420,000    18,634,000
                                             ------------  ------------

Long-Term Debt                                 29,007,000    31,507,000
                                             ------------  ------------

Capital Lease Obligations                      20,419,000    20,841,000
                                             ------------  ------------

Deferred Income Taxes                           5,064,000     4,141,000
                                             ------------  ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                    15,000        15,000
 Additional paid-in capital                    24,541,000    24,541,000
 Retained earnings                                952,000     4,392,000
                                             ------------  ------------

  Total shareholder's equity                   25,508,000    28,948,000
                                             ------------  ------------

                                             $100,418,000  $104,071,000
                                             ============  ============




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      ----------------------------
                                           1998           1997
                                      --------------  ------------

Revenues:
 Casino                                 $40,083,000   $40,099,000
 Food and beverage                        3,568,000     3,642,000
 Other                                      811,000       573,000
                                        -----------   -----------

                                         44,462,000    44,314,000
 Less - promotional allowances           (2,750,000)   (2,573,000)
                                        -----------   -----------

 Net revenues                            41,712,000    41,741,000
                                        -----------   -----------

Expenses:
 Casino                                  28,614,000    26,554,000
 Food and beverage                        1,139,000     1,160,000
 Other                                      384,000       470,000
 General and administrative               3,926,000     3,895,000
 Depreciation and amortization            1,714,000     1,880,000
                                        -----------   -----------

  Total expenses                         35,777,000    33,959,000
                                        -----------   -----------

Income from operations                    5,935,000     7,782,000
                                        -----------   -----------

Non-operating income (expenses):
 Interest income                             32,000        44,000
 Interest expense                        (1,493,000)   (1,719,000)
 Gain on disposal of assets                   6,000             -
                                        -----------   -----------

  Total non-operating expense, net       (1,455,000)   (1,675,000)
                                        -----------   -----------

Income before income taxes                4,480,000     6,107,000

Income tax provision                     (1,698,000)   (2,213,000)
                                        -----------   -----------

Net income                              $ 2,782,000   $ 3,894,000
                                        ===========   ===========


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                      -----------------------------
                                           1998           1997
                                      --------------  -------------
Revenues:
 Casino                                $115,734,000   $116,335,000
 Food and beverage                       10,174,000     10,404,000
 Other                                    2,065,000      1,442,000
                                       ------------   ------------

                                        127,973,000    128,181,000
 Less - promotional allowances           (7,448,000)    (7,159,000)
                                       ------------   ------------

 Net revenues                           120,525,000    121,022,000
                                       ------------   ------------

Expenses:
 Casino                                  82,330,000     76,918,000
 Food and beverage                        3,462,000      3,560,000
 Other                                    1,007,000      1,286,000
 General and administrative              10,278,000     10,673,000
 Depreciation and amortization            5,537,000      5,606,000
                                       ------------   ------------

  Total expenses                        102,614,000     98,043,000
                                       ------------   ------------

Income from operations                   17,911,000     22,979,000
                                       ------------   ------------

Non-operating income (expenses):
 Interest income                             94,000        120,000
 Interest expense                        (4,594,000)    (5,225,000)
 Gain on disposal of assets                   3,000              -
                                       ------------   ------------

  Total non-operating expense, net       (4,497,000)    (5,105,000)
                                       ------------   ------------

Income before income taxes               13,414,000     17,874,000

Income tax provision                     (5,113,000)    (6,697,000)
                                       ------------   ------------

Net income                             $  8,301,000   $ 11,177,000
                                       ============   ============


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                          ---------------------------------
                                                                 1998             1997
                                                          ------------------  -------------
OPERATING ACTIVITIES:
 Net income                                                    $  8,301,000   $ 11,177,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                   5,537,000      5,606,000
  Provision for doubtful accounts                                   147,000        155,000
  Gain on disposal of assets                                         (3,000)             -
  Deferred income tax provision                                     691,000      1,495,000
  Decrease in receivables                                           259,000        192,000
  Increase in accounts payable and accrued liabilities            3,099,000      2,373,000
  Net change in affiliate accounts                                   (1,000)       847,000
  Net change in other current assets and liabilities               (377,000)       438,000
  Net change in other assets and liabilities                         15,000        (88,000)
                                                               ------------   ------------

 Net cash provided by operating activities                       17,668,000     22,195,000
                                                               ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                             (4,655,000)    (1,227,000)
 Proceeds from disposal of assets                                    46,000              -
 Short-term investments                                           1,689,000              -
                                                               ------------   ------------

 Net cash used in investing activities                           (2,920,000)    (1,227,000)
                                                               ------------   ------------

FINANCING ACTIVITIES:
 Repayments of debt                                              (3,263,000)    (2,355,000)
 Payments on capital lease obligations                             (425,000)      (381,000)
 Dividends                                                      (11,741,000)   (13,599,000)
                                                               ------------   ------------

 Net cash used in financing activities                          (15,429,000)   (16,355,000)
                                                               ------------   ------------

 Net (decrease) increase in cash and cash equivalents              (681,000)     4,633,000

 Cash and cash equivalents at beginning of period                 9,491,000      9,034,000
                                                               ------------   ------------

 Cash and cash equivalents at end of period                    $  8,810,000   $ 13,667,000
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

     On June 17, 1993, the Illinois Gaming Board (the "IGB") issued HCA a temporary operating permit and the Aurora Casino commenced operations. The IGB issued HCA an owner's license on July 20, 1993 pursuant to the Illinois Riverboat Gambling Act. HCA's current owner's license was renewed in July 1998 for a period of one year and subsequently extended by the IGB to December 1999. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee's gaming revenues. HCA expenses such gaming taxes based on its anticipated annual effective tax rate.

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

     The financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of September 30, 1998, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     HCA's long-term indebtedness consists of the following:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    1998           1997
                                               -------------   ------------

     12 3/4% Promissory Note to HCC, due on
      November 1, 2003  (a)                      $34,007,000    $36,507,000
     Promissory note to bank (b)                           -        350,000
     Equipment loans (c)                                   -        413,000
                                                 -----------    -----------

     Total indebtedness                           34,007,000     37,270,000
     Less - current maturities                    (5,000,000)    (5,763,000)
                                                 -----------    -----------

     Total long-term debt                        $29,007,000    $31,507,000
                                                 ===========    ===========

---------------
(a) The intercompany note accrues interest at the rate of 12 3/4% per annum payable semiannually on October 15 and April 15 of each year and requires semiannual principal repayments of $2,500,000

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    commencing October 15, 1997 with the balance of the note due November 1, 2003. The note is pledged as security with respect to HCC's 12 3/4% Senior Secured Notes due in 2003. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a first mortgage limited to the outstanding principal amount of the intercompany note on substantially all of the assets of HCA and by a pledge of the capital stock of HCA.

(b) The promissory note outstanding at December 31, 1997 accrued interest at the bank's prime lending rate plus 1% per annum and was repaid in 1998.

    During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement are payable in 36 monthly installments including interest at the rate of 7.5% per annum. HCA borrowed $2,000,000 under the agreement during October 1998.

(c) HCA financed the purchase of certain equipment from vendors through the issuance of note obligations totaling $2,985,000. The promissory notes were repaid in 1998.

    As of September 30, 1998, future maturities of long-term debt are as follows:

          1998 (three months)    $ 2,500,000
          1999                     5,000,000
          2000                     5,000,000
          2001                     5,000,000
          2002                     5,000,000
          Thereafter              11,507,000
                                 -----------

                                 $34,007,000
                                 ===========

     Interest paid for the nine month periods ended September 30, 1998 and 1997 amounted to $3,411,000 and $3,851,000, respectively.

(3)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first lease has an initial term ending in June 2023 with the right to extend the term for an additional 69 years. Rental payments through June 2013 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


$10,000 per month for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as real estate taxes, maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

   HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% and expired in 1998. Assets under capital lease agreements with an original cost of $27,358,000 and $2,446,000 are included in buildings and improvements and in operating equipment, respectively, on the accompanying balance sheets at both September 30, 1998 and December 31, 1997. Amortization expense with respect to these assets amounted to $246,000 and $225,000, respectively, during the three month periods ended September 30, 1998 and 1997 and $737,000 and $822,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

   Future minimum lease payments under capital lease obligations as of September 30, 1998 are as follows:

   1998 (three months)                                               $ 1,008,000
   1999                                                                2,457,000
   2000                                                                2,483,000
   2001                                                                2,532,000
   2002                                                                2,643,000
   Thereafter                                                         24,076,000
                                                                     -----------

   Total minimum lease payments                                       35,199,000
   Less amount representing interest                                 (13,922,000)
                                                                     -----------

   Present value of future minimum lease payments                     21,277,000
   Current capital lease obligation                                     (858,000)
                                                                     -----------

   Long-term capital lease obligation                                $20,419,000
                                                                     ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(4)  INCOME TAXES

     HCA's provision for income taxes consists of the following:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                          -------------------------   -----------------------------
                                              1998         1997            1998            1997
                                          -----------   -----------   -------------   -------------
   Current:
     Federal                              $(1,258,000)  $(1,709,000)    $(3,949,000)    $(4,617,000)
     State                                   (152,000)     (234,000)       (473,000)       (585,000)
   Deferred:
     Federal                                 (259,000)     (257,000)       (620,000)     (1,356,000)
     State                                    (29,000)      (13,000)        (71,000)       (139,000)
                                          -----------   -----------   -------------   -------------

                                          $(1,698,000)  $(2,213,000)    $(5,113,000)    $(6,697,000)
                                          ===========   ===========   =============   =============

   HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal income taxes to HCC amounting to $4,133,000 and $3,591,000, respectively, and state income taxes amounting to $540,000 and $469,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   The components of HCA's net deferred tax liability at September 30, 1998 and December 31, 1997 are as follows:

                                         SEPTEMBER 30,   DECEMBER 31,
                                              1998           1997
                                         -------------   ------------

    Deferred tax assets:
      Allowance for doubtful accounts      $   240,000    $   182,000
      Other liabilities and reserves         1,448,000      1,271,000
                                           -----------    -----------

        Total deferred tax assets            1,688,000      1,453,000
                                           -----------    -----------

    Deferred tax liabilities:
      Depreciation and amortization         (5,184,000)    (4,258,000)
                                           -----------    -----------

    Net deferred tax liability             $(3,496,000)   $(2,805,000)
                                           ===========    ===========

   Receivables and payables in connection with the aforementioned tax allocation agreements at September 30, 1998 and December 31, 1997 are as follows:

                               SEPTEMBER 30,  DECEMBER 31,
                                   1998          1997
                               -------------  ------------
   Deferred tax assets         $ 1,401,000   $ 1,194,000
   Due from affiliates             224,000       538,000
   Deferred tax liabilities     (4,527,000)   (3,700,000)

     The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCA.

(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a management services agreement, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership which, prior to April 1, 1997, was wholly owned by GBCC. Effective as of April 1, 1997, HCC acquired the general partnership interest in PML. The base management fee is equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,444,000 and $2,668,000, respectively, during the three month periods ended September 30, 1998 and 1997 and

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


$6,269,000 and $6,840,000, respectively, during the nine month periods ended September 30, 1998 and 1997. Management and incentive fees payable at September 30, 1998 and December 31, 1997 were $1,883,000 and $2,130,000, respectively.

   HCA incurred interest with respect to its promissory note payable to HCC (see
Note 2) amounting to $1,084,000 and $1,243,000, respectively, for the three month periods ended September 30, 1998 and 1997 and $3,344,000 and $3,730,000, respectively, for the nine month periods ended September 30, 1998 and 1997. Interest payable to HCC on such notes amounted to $1,999,000 and $983,000 at September 30, 1998 and December 31, 1997, respectively, and is included in accrued interest payable on the accompanying balance sheets.

   HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. In addition, HCA is reimbursed by HCC and GBCC for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA totaling $91,000 and $109,000, respectively, during the three month periods ended September 30, 1998 and 1997 and $251,000 and $359,000, respectively, during the nine month periods ended September 30, 1998 and 1997. At September 30, 1998 and December 31, 1997, HCA had net receivables of $31,000 and net payables of $36,000, respectively, with respect to such transactions.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           1998           1997
                                                      --------------  -------------
Current Assets:
 Cash and cash equivalents                             $ 16,408,000   $ 11,851,000
 Short-term investments                                   3,901,000      3,876,000
 Accounts receivable, net of allowances of
  $909,000 and $705,000, respectively                     1,016,000      1,510,000
 Inventories                                                635,000        660,000
 Deferred income taxes                                    1,385,000      1,632,000
 Prepaid expenses and other current assets                1,199,000      1,129,000
                                                       ------------   ------------

  Total current assets                                   24,544,000     20,658,000
                                                       ------------   ------------

Property and Equipment:
 Land                                                     3,481,000      3,456,000
 Buildings                                               73,948,000     73,422,000
 Barges                                                   2,524,000      2,524,000
 Operating equipment                                     38,539,000     37,588,000
 Construction in progress                                 3,250,000        688,000
                                                       ------------   ------------

                                                        121,742,000    117,678,000
  Less - accumulated depreciation and amortization      (37,008,000)   (31,760,000)
                                                       ------------   ------------

 Net property and equipment                              84,734,000     85,918,000
                                                       ------------   ------------

Other Assets:
 Land rights                                              7,301,000      7,454,000
 Other assets                                             5,009,000      4,697,000
                                                       ------------   ------------

  Total other assets                                     12,310,000     12,151,000
                                                       ------------   ------------

                                                       $121,588,000   $118,727,000
                                                       ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                           SEPTEMBER 30,   DECEMBER 31,
                                                1998           1997
                                           --------------  -------------

Current Liabilities:
 Current maturities of long-term debt       $    670,000   $    485,000
 Accounts payable                              2,134,000      1,372,000
 Accrued liabilities -
  Salaries and wages                           1,942,000      1,579,000
  Interest                                       476,000        476,000
  Gaming and other taxes                         803,000      1,230,000
  Insurance                                    1,961,000      1,553,000
  Other                                        1,985,000      1,627,000
 Other current liabilities                     1,095,000      1,325,000
                                            ------------   ------------

 Total current liabilities                    11,066,000      9,647,000
                                            ------------   ------------

Long-Term Debt                                85,116,000     85,198,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                  -              -
 Additional paid-in capital                   34,637,000     34,637,000
 Accumulated deficit                          (9,231,000)   (10,755,000)
                                            ------------   ------------

  Total shareholder's equity                  25,406,000     23,882,000
                                            ------------   ------------

                                            $121,588,000   $118,727,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------

Revenues:
 Casino                                $26,684,000   $25,506,000
 Rooms                                   2,550,000     2,725,000
 Food and beverage                       4,195,000     3,859,000
 Other                                     378,000       324,000
                                       -----------   -----------

                                        33,807,000    32,414,000
 Less - promotional allowances          (4,681,000)   (4,330,000)
                                       -----------   -----------

   Net revenues                         29,126,000    28,084,000
                                       -----------   -----------

Expenses:
 Casino                                 20,327,000    18,093,000
 Rooms                                     459,000       452,000
 Food and beverage                         980,000     1,119,000
 Other                                     358,000       389,000
 General and administrative              1,366,000     1,545,000
 Depreciation and amortization           2,020,000     2,377,000
                                       -----------   -----------

   Total expenses                       25,510,000    23,975,000
                                       -----------   -----------

Income from operations                   3,616,000     4,109,000
                                       -----------   -----------

Non-operating income (expenses):
 Interest income                           166,000        55,000
 Interest expense                       (2,730,000)   (2,722,000)
 Gain on disposal of assets                 30,000             -
                                       -----------   -----------

   Total non-operating expense, net     (2,534,000)   (2,667,000)
                                       -----------   -----------

Income before income taxes               1,082,000     1,442,000
Income tax provision                      (443,000)            -
                                       -----------   -----------

Net income                             $   639,000   $ 1,442,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       ----------------------------
                                           1998           1997
                                       -------------  -------------

Revenues:
 Casino                                $ 73,275,000   $ 75,020,000
 Rooms                                    7,058,000      7,453,000
 Food and beverage                       11,548,000     10,819,000
 Other                                      993,000        900,000
                                       ------------   ------------

                                         92,874,000     94,192,000
 Less - promotional allowances          (12,431,000)   (11,775,000)
                                       ------------   ------------

   Net revenues                          80,443,000     82,417,000
                                       ------------   ------------

Expenses:
 Casino                                  54,833,000     52,710,000
 Rooms                                    1,357,000      1,371,000
 Food and beverage                        3,003,000      3,128,000
 Other                                    1,028,000      1,074,000
 General and administrative               4,373,000      4,425,000
 Depreciation and amortization            6,080,000      7,808,000
                                       ------------   ------------

   Total expenses                        70,674,000     70,516,000
                                       ------------   ------------

Income from operations                    9,769,000     11,901,000
                                       ------------   ------------

Non-operating income (expenses):
 Interest income                            434,000        160,000
 Interest expense                        (8,205,000)    (8,252,000)
 Loss on disposal of assets                 (31,000)             -
                                       ------------   ------------

   Total non-operating expense, net      (7,802,000)    (8,092,000)
                                       ------------   ------------

Income before income taxes                1,967,000      3,809,000
Income tax (provision) benefit             (443,000)       845,000
                                       ------------   ------------

Net income                             $  1,524,000   $  4,654,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            --------------------------
                                                                1998          1997
                                                            ------------  ------------

OPERATING ACTIVITIES:
 Net income                                                 $ 1,524,000   $ 4,654,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                              6,080,000     7,808,000
   Provision for doubtful accounts                              446,000       382,000
   Loss on disposal of assets                                    31,000             -
   Deferred income tax benefit                                        -    (1,338,000)
   Decrease (increase) in accounts receivable                    48,000      (250,000)
   Increase (decrease) in accounts payable
     and accrued liabilities                                  1,464,000    (2,154,000)
   Net change in other current assets and liabilities          (275,000)      (29,000)
   Net change in other noncurrent assets and liabilities       (223,000)      485,000
                                                            -----------   -----------

     Net cash provided by operating activities                9,095,000     9,558,000
                                                            -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (4,662,000)   (2,255,000)
 Proceeds from disposal of assets                                46,000             -
 Net change in short-term investments                           (25,000)            -
 Investment in unconsolidated affiliate                               -    (2,000,000)
                                                            -----------   -----------

   Net cash used in investing activities                     (4,641,000)   (4,255,000)
                                                            -----------   -----------

FINANCING ACTIVITIES:
 Borrowings on credit facility                                  541,000             -
 Repayments of long-term debt                                  (438,000)     (257,000)
 Payments on capital lease obligations                                -    (1,199,000)
                                                            -----------   -----------

   Net cash provided by (used in) financing activities          103,000    (1,456,000)
                                                            -----------   -----------

   Net increase in cash and cash equivalents                  4,557,000     3,847,000
     Cash and cash equivalents at  beginning of period       11,851,000     9,321,000
                                                            -----------   -----------

     Cash and cash equivalents at end of period             $16,408,000   $13,168,000
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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course is presently scheduled to open in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997.

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

     The consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of September 30, 1998, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                               SEPTEMBER 30,  DECEMBER 31,
                                   1998           1997
                               -------------  ------------

 Promissory notes to HCC (a)    $84,045,000   $84,045,000
 Equipment loans (b)              1,239,000     1,638,000
 Bank credit facility (c)           502,000             -
                                -----------   -----------

   Total indebtedness            85,786,000    85,683,000
  Less - current maturities        (670,000)     (485,000)
                                -----------   -----------

   Total long-term debt         $85,116,000   $85,198,000
                                ===========   ===========

------------------

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

(b) The loans outstanding at September 30, 1998 are payable monthly including interest at effective rates ranging from 7.8% to 12.9% per annum and mature at various dates between 1999 and 2001.

(c) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against until September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum; no borrowings were outstanding under the credit facility at December 31, 1997. Borrowings under the credit facility are to be repaid in monthly installments over a period of 36 months and are collateralized by equipment purchased with the loan proceeds. The credit facility was not renewed by HCT.

  Scheduled payments of long-term debt as of September 30, 1998 are set forth below:

          1998 (three months)    $   137,000
          1999                       720,000
          2000                       680,000
          2001                       204,000
          2002                             -
          Thereafter              84,045,000
                                 -----------

          Total                  $85,786,000
                                 ===========

     Interest paid amounted to $8,205,000 and $10,038,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(3)  CAPITAL LEASES

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,814,000 are included in operating equipment on the accompanying consolidated balance sheets at both September 30, 1998 and December 31, 1997. Amortization expense was $87,000 and $264,000, respectively, for the three month periods ended September 30, 1998 and 1997 and $261,000 and $790,000, respectively, for the nine month periods ended September 30, 1998 and 1997. Accumulated amortization at September 30, 1998 and December 31, 1997 with respect to these assets amounted to $4,777,000 and $4,516,000, respectively. No future payment obligations exist with respect to such capital leases.

(4)  INCOME TAXES

     Components of HCT's (provision) benefit for income taxes consist of the following:

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                        -----------------------  ----------------------------
                                           1998         1997          1998           1997
                                        -----------  ----------  --------------  ------------

(Provision for) benefit in lieu of
 federal income taxes:
 Current                                 $ (70,000)  $(630,000)      $(184,000)  $(1,173,000)
 Deferred                                 (302,000)    (11,000)       (517,000)      174,000
Change in valuation allowance              (70,000)    641,000         259,000     1,844,000
                                         ---------   ---------       ---------   -----------

                                         $(442,000)  $       -       $(442,000)    $ 845,000
                                         =========   =========       =========   ===========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal taxes to HCC in the amount of $175,000 and $494,000, respectively, during the nine month periods ended September 30, 1998 and 1997. HCT paid no state income taxes during either of the nine month periods ended September 30, 1998 or 1997.

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

     HCT has net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $14,800,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 1997 and the first nine months of 1998 and the expectation of future taxable income, management believes that it is more likely than not that at least a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,107,000 at both September 30, 1998 and December 31, 1997. The ultimate recognition of this amount of deferred tax assets is dependent on HCT's ability to generate approximately $7,000,000 of taxable income for federal income tax purposes prior to the expiration dates of the NOL's and the reversal of other temporary differences.

     The components of the deferred tax assets are as follows:

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1998           1997
                                                      --------------  -------------
     Deferred tax assets:
       Net operating loss carryforwards                 $ 5,016,000    $ 5,200,000
       Alternative minimum tax credit carryforward          669,000        226,000
       Allowance for doubtful accounts                      309,000        240,000
       Other liabilities and accruals                     1,256,000      1,108,000
                                                        -----------    -----------

         Total deferred tax assets                        7,250,000      6,774,000

     Deferred tax liabilities:
       Depreciation and amortization                     (2,832,000)    (2,097,000)
                                                        -----------    -----------

     Net deferred tax asset                               4,418,000      4,677,000
     Valuation allowance                                 (2,311,000)    (2,570,000)
                                                        -----------    -----------

                                                        $ 2,107,000    $ 2,107,000
                                                        ===========    ===========

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     Receivables in connection with HCT's federal income taxes are included on the accompanying consolidated financial statements as follows:

                                  SEPTEMBER 30,  DECEMBER 31,
                                      1998           1997
                                  -------------  ------------

       Accounts receivable           $        -    $  268,000
       Deferred income taxes          1,385,000     1,632,000
       Other noncurrent assets          722,000       475,000

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCT.

(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 during each of the three month periods ended September 30, 1998 and 1997 and $900,000 during each of the nine month periods ended September 30, 1998 and 1997.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month and reimburses ACSC for its direct costs and expenses incurred under the agreement. Since the latter part of 1997, ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $136,000 and $162,000, respectively, for the three month periods ended September 30, 1998 and 1997 and $514,000 and $406,000, respectively, for the nine month periods ended September 30, 1998 and 1997. At both September 30, 1998 and December 31, 1997, HCT had payables of $44,000 included in accounts payable with respect to such charges.

     Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performed certain administrative and marketing services on behalf of HCT during most of 1997 and continues to perform limited services. Fees charged to HCT by GBHC totaled $82,000 during the three month period ended September 30, 1997 and $12,000 and $422,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. HCT also bills HCC and its subsidiaries for services provided to those companies. Net charges from HCC and its subsidiaries amounted to $34,000 and $99,000, respectively, for the three month periods ended September 30, 1998 and 1997 and $96,000 and $276,000, respectively, for the nine month periods ended September 30, 1998 and 1997. At September 30, 1998 and December 31, 1997, HCT had net receivables of $82,000 and $34,000, respectively, for such charges.

(6)  COMMITMENTS AND CONTINGENCIES

 GROUND LEASE -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. For the three month periods ended September 30, 1998 and 1997, HCT expensed $1,080,000 and $1,047,000, respectively, in connection with the ground lease. Such expenses totaled $2,966,000 and $3,015,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

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

(7)  LAND RIGHTS

     Land rights are being amortized on a straight-line basis over a 40-year period representing the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 6); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,144,000 and $991,000, respectively, at September 30, 1998 and December 31, 1997.

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

RESULTS OF OPERATIONS

   HCC had net revenues for the three month period ended September 30, 1998 of $70.8 million, a slight increase from $69.8 million during the same period of 1997. The increase reflects an improvement in net revenues at the Tunica Casino of $1 million (3.7%) while net revenues at the Aurora Casino were virtually unchanged.

   Consolidated operating expenses increased by $3.6 million to $61.5 million during the three month period ended September 30, 1998 from $57.9 million during the same period of 1997. Consequently, HCC's income from operations decreased by $2.6 million (21.6%) during the third quarter of 1998 compared to the same period of 1997. Income from operations after management fees at the Aurora Casino decreased by $1.8 million to $5.9 million during the three month period ended September 30, 1998 compared with the same period of 1997 due primarily to increases in gaming taxes. Income from operations after consulting fees at the Tunica Casino decreased by $493,000 to $3.6 million due primarily to increased competition (see "Tunica Casino - Gaming Operations" below).

   Net revenues of HCC for the nine month period ended September 30, 1998 amounted to $201 million, a 1.3% decrease from $203.6 million during the same period of 1997. The decrease includes reductions in net revenues at the Aurora Casino of $497,000 (less than 1%) and at the Tunica Casino of $2 million (2.4%).

   HCC's operating expenses increased by $2.4 million to $174.6 million during the nine month period ended September 30, 1998 from $172.1 million during the same period of 1997. As a result, HCC's income from operations decreased by $5 million (16%) during the first nine months of 1998 compared to the same period of 1997. Due to the same reason noted above, income from operations after management fees at the Aurora Casino decreased by $5.1 million to $17.9 million during the nine month period ended September 30, 1998 compared with the same period of 1997 and income from operations after consulting fees at the Tunica Casino decreased by $2.1 million to $9.8 million.

AURORA CASINO

   GENERAL

   Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $8.4 million and $24.2 million, respectively, for the three and nine month periods ended September 30, 1998 compared to $10.5 million and $29.8 million, respectively, during the same periods of 1997. Such

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


decreases are primarily due to an increase in the Illinois wagering tax rate which took effect on January 1, 1998. The new tax structure consists of a graduated tax rate system with rates ranging from 15% to 35% based on total adjusted gross receipts. As a result of the tax rate increase, gaming revenue taxes for the three and nine month periods ending September 30, 1998 were higher by $2.9 million (35.7%) and $7.9 million (34.1%), respectively, than for the corresponding periods in 1997. Such increased taxes resulted despite declines in gaming revenues of less than 1% during each of the three and nine month periods ended September 30, 1998 compared to the corresponding periods of the prior year. The operating income decreases are also attributable to increased competition from the opening in northern Indiana of two riverboat gaming operations during April and August 1997. These two operations added approximately 3,700 new gaming positions to the Chicago market area, an increase of nearly 35%.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and nine month periods ended September 30, 1998 and 1997.

                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                ----------------------------  -----------------------------------
                                    1998           1997            1998               1997
                                -------------  -------------  ---------------  ------------------
REVENUES:
 Table games                    $ 10,015,000   $ 11,795,000   $   32,181,000      $   35,762,000
 Slot machines                    29,534,000     27,721,000       81,811,000          79,824,000
 Poker revenues                      534,000        583,000        1,742,000             749,000
                                ------------   ------------   --------------      --------------

  Total                         $ 40,083,000   $ 40,099,000   $  115,734,000      $  116,335,000
                                ============   ============   ==============      ==============

TABLE GAMES:
 Gross wagering (drop)(1)       $ 64,155,000   $ 68,041,000   $  187,203,000      $  203,362,000
 Hold percentage (2)                    15.6%          17.3%            17.2%               17.6%

SLOT MACHINES:
 Gross wagering (handle)(1)     $521,835,000   $469,040,000   $1,458,944,000      $1,405,199,000
 Hold percentage (2)                     5.7%           5.9%             5.6%                5.7%
-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

    Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $48.9 million (9.1%) during the third quarter of 1998 compared to the same period of 1997 offsetting declines experienced during the early part of 1998. Consequently, gross wagering increased $37.6 million (2.3%) during the nine month period ended September 30, 1998 compared to the same period

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


of 1997. The three month increase results from the continuation of aggressive marketing and promotional programs introduced in the second quarter of 1998 to recapture market share in the Chicago area. Declines in gross wagering during the 1998 first quarter resulted from reductions in patron volume due to changes in the Aurora Casino's cruising schedule. In an effort to reduce unprofitable operations and capitalize on profitable cruises in response to the increased wagering tax discussed above, the smaller of the Aurora casino's two riverboats ceased operating daytime cruises on weekdays during January and February; however, all cruises resumed in March. Increased competition in the Chicago market due to the opening of two new casinos in northern Indiana in April and August 1997 has also limited growth in casino wagering.

   REVENUES

   Casino revenues decreased slightly (less than 1%) during both the third quarter and the nine month period ended September 30, 1998 compared to the same periods of 1997. Table game revenues decreased $1.8 million (15.1%) during the third quarter of 1998 compared to the 1997 period as the 5.7% decrease in drop was compounded by a decrease in the table game hold percentage to 15.6% from 17.3%. Table game revenues decreased $3.6 million (10%) during the first nine months of 1998 compared to the 1997 period as the 7.9% decrease in drop was further impacted by a decrease in the table game hold percentage to 17.2% from 17.6%. The 11.3% increase in slot machine handle during the third quarter of 1998 more than offset the decrease in the slot machine hold percentage to 5.7% from 5.9% resulting in a three month slot machine revenue increase of $1.8 million (6.5%) compared to the same period of 1997. Nine month slot machine revenues increased $2 million (2.5%) compared to the same period in 1997 reflecting the 3.8% increase in slot wagering partially offset by the decline in the slot machine hold percentage to 5.6% from 5.7%. Casino revenues were also favorably impacted by the introduction of poker during the second quarter of 1997, which generated casino revenues of $534,000 and $1.7 million, respectively, for the three and nine month periods ended June 30, 1998. Such revenues amounted to $583,000 and $749,000, respectively, for the three and nine month periods ended June 30, 1997.

   Food and beverage revenues at the Aurora Casino did not change significantly during the three or nine month periods ended September 30, 1998 compared to the same periods of 1997. Other revenues increased $238,000 (41.5%) and $623,000 (43.2%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997 due to management's decision to begin charging valet parking and garage fees in 1998.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 62.8% and 60.9%, respectively, during the three and nine month periods ended September 30, 1998 compared to 61% and 60.4%, respectively, during the three and nine month periods ended September 30, 1997. The three month increase reflects an increase in promotional activities designed to recapture market share following a decrease in such activities during the early part of 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   DEPARTMENTAL EXPENSES

   Casino expenses increased $2.1 million (7.8%) and $5.4 million (7%), respectively, during the three and nine month periods ended September 30, 1998 compared to the corresponding periods in 1997. Such increases are attributable to the wagering tax increase discussed above, partially offset by overall reductions in payroll and marketing costs. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee's gaming revenues. The Aurora Casino expenses such gaming taxes based on its anticipated annual effective tax rate.

   Food and beverage expenses did not change significantly during either the three or nine month periods ended September 30, 1998 compared to the same periods in 1997. Other expenses decreased $86,000 (18.3%) and $279,000 (21.7%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997 reflecting reductions in personnel and other operating expenses.

TUNICA CASINO

   GENERAL

   Income from operations at the Tunica Casino amounted to $3.6 million and $9.8 million, respectively, for the three and nine month periods ended September 30, 1998 compared to $4.1 million and $11.9 million, respectively, during the same periods of 1997. The three month period decrease is primarily due to increased marketing costs in response to competitive pressures. The nine month decrease is attributable to a lower than expected table games hold percentages and to increased competition in the Tunica market. The competitive pressure has resulted from the opening of approximately 1,700 new hotel rooms by other casino operators during the fourth quarter of 1997 and early 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and nine month periods ended September 30, 1998 and 1997.

                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                ----------------------------  -----------------------------------
                                    1998           1997              1998              1997
                                -------------  -------------  ------------------  ---------------
CASINO REVENUES:
 Table games                    $  4,239,000   $  3,145,000      $   10,628,000   $   11,561,000
 Slot machines                    22,180,000     22,066,000          61,882,000       62,644,000
 Poker revenues                      265,000        295,000             765,000          815,000
                                ------------   ------------      --------------   --------------

  Total                         $ 26,684,000   $ 25,506,000      $   73,275,000   $   75,020,000
                                ============   ============      ==============   ==============

TABLE GAMES:
 Gross wagering (drop) (1)      $ 20,605,000   $ 20,285,000      $   58,301,000   $   59,754,000
 Hold percentage (2)                    20.6%          15.5%               18.2%            19.3%

SLOT MACHINES:
 Gross wagering (handle) (1)    $428,374,000   $426,450,000      $1,190,522,000   $1,217,502,000
 Hold percentage (2)                     5.2%           5.2%                5.2%             5.1%
---------------------

(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

       Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased slightly by $2.2 million (less than 1%) during the three month period ended September 30, 1998 reducing the nine month decrease in gross wagering to $28.4 million (2.2%) compared to the same periods of 1997. The decreased patron volume is directly attributable to increased competition in the Tunica market. Slot machine handle did not change significantly during the three month period ended September 30, 1998 compared to the prior year period resulting in a year to date decrease in handle of $27 million (2.2%). Table game drop remained stable during the second and third quarters of 1998 compared to the same periods of 1997 in spite of a reduction in the number of table games on the casino floor. The overall decrease in drop was $1.5 million (2.4%) for the nine month period ended September 30, 1998 compared to the 1997 period.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     REVENUES

     Casino revenues increased $1.2 million (4.6%) during the three month period ended September 30, 1998 compared to the like 1997 period resulting in an overall decrease in revenues of $1.7 million (2.3%) during the nine month period ended September 30, 1998 compared to the 1997 period. Table game revenues increased 34.8% during the third quarter of 1998 as a result of the significant improvement in the hold percentage to 20.6% in 1998 from 15.5% in 1997. Table game revenues decreased 8.1% during the first nine months of 1998 due to the previously discussed decline in table drop coupled with an overall decline in the hold percentage to 18.2% in 1998 from 19.3% in 1997. Slot machine revenues did not change significantly during either the third quarter or first nine months of 1998 compared to the prior year periods as the changes in gross wagering were virtually offset by the impact of changes in the slot machine hold percentages. Poker revenues decreased 10.2% during the third quarter of 1998 compared to the same period of the prior year resulting in a poker revenue decrease of 6.1% for the nine month period ended September 30, 1998 compared to 1997. The decrease results primarily from a reduction in the number of poker tables during the period from ten to six.

     Rooms revenue decreased $175,000 (6.4%) and $395,000 (5.3%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 due to increased competition for overnight patrons. Hotel occupancy rates decreased as a result of the additional competition to approximately 82% in the first quarter of 1998 from approximately 88% during the same period of 1997. Occupancy rates at the Tunica Casino for the second and third quarters rebounded to approximately 95% (compared to 97% and 98%, respectively, in the second and third quarters of 1997) as the market began to absorb the additional hotel room capacity. Food and beverage revenues increased $336,000 (8.7%) and $729,000 (6.7%), respectively, during the three and nine month periods ended September 30, 1998 and 1997 compared to the same periods of the prior year. Other revenues increased 16.7% and 10.3%, respectively, during the three and nine month periods ended September 30, 1998 compared to the prior year periods. The increases in both food and beverage and other revenues are due to increased patron volume utilizing these services as a result of expanded promotional activities.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, increased to 65.7% from 62.7% and to 63.4% from 61.4% during the three and nine month periods ended September 30, 1998, respectively, compared to the like periods in 1997. The percentage increases are the result of increased complimentary food and beverage and other services due to increased marketing efforts.

     DEPARTMENTAL EXPENSES

     Casino expenses increased by $2.2 million (12.3%) and $2.1 million (4%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods in 1997. The increases resulted from additional promotional activities instituted during the third quarter of 1998 in response to competitive pressures. Rooms expense did not change significantly during the three and nine

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


month periods ended September 30, 1998 compared to the same 1997 periods. Despite the increases in food and beverage revenues discussed above, food and beverage expenses decreased by $139,000 (12.4%) and $125,000 (4%), respectively, during the third quarter and nine month period of 1998 compared to the like periods of 1997. Such decreases result from the previously noted increase in marketing activities with respect to food and beverage programs, the costs of which are allocated to casino expenses. Decreases in other expenses during the 1998 periods were not significant from a monetary amount.

OTHER CONSOLIDATED ITEMS
------------------------

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased by $347,000 (8.1%) and $865,000 (6.9%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods in 1997. Such expenses at the Aurora Casino (net of management fees) increased by $255,000 (20.8%) during the three month period ended September 30, 1998 from the prior year period bringing the nine month period increase to 4.6%. The three month 1998 increase at the Aurora Casino results primarily from legal fees. The Tunica Casino experienced a general and administration cost reduction (net of consulting fees) of 14.4% for the three month period ended September 30, 1998 bringing the nine month period expense total in line with the previous year period. The remaining corporate general and administrative expense increases of 15.3% and 14.2%, respectively, for the three and nine month periods result from increases in corporate overhead costs, primarily in legal fees and personnel costs.

     MANAGEMENT AND CONSULTING FEES

     The nine month decrease in management and consulting fees during the 1998 period is attributable to the acquisition by HCC of the general partnership interest in PML. PML is now included in the consolidated results of operations of HCC; consequently, management fees earned from the Aurora Casino subsequent to April 1, 1997 have been eliminated in consolidation.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased $767,000 (16.1%) and $2.2 million (15%), respectively, during the three and nine month periods ended September 30, 1998 compared to the 1997 periods primarily due to certain operating equipment at the Tunica Casino becoming fully depreciated during the third quarter of 1997.

     DEVELOPMENT EXPENSES

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized or where additional licenses might be available. Such costs decreased by $16,000 (5.4%) and $487,000 (40.8%), respectively, during the three and nine month periods ended September 30, 1998 compared to 1997 primarily as a result of costs

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


incurred during the 1997 period with respect to HCC's efforts in obtaining a gaming site in Louisiana. A gaming project in Shreveport, Louisiana was approved by the Louisiana Gaming Control Board during the third quarter of 1998 (see "Liquidity and Capital Resources-Capital Expenditures and Other Investing Activities" below).

     INTEREST

     Interest income increased $316,000 (67.2%) and $910,000 (70.4%), respectively, for the three and nine month periods ended September 30, 1998 compared to the same periods of 1997 as a result of more cash being available for investment purposes during the 1998 periods. Interest expense did not change significantly during the three or nine month periods ended September 30, 1998 compared to the same periods of the prior year.

     (LOSS) GAIN ON DISPOSAL OF ASSETS

     The nine month 1998 loss results from the sale of certain slot machines at the Tunica Casino as part of its program to update such equipment; the 1997 gain resulted from the sale of a company-owned aircraft.

     INCOME TAXES

     As previously disclosed in HCC's quarterly report on Form 10-Q for the period ended June 30, 1998, the Company was advised by its tax consultants that it should modify its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. The Company has therefore restated its consolidated financial information for all quarterly periods during 1997 as well as its consolidated balance sheets at December 31, 1997 and 1996. The revised tax treatment resulted in the Company being required to recognize additional taxable income for 1996 and succeeding periods.

     As a result of the additional taxable income the Company was required to recognize from the spin-off, HCC utilized approximately $9 million of its available net operating loss carryforwards ("NOL's") as of December 31, 1996. For alternative minimum tax ("AMT") purposes, the additional AMT income resulting from the revised tax treatment resulted in the Company utilizing all of its remaining AMT loss carryforwards and, in addition, being liable for the payment of approximately $2.2 million in AMT taxes in connection with the spin-off transaction. As a result of the utilization of its NOL's, the obligation for AMT payments and the impact on its other net deferred tax assets, the Company has restated its consolidated balance sheet to provide an additional $6.3 million charge to paid-in capital as of the December 31, 1996 spin-off date. The charge to paid-in capital records the impact of all effects of the spin-off transaction. HCC anticipates paying its $2.2 million AMT obligation for 1996 plus accrued interest thereon during the fourth quarter of 1998.

     For the year ended December 31, 1997, the revised treatment resulted in HCC's recognition for financial reporting purposes of additional income tax expense of $2.2 million in addition to the accrual of interest on the underpayment of its federal tax obligations. HCC paid $4.7 million during September 1998 with respect to its calculated 1997 federal income tax obligation. HCC had originally anticipated that

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


certain tax-planning strategies would create tax attributes which would offset this tax payment. However, as a result of the revised tax treatment of the spin-off, these attributes were no longer available to offset HCC's 1997 federal income tax obligations.

     In connection with the revised tax treatment, HCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract. As a result of the revised tax treatment and the ensuing litigation, the Company replaced its independent accountants. The Company continues to work with its new outside advisors and consultants to review these tax issues.

     At September 30, 1998, HCC and its subsidiaries have NOL's for federal income tax purposes totaling approximately $3.6 million, none of which begin to expire until the year 2028. Additionally, HCC and its subsidiaries have alternative minimum tax and other tax credits available totaling approximately $4.9 million and $415,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010.

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects net deferred tax assets of $1.4 million as of September 30, 1998. In the absence of a "change of control" as discussed below, the ultimate recognition of the current amount of net deferred tax assets will be dependent on HCC and its subsidiaries' ability to generate approximately $4 million of taxable income for federal tax purposes prior to the expiration dates of the NOL's and tax credit carryforwards and the reversal of other temporary differences.

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

     Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. Such program includes the use of both internal and external resources to test and, if necessary, modify or replace software applications. The costs of acquiring, testing and converting such systems are expected to be less than $1 million. Management expects its Year 2000 date conversion projects to be completed on a timely basis. The Company has also initiated formal communication with its significant suppliers to determine the extent to which its information systems are vulnerable to those

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


third parties' failure to resolve their year 2000 issues. While there can be no assurance that the Company and its suppliers and customers will fully resolve the Year 2000 issues, neither the estimated costs nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's operations, liquidity or financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     The operations of the Aurora Casino continue to be HCC's primary source of liquidity and capital resources, having contributed approximately $17.7 million of cash flow from operations during the first nine months of 1998 after deducting the payment of $6.5 million of management fees. The Tunica Casino provided $9.1 million of cash from operations during the first nine months of 1998 after deducting the payment of $900,000 of consulting fees to GBCC. HCC's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first nine months of 1998 included costs to pursue development opportunities ($706,000) and corporate overhead costs ($6 million). HCC also made federal income tax payments amounting to $4.7 million with respect to its 1997 income tax obligation (see "Results of Operations - Income Taxes" above). The Company estimates additional tax payment obligations amounting to $2.2 million during 1998 with respect to its distribution of the common stock of GBCC in 1996. Estimated federal tax obligations have been included in the accompanying consolidated financial statements at September 30, 1998; however, additional state tax obligations, if any, have not yet been determined, but are not anticipated to be material.

     During the first nine months of 1998, consolidated cash flow from operations ($23 million) and collections on notes receivable ($6 million) were used, in part, by HCC to fund capital expenditures of

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


$9.4 million, to repay third party indebtedness and make payments under capital lease obligations of $1.9 million and $425,000, respectively, to fund its initial $2.5 million investment in a joint venture formed to construct a gaming and hotel facility in Shreveport, Louisiana and to pay distributions amounting to $3.8 million to GBCC as limited partner in PML.

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

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer within 30 business days to purchase not more than $2.5 million in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. HCC made such offers in December 1997 and May 1998 and redeemed a total of $2.8 million principal amount of the Senior Secured Notes.

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

     HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($502,000 at September 30, 1998) are to be repaid in monthly installments over 36 months and accrue interest at the rate of prime plus 1/4, per annum subject to a minimum of 8.875%.

     During September 1998, HCA entered into a bank loan agreement to borrow up to $2 million on an unsecured basis. Borrowings under the agreement are payable in 36 monthly installments including interest at the rate of 7.5% per annum.
HCA borrowed $2 million under the agreement during October 1998.

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

     As of September 30, 1998, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1998 are approximately $2.8 million and $1 million, respectively. The estimated long-term debt maturities include the potential redemption of $2.5 million of Senior Secured Notes pursuant to the mandatory redemption offer previously described.

     CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

     Capital expenditures at the Aurora Casino during the first nine months of 1998 were $4.7 million; management anticipates spending $2 million during the remainder of 1998 primarily for its ongoing capital improvements program with no major projects currently scheduled.

     Capital expenditures at the Tunica Casino during the first nine months of 1998 were also $4.7 million; management anticipates spending $2.9 million during the remainder of 1998. Projects underway include upgrades to the lobby area and hotel rooms and new slot machines in addition to the property's ongoing program of capital improvements.

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

     In July 1998, HCC entered into a revised agreement with two partners to develop a hotel and casino complex on the Red River in Shreveport, Louisiana; HCC's ownership interest in the joint venture is approximately 50%. As presently contemplated, HCC would contribute its proportionate share of approximately $40 million as an equity investment in the venture with the remaining construction and preopening costs (estimated at $140 million) to come from non-recourse project financing.

     HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

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

PART II:  OTHER INFORMATION
---------------------------

       ITEM 6.(A) - EXHIBITS

10.1 Amended and Restated Joint Venture Agreement by and among Shreveport Paddlewheels, L.L.C., Sodak Louisiana, L.L.C. and HWCC-Louisiana, Inc. dated July 31, 1998.

10.2 September 1998 Amendment to the July Amended and Restated Joint Venture Agreement.

10.3 Agreement dated as of September 2, 1998 by and among GBHC, GB Holdings, Inc., and GB Property Funding Corp., on the one hand, and GBCC, PHC Acquisition Corp., Lieber Check Cashing, LLC, Jack E. Pratt, William D. Pratt, Edward T. Pratt, Jr. and HCC, on the other.

*99.1 Petition filed on October 8, 1998 in the District Court of Dallas County, Texas by Hollywood Casino Corporation and Greate Bay Casino Corporation ("Plaintiffs") against Arthur Andersen L.L.P., Richard L. Robbins, Michael E. Gamache, Daniel J. Meehan, and Brent A. Railsback ("Defendants")

__________________

* Incorporated by reference to the same-numbered exhibit to the Form 8-K filed October 22, 1998 by the Registrants with the Securities and Exchange Commission.

       ITEM 6.(B) - REPORTS ON FORM 8-K

       The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 1998. On October 22, 1998, the Registrants filed a Form 8-K to report a change in certifying accountants. On October 30, 1998 the Registrants filed a Form 8-K/A to include their former accountants' letter to the Securities and Exchange Commission as an exhibit.


SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO CORPORATION


Date:  November 13, 1998        By: /s/  Charles F. LaFrano III
       -------------------          --------------------------------
                                         Charles F. LaFrano III
                                     Vice President of Finance and
                                     Principal Accounting Officer



                                       HWCC - TUNICA, INC.


Date:  November 13, 1998        By: /s/  Charles F. LaFrano III
       -------------------          --------------------------------
                                         Charles F. LaFrano III
                                      Principal Accounting Officer