Form 10-K
period 1998-12-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1999-04-15
CIK 888245, 927801

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  DECEMBER 31, 1998
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________________

Commission file number         33-48887
                       ------------------------

                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each registrant as specified in its charter)


           DELAWARE                                         75-2352412
            TEXAS                                           75-2513808
-----------------------------------------       --------------------------------
   (States or other jurisdictions of                     (I.R.S. Employer
   incorporation or organization)                       Identification No.'s)

 TWO GALLERIA TOWER, SUITE 2200
    13455 NOEL ROAD, LB 48
         DALLAS, TEXAS                                        75240
-----------------------------------------        -------------------------------
 (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code):       (972) 392-7777
                                                      --------------------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.0001 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                        -------------------------------
                              Title of each class

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                               ___       ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Hollywood Casino Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of Hollywood Casino Corporation, based on the closing price of such stock on April 12, 1999, was $16,048,046. For the purposes of this computation, all officers, directors and 5% beneficial owners of Hollywood Casino Corporation are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are in fact, affiliates of Hollywood Casino Corporation. As of April 12, 1999, 24,949,976 shares of Class A Common Stock, $.0001 par value per share, were outstanding.

     As of April 12, 1999, 1,000 shares of Common Stock of HWCC-Tunica, Inc., $.01 par value per share, were outstanding, all of which were held by an affiliate of HWCC-Tunica, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

     (1) Definitive proxy statement filed pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 26, 1999 - Part III.

     HWCC-Tunica, Inc. meets the conditions set forth in General Instruction
(I)(l)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                    PART I

ITEM 1.   BUSINESS

GENERAL
-------

     Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat casino and entertainment facility in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"), and a casino, hotel and entertainment complex in Tunica County, Mississippi located approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino"). Both the Aurora and Tunica facilities feature the Company's unique Hollywood theme, which incorporates the excitement and glamour of the motion picture industry by utilizing designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. In addition, the Company recently received approval and has a license to develop, own and operate a destination gaming resort to be located in Shreveport, Louisiana, approximately 175 miles east of Dallas, Texas (the "Shreveport Casino"). Approximately 46% of HCC's outstanding common shares are listed and traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HWCC. The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members.

     HCC owns all of the outstanding common stock of both Hollywood Casino - Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized by the Pratt Family during 1990 which owns and operates the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 which owns and operates the Tunica Casino. Prior to December 31, 1996, the Company also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC") whose principal assets consisted of the Sands Hotel and Casino in Atlantic City, New Jersey and management and consulting contracts with HCA and HCT. On December 31, 1996, HCC distributed the common stock of GBCC owned by HCC to its shareholders; consequently, GBCC is no longer a subsidiary of HCC.

     Effective April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino (see "Pratt Management, L.P." below), from a subsidiary of GBCC. Accordingly, PML is reflected as a consolidated subsidiary of HCC for all periods subsequent to April 1, 1997. The remaining limited partnership interest continues to be held by a subsidiary of GBCC and is reflected in the accompanying consolidated financial statements as a minority interest.

     The Company's casinos use casino information technology developed by Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC. The technology includes table game and slot machine monitoring systems that enable the casinos to track and rate patron play through the use of a casino players' card. These systems provide management with the key characteristics of patron play as slot machines and table games are connected with its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Such promotions and complimentaries include free food, hotel accommodations, retail merchandise, sweepstake giveaways and "cash-back" programs based on slot machine patrons' gross wagering. Management believes that its ability to reward customers on a same-visit basis is valuable in developing a loyal base of higher value patrons. The casino system also enables the Company's properties to capture and maintain patron information necessary in implementing its casino player's card and other database marketing programs. In addition, ACSC's systems allow management to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

     Management uses the databases to focus marketing efforts on patrons who have been identified as higher value patrons. This focus is particularly important at the Aurora Casino, where the number of gaming positions available on each daily casino excursion is limited. Management believes that the process of identifying higher value patrons, encouraging participation in its casino player's card program and tailoring promotions and special events to cater to this market segment enhances the profitability of the Company's casinos.

     The Company also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to HCC's gaming facilities and the casino player's card program, the database capabilities are used to direct market to these patrons in an attempt to convert them into higher value patrons.

     During 1998, the Company began implementing a strategic plan that consists of: (1) maintaining strong market positions in Aurora and Tunica, (2) expanding the Aurora Casino, (3) developing the Shreveport Casino and (4) acquiring the management and consulting contracts with respect to the Aurora and Tunica casinos in order to terminate our existing obligations to pay fees to GBCC. Management believes that the successful execution of this plan will enable HCC to enhance its operating performance and simplify its organizational structure.

     The Company's plans with respect to the first three points of the strategic plan are discussed below under the captions "Aurora Casino", "Tunica Casino" and "Shreveport Casino." The acquisition of the management and consulting contracts is to be accomplished through the planned acquisition of Pratt Casino Corporation, a wholly owned subsidiary of GBCC (see "Pratt Management, L.P." below).

     The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

THE AURORA CASINO
-----------------

     The Aurora Casino commenced operations in June 1993. The Aurora facility's primary market is the affluent suburbs north and west of Chicago. Approximately
5.7 million adults live within a 50-mile radius and approximately 8 million adults live within a 100-mile radius of Chicago. The facility is easily accessible from major highways, can be reached by train from downtown Chicago in approximately 50 minutes and is approximately 30 miles from both the O'Hare International and Midway airports. The Aurora Casino's two riverboat casinos contain an aggregate of approximately 29,600 square feet of gaming space with approximately 975 slot machines and approximately 55 table games. The Aurora Casino also includes an approximately 64,000 square foot, land-based pavilion featuring a glass-domed, four-story atrium with two upscale lounges, the award-winning Fairbanks(R) gourmet steakhouse, The Hollywood Epic Buffet(R), a 1950s-style diner, a high-end customer lounge and a new, private, intimate dinning room, called the "Gold Room," for premium players. The Aurora Casino's two parking garages provide convenient access for approximately 1,340 cars. The Aurora Casino also offers retail items at the Hollywood Casino Studio Store, a highly-themed shopping facility that offers movies on video, soundtrack CDs and logo merchandise from major Hollywood studios.

     The Aurora Casino was the first of HCC's properties to feature the distinctive Hollywood theme. Management believes that the use of the Hollywood theme throughout the Aurora Casino's gaming, dining and entertainment facilities provides a uniquely entertaining atmosphere for patrons and encourages both initial and repeat visits. The Aurora Casino also includes themed gaming areas and the use of movie star look-alikes to entertain guests.

     The Aurora Casino is also located near the Paramount Arts Center. This 1,900-seat, art deco-style theater was completely renovated by the City of Aurora in 1992. The Aurora Casino uses the Paramount Theater to provide headliner entertainment for customers. Entertainers booked at the Paramount have included: Frank Sinatra, Tom Jones, Ann Margaret, The Temptations, Howie Mandel, Willie Nelson, Engelbert Humperedink, Paul Anka, Bill Cosby, Smokey Robinson, The Beach Boys, Aretha Franklin, Kenny Rogers, Frankie Valli, Liza Minelli and Steve Lawrence & Eydie Gorme.

     The Chicago gaming market is the fourth largest gaming market in the United States after Las Vegas, Atlantic City and the Connecticut Native American casinos. Based on published reports, the Aurora Casino generated 10.4% of total gaming revenues in the Chicago gaming market with only 9.1% of the market's gaming positions, resulting in the Aurora Casino capturing 114% of its "fair share" of the market's gaming revenues in 1998. The casinos that operate in the Chicago gaming market include four Illinois casinos, including the Aurora Casino, and five Northern Indiana casinos located within 50 miles of downtown Chicago. The Chicago gaming market experienced a significant increase in gaming revenues due to the substantial increase in capacity from the opening of the five Northern Indiana riverboats in 1996 and 1997. In 1998, the Chicago gaming market generated approximately $1.5 billion in gaming revenues, an increase of approximately 100% from 1995.

     The Aurora Casino's riverboats currently depart from their landings for 16 daily cruises Sunday through Thursday and 17 daily cruises on Friday and Saturday, commencing at various times from 9:00 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the cruise, passengers are permitted to game for an additional half hour before new passengers board, for a total of up to two and one-half hours of gaming per cruise. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessel at any time but may board only prior to the regularly scheduled start of the cruise.

     Aurora Casino Expansion. As part of the Company's overall strategic plan to
     -----------------------
maximize the operating performance of the Aurora Casino, management has developed plans to expand and improve its gaming product by replacing the smaller and less spacious of the two current riverboats with a larger, newly constructed riverboat. The new riverboat would include approximately 22,000 square feet of gaming space on one and one-half levels, as compared to the approximately 9,950 square feet of gaming space on four levels of the existing riverboat. The new riverboat would effectively increase overall passenger capacity for both riverboats from approximately 1,840 to 2,200, representing a 20% increase. The Aurora Casino would also be able to provide a more spacious and comfortable gaming environment for its customers in the larger of its currently existing riverboats by moving a significant number of its slot machines and table games to the new riverboat. Management believes that the expansion would provide a competitive advantage by enabling the Aurora Casino to offer a staggered cruising schedule with two premier gaming facilities.

     The new riverboat is projected to cost approximately $40 million and would require a construction period of approximately 14 months. The Company intends to seek financing for this expansion; however, no financing has been arranged and there can be no assurance that such financing will be available to the Company.

     Management understands there is a possibility that legislation could be introduced in the Illinois legislature in the near future that, if enacted, would authorize dockside gaming for the existing casino licensees. Given this possibility, alternative plans have been prepared for the development of a dockside casino in Aurora. The Company believes the $40 million anticipated cost for a new riverboat casino would be sufficient for the development of a dockside casino, should such legislation be enacted.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1998, gaming credit extended to customers accounted for less than 2% of overall wagering. At December 31, 1998, gaming receivables amounted to $1.6 million before allowances for uncollectible gaming receivables which amounted to $655,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. In Aurora, all casino employees must be
     -----------------------------
licensed by the Illinois Gaming Board. At December 31, 1998 there were approximately 1,615 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

THE TUNICA CASINO
-----------------

     The Tunica Casino commenced operations in August 1994. Tunica County is the closest legalized gaming jurisdiction to, and is easily accessible from, the Memphis metropolitan area. Approximately 4.9 million adults live within a 200-mile radius of Tunica County, approximately 867,000 of whom reside within 50 miles of Memphis. In addition, Memphis hosted approximately 8 million visitors in 1998. The Tunica market has become a regional destination resort, attracting customers from markets such as Nashville, Atlanta, St. Louis, Little Rock and Tulsa. The Tunica Casino is accessible to its customers via Highway 61 and Interstate 55.

     The Tunica Casino features a 54,000 square foot, single level casino with approximately 1,400 slot machines and approximately 50 table games. The facility's 506-room hotel and 123-space recreational vehicle park provide overnight accommodations for the Tunica Casino's patrons. The casino includes the highly-themed Adventure Slots(R) gaming area, featuring special effects, multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines. Additional entertainment amenities provided by the Tunica Casino include its award-winning Fairbanks gourmet steakhouse, The Hollywood Epic Buffet, a 1950s-style diner, an entertainment lounge, a themed bar facility, an indoor pool and showroom, banquet and meeting facilities. Also, in November 1998, the Tunica Casino opened an 18-hole championship golf course adjacent to the facility through a joint venture with Harrah's Entertainment, Inc. and Boyd Gaming Corporation. The Tunica Casino also offers parking for 1,850 cars.

     The Company's Hollywood theme is utilized throughout the Tunica Casino, which is designed to resemble a large motion picture sound stage complete with catwalks and movie-set style lighting. In addition, numerous movie props and pieces of motion picture memorabilia are displayed throughout the facility. In 1998, the Tunica Casino installed one of its largest and most dramatic memorabilia pieces--a 28-foot long model ship used in the filming of the Academy Award(R) winning movie Titanic which is depicted sinking into the Atlantic Ocean. The Tunica Casino also provides headliner entertainment for its customers. Entertainers who have performed at the Tunica Casino include the Commodores and Collin Raye.

     The Tunica Casino continues to be one of the leading operators in the Tunica gaming market. Based on published market information, the Tunica Casino generated 9.1% of the total gaming revenues in the Tunica gaming market with only 8.8% of the market's gaming positions, resulting in the Tunica Casino capturing approximately 104% of its "fair share" of the market's gaming revenues in 1998. There are currently ten casinos operating in the Tunica market, including the Tunica Casino. The market has rapidly become the fifth largest gaming market in the United States after Las Vegas, Atlantic City, the Connecticut Native American casinos and Chicago, generating approximately $1.1 billion in gaming revenues in 1998.

     The Tunica Casino is located in a cluster with gaming facilities operated by Harrah's Entertainment, Inc. and Boyd Gaming Corporation. The three operating casinos have named the cluster "Casino Strip" in order to establish a marketing identity for the cluster. The three properties operate a free shuttle bus service between the casinos and have also conducted joint marketing activities including a billboard campaign and radio advertising. Furthermore, the three properties conduct joint special events to attract customers to the cluster.

     In 1998, management launched a $13 million upgrade which it believes will enhance the Tunica Casino's position as one of the highest quality facilities in the Tunica gaming market. As of March 31, 1999, the casino has added 255 new state of the art slot machines, upgraded all of its hotel rooms, expanded the number of recreational vehicle spaces and opened the 18-hole championship golf course. By the end of the second quarter of 1999, the casino intends to substantially complete the upgrade of all of its hotel suites, replace an additional 136 slot machines, develop a new VIP check-in and a private entertainment lounge to enhance the level of service provided to its premium gaming patrons, enhance all public areas, including the installation of a new marble floor in the hotel lobby, and enhance the facility's exterior through landscaping and lighting improvements.

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

     Management believes that the Tunica Casino's unique theme has broad patron appeal and distinguishes the Tunica Casino from its competitors. Additionally, the nature of the theming permits for periodic and cost effective updating which management believes stimulates repeat visits.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising in Tunica in accordance with applicable regulations are enforceable under Mississippi law. During 1998, gaming credit extended to customers accounted for less than 1% of overall wagering. At December 31, 1998, gaming receivables amounted to $1.6 million before allowances for uncollectible gaming receivables amounting to $813,000. Management of the Tunica Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. At December 31, 1998, there were
     -----------------------------
approximately 1,200 employees at the Tunica Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

PRATT MANAGEMENT, L.P.
----------------------

     PML manages the Aurora Casino pursuant to a management contract which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of the Aurora Casino and any additions or expansions thereof.

     PML receives a quarterly base management fee equal to 5% of operating revenues (as defined in the agreement). However, for so long as HCC's 12 3/4% Senior Secured Notes due 2003 (the "Senior Secured Notes") remain outstanding (see "Item 2. Properties - The Aurora Casino" below), payment of the base services fee is (i) subject to a maximum of $5.5 million in any consecutive 12 month period; (ii) subordinate to payment of interest on the Senior Secured Notes; and (iii) conditioned upon compliance with the indenture for the Senior Secured Notes. PML also receives an incentive fee equal to 10% of gross operating profit (as defined in the agreement).

     Pursuant to the Agreement of Limited Partnership, an HCC subsidiary earns as general partner an amount equal to 99% of the first $84,000 of net income earned by PML each month and 1% of any net income earned above such amount, all of which comes from management fees received from the management of the Aurora Casino pursuant to the management contract. PML makes distributions of all remaining income to a GBCC subsidiary which is the limited partner in PML. Because PML is included in the consolidated results of operations of HCC, the limited partner earnings are reflected as minority interest.

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

RECENT DEVELOPMENTS
-------------------

     Pratt Casino Corporation Acquisition. In March 1999, the Company entered
     ------------------------------------
into an agreement in principle with GBCC and certain of its wholly owned subsidiaries, including PRT Funding Corp. ("PRT Funding") and Pratt Casino Corporation ("PCC"), and the holders of $85 million of senior notes currently in default which were issued by PRT Funding. Under the terms of the agreement, the Company would purchase the stock of PCC from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Upon completion of the Restructuring, PCC's assets will consist of its limited partnership interest in PML and a consulting agreement for the Tunica Casino. These assets will serve as collateral for $39.3 million of new notes to be issued by PCC to the holders of the senior notes as part of the Restructuring. The acquisition of PCC will also result in a charge to expense by the Company of approximately $39.3 million during 1999 as no asset value will be attributed to the management contract and consulting agreement when acquired.

     After the acquisition of PCC, the Company will have incurred additional debt and associated interest, but will no longer report a minority interest in PML nor pay the Tunica consulting fee to a GBCC subsidiary. The minority interest and consulting fee expense totaled $7.7 million for the year ended December 31, 1998.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 of the United States Bankruptcy Code with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval of the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over PCC and PRT Funding.

     The Shreveport Casino. In September 1998, the Company and its two joint
     ---------------------
venture partners, New Orleans Paddlewheels, Inc. ("Paddlewheels") and Sodak Gaming, Inc. ("Sodak"), received preliminary approval to develop, own and operate a casino and hotel resort in Shreveport, Louisiana. Under the terms of the joint venture agreement, all of the equity capital for the project was to be provided by HCC and Sodak, resulting in each owning 50% of the joint venture, with Paddlewheels holding a 10% residual interest in the event that the project was sold in the future. On March 31, 1999, the Company entered into a definitive agreement to purchase Sodak's interest in the joint venture. HCC is obligated to pay Sodak

$2.5 million (the amount Sodak contributed to the project) for its interest, $1,000 of which is to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. Paddlewheels will retain its 10% residual interest.

     Completion of the project and its initial operation are subject to final approvals by the Louisiana Gaming Control Board as well as obtaining financing for the project. In addition to its 100% ownership interest, which will be held by a non-recourse subsidiary of the Company under the terms of the Senior Secured Notes, another HCC subsidiary will operate the Shreveport Casino under a management agreement. This management agreement provides that the Shreveport Casino must pay a management fee of 2% of net revenues plus an increasing percentage (5 - 10%) of the Shreveport Casino's annual earnings before interest, taxes, depreciation and amortization above $25 million.

     This destination resort is currently designed to include a 400-room, art deco-style hotel, and a three-level, 66,000 square foot riverboat casino, which would be the largest riverboat casino in the market. The resort is also designed to include a 170,000 square foot pavilion housing numerous restaurants and entertainment amenities, a 100-foot wide seamless entrance to the riverboat from the land-based pavilion on all three levels and over 40,000 square feet of retail space. As planned, the Shreveport Casino will feature the Company's unique Hollywood theme, which will be utilized throughout the resort.

     The Shreveport resort is planned to be located next to Harrahs' existing riverboat facility which would position it as the first casino property that customers will reach when driving to the Shreveport/Bossier City market from the primary feeder markets of Dallas/Ft. Worth and East Texas. Once completed, the Shreveport Casino will be the fifth casino operating in the Shreveport/Bossier City gaming market. The existing four operators generated approximately $600 million in gaming revenues in 1998.

     Upon its completion, the Shreveport Casino will compete directly with Binion's Horseshoe, Harrah's, the Isle of Capri and Casino Magic in the Shreveport/Bossier City market. The Louisiana Gaming Control Board has granted approval to applicants for 14 of the 15 legislatively approved licenses, five of which are located in the Shreveport/Bossier City market. If the remaining fifteenth license is granted, it may be located in the Shreveport/Bossier City market which could have a material adverse impact on the Shreveport Casino.

     It is currently anticipated that the cost to develop and open the Shreveport Casino will be approximately $200 million and that construction of the project will take approximately 14 months to complete. The Company intends to raise approximately $150 million in non-recourse project debt, including equipment financing, to fund the construction of the Shreveport Casino. The remaining $50 million will be provided in the form of equity contributions, a portion of which will come from HCC's existing cash and the remainder being subject to additional financing. Financing for the Shreveport Casino project has not been arranged and there can be no assurance that such financing will be available to the Company.

COMPETITION
-----------

     The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, some of which have greater financial and other resources than the Company. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals, Native American reservation gaming and other forms of legalized gaming in the United States and other jurisdictions. Legalized gambling is currently permitted in various forms throughout the United States, in several Canadian provinces, as well as on Native American reservations in certain states including Louisiana and Mississippi. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition for the Company's present and proposed gaming operations and could have a material adverse impact on the Company.

     THE AURORA CASINO

     The Illinois Riverboat Gambling Act (the "Riverboat Act") and the rules promulgated by the Illinois Gaming Board thereunder authorize only ten owner's licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. One licensed site ceased gaming operations in July 1997. Management believes that this license will likely be relocated and will commence operations in the future at a new site which could be within the Aurora Casino's principal market. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 40 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 40 miles from downtown Chicago and amid the affluent northern and western suburbs. In addition, the Aurora Casino competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 50 miles of downtown Chicago. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market.

     The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Legislation could also be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Aurora Casino's principal market. In addition, legislation authorizing three casinos in the Detroit, Michigan area has been approved. Native American tribes are seeking to open casino facilities in northwestern Indiana, Michigan and Wisconsin under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

     THE TUNICA CASINO

     The Tunica Casino faces intense competition from the other nine casinos operating in north Tunica County and Coahoma County. Within the Casino Strip cluster, the Tunica Casino competes with Sam's Town and Harrah's Mardi Gras. A second casino owned by Harrah's in the Casino Strip closed during 1997, but is expected to be reopened by Isle of Capri Casinos, Inc. in the summer of 1999. A three casino cluster called "Casino Center" consists of Binion's Horseshoe, Sheraton Casino and Goldstrike Casino and is located north of the Casino Strip cluster and closer to the Memphis market. Bally's operates a casino and hotel adjacent to, but not connected with, the Casino Center. Fitzgeralds is located between Casino Center and the Casino Strip cluster. In addition, Lady Luck operates a casino in Coahoma County which is located approximately 40 miles south of the Casino Strip cluster.

     During July 1996, Grand Casinos opened a casino complex immediately north of Casino Center with 140,000 square feet of gaming space including approximately 3,270 slot machines and 120 table games. Three hotels with an aggregate of 1,366 rooms, a conference center and a golf course are currently available and other amenities are scheduled for later completion. The opening of this casino space, now the largest in Mississippi, increased casino capacity in Tunica County by 24%.

     Management believes the shortage of hotel rooms was a restriction to growth in prior years. However, a number of casino operations have completed and opened hotel facilities from 1996 through the present. During 1997 and early 1998, the Goldstrike Casino completed a 31-story, 1,200-room hotel tower and Binion's opened a 300-room hotel tower. Sheraton Casino also completed construction of 150 hotel rooms. The total current number of hotel rooms in Tunica County has increased to approximately 5,700 rooms from 1,250 at the end of 1995, a greater than three-fold increase. The additional hotel capacity has made the Casino Center increasingly competitive in attracting overnight visitors.

     The Mississippi Gaming Control Act does not limit the number of licenses that may be granted. Any significant increase in new capacity in Tunica County could negatively impact the operations of the Tunica Casino.

     Although management does not believe that the Tunica Casino faces significant competition from casinos outside of Tunica County, legalized gaming operations are established in and around Mississippi, including 12 casinos on the Gulf Coast. In addition, the Tunica Casino may eventually face competition from the opening of gaming casinos closer to Memphis, including DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996, and by statute cannot vote on such issue again until 2004. Casino gaming is not currently legalized in Tennessee or Arkansas. Although management does not anticipate such legislation in the near term, the legislation of gaming in either Tennessee or Arkansas could have a material adverse impact on the Tunica Casino.

CASINO REGULATION
-----------------

     ILLINOIS

     The Riverboat Act currently authorizes riverboat gaming on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan. Riverboat gaming is not permitted in Cook County, which includes Chicago. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

     Owner's Licenses. The Riverboat Act requires the owner of a riverboat
     ----------------
gaming operation to hold an owner's license issued by the Illinois Gaming Board. The Aurora Casino's owner's license was renewed in 1998 and expires in December 1999. The Illinois Gaming Board is authorized to issue ten owner's licenses statewide. Each owner's license permits up to two boats as a part of the riverboat gaming operation. No entity may be licensed as the owner of more than one riverboat gaming operation in Illinois, although a licensed owner may hold up to 10% of a second riverboat gaming operation in Illinois. In addition to the ten owner's licenses which may be authorized under the Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

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

     Applicants for and holders of an owner's license are required to obtain formal prior approval from the Illinois Gaming Board for changes proposed in the following areas; (i) key persons, (ii) type of entity, (iii) equity and debt capitalization of the entity, (iv) investors and/or debt holders, (v) source of funds, (vi) economic development plans or proposals, (vii) riverboat capacity or significant design change, (viii) gaming positions, (ix) anticipated economic impact, or (x) agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

     A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee include, but are not limited to, the following: (i) cash flow, casino cash and working capital requirements, (ii) debt service requirements and covenants associated with financial instruments, (iii) requirements for repairs, maintenance and capital improvements, (iv) employment or economic development requirements of the Riverboat Act and (v) a licensee's financial projections.

     The Illinois Gaming Board will require a personal disclosure form and approval as a key person for any business entity or individual with an ownership interest or voting rights of more than 5% in a licensee, the trustee of any trust holding such ownership interest or voting rights, the directors of the licensee and its chief executive officer, president and chief operating officer, as well as any other individual or entities deemed by the board to hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the board. Each key person must file, on an annual basis, a disclosure affidavit, updated personal and background information, and updated tax and financial information. Key persons are required to promptly disclose to the board any material changes in status or information previously provided to the board and to maintain their suitability as key persons. In order for the board to identify potential key persons, each applicant for or holder of an owner's license is required to file a table of organization, ownership and control to identify the individuals or entities that through direct or indirect means manage, own or control the interests and assets of the licensee. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a key person, the Illinois Gaming Board may enter an order upon the licensee to require economic disassociation of a key person. Each licensee is required to provide a means for the economic disassociation of a key person in the event such disassociation is required by an order of the board.

     An ownership interest in a holder of an owner's license may be transferred or pledged as collateral only with the consent of the Illinois Gaming Board.

     Regulation of Gaming Operations. The Riverboat Act does not limit the
     -------------------------------
maximum bet or per patron loss and licensees may set any maximum or minimum bets or other limits on wagering. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. Gaming sessions are limited to a four hour duration; however, special event extended cruises may be authorized by the Illinois Gaming Board.

   If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to inclement weather, river icing, or unforeseeable mechanical difficulties, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. Recently, the Illinois Gaming Board amended its rules to clarify the circumstances under which dockside gaming will be permitted and to require the imposition of a fine for violations of the cruising requirements.

     A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $6.6 million, $7.2 million and $6.4 million , respectively, during 1998, 1997 and 1996. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act. This gaming tax increased significantly in 1998. The tax rate changed from a flat 20% to graduated rates ranging from 15%to 35%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $42.4 million, $30.7 million and $31.3 million, respectively, for the years 1998, 1997 and 1996.

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

     MISSISSIPPI

     The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulations including the Mississippi Gaming Control Act (the "Mississippi Act"). Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters of counties bordering the Mississippi River or in waters of the State of Mississippi which lie adjacent to the coastline of the three counties bordering the Gulf of Mexico and counties in which gaming has been approved by the voters. Mississippi's gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various federal, state, and county regulatory agencies.

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

     The licenses obtained by HCT are not transferable and need to be renewed periodically. The ownership license for the Tunica Casino has been renewed through October 18, 1999. Presently, the policy of the Mississippi Commission is to award casino licenses for two-year periods, subject to renewal. The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to an opportunity for a hearing.

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

     License fees and taxes are based upon a percentage of the gross gaming revenues received by a casino operation, the number of slot machines operated by such casino and the number of table games operated by such casino. In particular, gaming licensees must pay an annual $5,000 license fee and an additional fee based on the number of gaming devices. A state gross revenues fee of 8% is due on adjusted gross gaming revenues. Several local governments have been authorized to impose additional gross fees on adjusted gross gaming revenues of up to 4% or, alternatively, per person boarding fees, and annual license fees based on the number of gaming devices on board. The City of Tunica and Tunica County impose a combined fee of 4% on adjusted gross gaming revenues. Such gaming taxes for the Tunica Casino amounted to $11.7 million, $11.9 million and $10.7 million during 1998, 1997 and 1996, respectively. Gross gaming taxes paid to the state are allowed as a credit against Mississippi state income tax liability.

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

DEVELOPMENT ACTIVITIES
----------------------

     Management believes that a proactive business development strategy is important to the Company's long-term growth and continued success, and is committed to a development program that will maximize the Company's future opportunities. Accordingly, the Company will continue to pursue development of new casino entertainment venues by promoting the expansion of legalized gaming and by exploring opportunities where gaming is already sanctioned.

ITEM 2.   PROPERTIES

THE AURORA CASINO
-----------------

     The Aurora Casino consists of two, four-level riverboats, City of Lights I and City of Lights II, which have combined casino space of approximately 29,600 square feet and approximately 1,200 gaming positions. The complex also includes a four-story, approximately 64,000 square foot land based pavilion and two parking garages under capital lease agreements.

     The first parking garage contains approximately 31,000 square feet of office space of which approximately 22,600 square feet are currently being used for administrative offices. HCA leases the parking garage, including the office space, from the City of Aurora under a 30-year lease ending June 2023, with HCA having the right to extend the term under renewal options for an additional 67 years. The second garage, completed in 1996, has approximately 500 parking spaces and includes approximately 1,500 square feet of retail space. The facility is owned by a governmental agency and operated by HCA pursuant to a lease with an initial term expiring in 2026 with the right to extend the lease for up to 20 additional years.

     The Aurora Casino is currently pledged as collateral to the extent of approximately $31.5 million (subject to future reductions for principal payments on HCA's intercompany note to HCC) with respect to the Senior Secured Notes in the original face amount of $210 million issued by HCC on October 17, 1995. The Senior Secured Notes bear interest, payable semiannually, at the rate of 12 3/4% discounted to yield 13 3/4% per annum and currently have a face amount of $204.7 million.

THE TUNICA CASINO
-----------------

     The Tunica Casino consists of a 60,000 square foot, single level casino with 54,000 square feet of gaming space, 506 hotel rooms and suites and support facilities that include two restaurants, a buffet, an arcade and a gift shop, banquet space, an enclosed pool and atrium, a showroom and administrative offices. An eight-story, 350-room hotel tower was completed in 1996 with a portion of the proceeds from the Senior Secured Notes discussed above. The Tunica facility also includes a 123-space recreational vehicle park (a 51-space expansion was completed in September 1998) and a 1,850-space surface parking area.

     The ground lease for the Tunica site has an initial term of five years from the date gaming operations commenced, and an option to extend the lease for nine successive five-year terms. Rent during the initial term is equal to the greater of 4% of Gross Revenues (as defined in the lease) or $1.1 million per year. Because the ground lease for the Tunica site covers approximately 70 acres, there is sufficient land for future expansion should circumstances warrant an expansion.

     Substantially all of the assets of the Tunica Casino are pledged as collateral for the Senior Secured Notes discussed above.

DEVELOPMENT SITES
-----------------

     The Company holds an option to purchase approximately 159 acres of land in Palmer, Massachusetts for possible development of a gaming resort complex in the event that gaming is approved by the state legislature. The Company also holds two sites for resale in the Houston, Texas area.

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

OTHER LITIGATION
----------------

     On October 8, 1998, HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, HCC's former independent accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the initial stages of discovery.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     HCC's Class A common stock, 50,000,000 shares at $.0001 par value per share, is HCC's sole voting security. HCC's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HWCC. The prices set forth in the following table represent actual transactions.

          PERIOD               High           Low
          ------              -----          -----
     1998
          First Quarter       $2.31          $1.41
          Second Quarter       2.13           1.66
          Third Quarter        1.94           1.16
          Fourth Quarter       1.56           0.97

     1997
          First Quarter       $5.13          $2.69
          Second Quarter       4.13           2.81
          Third Quarter        3.50           2.38
          Fourth Quarter       3.56           1.75

     As of April 12, 1999, there were approximately 500 holders of record of HCC's voting common stock.

     HCC has not paid cash dividends on its common stock in the past and has no plans to pay cash dividends on its common stock in the foreseeable future. See
Note 4 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose specified restrictions on the transfer of funds between certain subsidiaries.

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

     HCT has not paid dividends in the past; any such dividends would be payable to HCC.

ITEM 6.   SELECTED FINANCIAL DATA

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
---------------------------------------------

     The following tables present selected financial data for HCC and its subsidiaries and are qualified in their entirety by the consolidated financial statements and accompanying footnotes appearing elsewhere in this Form 10-K. The data as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, have been derived from the audited consolidated financial statements of HCC presented in Item 8.

STATEMENT OF OPERATIONS DATA:

                                                                       YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                        1998         1997(1)        1996        1995       1994
                                                    ------------  -------------  -----------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues......................................     $268,760     $267,757     $530,580     $539,943   $464,384
                                                       --------     --------     --------     --------   --------
Expenses:
  Departmental....................................      197,836      185,753      426,769      396,157    338,776
  General and administrative......................       17,778       16,790       37,169       36,914     33,189
  Management and consulting fees..................        1,200        3,927            -            -          -
  Depreciation and amortization...................       16,562       18,901       40,836       40,955     30,960
  Amortization of preopening costs................            -            -            -            -     11,002
  Development.....................................          779        1,480        1,065        6,765      5,154
                                                       --------     --------     --------     --------   --------
    Total expenses................................      234,155      226,851      505,839      480,791    419,081
                                                       --------     --------     --------     --------   --------
Income from operations before write down
  of assets.......................................       34,605       40,906       24,741       59,152     45,303
Write down of assets..............................            -      (19,678)     (22,141)           -          -
                                                       --------     --------     --------     --------   --------
Income from operations............................       34,605       21,228        2,600       59,152     45,303
                                                       --------     --------     --------     --------   --------
Non-operating income (expenses):
  Interest income.................................        2,844        1,896        3,101        3,708      4,227
  Interest expense................................      (30,260)     (30,437)     (59,090)     (55,558)   (46,233)
  Tax settlement costs............................       (1,087)           -            -            -          -
 (Loss) gain on disposal of assets................          (61)         552       (1,841)        (514)       (26)
                                                       --------     --------     --------     --------   --------
     Total non-operating expenses, net............      (28,564)     (27,989)     (57,830)     (52,364)   (42,032)
                                                       --------     --------     --------     --------   --------
Income (loss) before income taxes, extraordinary
  and other items.................................        6,041       (6,761)     (55,230)       6,788      3,271
Income tax provision..............................         (816)      (5,359)         (63)        (268)    (1,527)
                                                       --------     --------     --------     --------   --------
Income (loss) before extraordinary and other
  items...........................................        5,225      (12,120)     (55,293)       6,520      1,744
Minority interest in earnings of Limited
  Partnership.....................................       (6,494)      (5,012)           -            -          -
                                                       --------     --------     --------     --------   --------
(Loss) income before extraordinary item...........       (1,269)     (17,132)     (55,293)       6,520      1,744
Extraordinary item:
  Early extinguishment of debt,
   net of related tax benefits (2)................         (336)        (215)           -      (23,808)       126
                                                       --------     --------     --------     --------   --------
Net (loss) income.................................     $ (1,605)    $(17,347)    $(55,293)    $(17,288)  $  1,870
                                                       ========     ========     ========     ========   ========
Basic (loss) income per common share (3):
  (Loss) income before extraordinary item.........     $   (.05)    $   (.69)    $  (2.24)    $    .27   $    .07
  Extraordinary item..............................         (.01)        (.01)           -         (.97)       .01
                                                       --------     --------     --------     --------   --------
      Net (loss) income...........................     $   (.06)    $   (.70)    $  (2.24)    $   (.70)  $    .08
                                                       ========     ========     ========     ========   ========
Diluted (loss) income per common share (3):
  (Loss) income before extraordinary item.........     $   (.05)    $   (.69)    $  (2.24)    $    .26   $    .07
  Extraordinary item..............................         (.01)        (.01)           -         (.96)       .01
                                                       --------     --------     --------     --------   --------
    Net (loss) income.............................     $   (.06)    $   (.70)    $  (2.24)    $   (.70)  $    .08
                                                       ========     ========     ========     ========   ========

BALANCE SHEET DATA:

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                           1998         1997(1)      1996(1)      1995     1994
                                                       -----------  --------     --------     --------   --------
                                                                  (IN THOUSANDS)
Total assets......................................     $270,740     $276,218     $308,158     $514,463   $464,135
Total debt, including capital
  lease obligations...............................      227,529      226,922      232,046      496,847    432,117
Shareholders' equity (deficit)....................        7,512        9,117       38,836      (57,233)   (39,947)

_________________________
(1) Restated to reflect the modification of the treatment of income taxes resulting from the distribution of the common stock of Greate Bay Casino Corporation - see Note 3 of Notes to Consolidated Financial Statements of HCC.

(2) Includes the following items: (i) for 1998 and 1997, costs associated with HCC's mandatory redemption of Senior Secured Notes, net of related tax benefit, and (ii) for 1995, costs associated with the October 1995 issuance of the Senior Secured Notes by HCC.

(3) During 1997, HCC adopted the provisions of Financial Accounting Standards No. 128, "Earnings per Share." The earnings per share calculation has been restated for all prior periods presented.

HOLLYWOOD CASINO-AURORA, INC. AND HWCC-TUNICA, INC.
----------------------------------------------------

     The following tables set forth selected financial information for HCA and HCT and are qualified in their entirety by, and should be read in conjunction with, HCA and HCT's Financial Statements and accompanying footnotes appearing elsewhere in this Form 10-K. HCA and HCT commenced operations on June 17, 1993 and August 8, 1994, respectively. The data as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 have been derived from the audited financial statements of HCA and HCT presented in Item 8.

                         HOLLYWOOD CASINO-AURORA, INC.

STATEMENT OF OPERATIONS DATA:

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1998       1997       1996       1995       1994
                                         ---------  ---------  ---------  ---------  ---------
                                                            (IN THOUSANDS)
Net revenues...........................  $162,947   $160,307   $163,391   $152,508   $148,000
                                         --------   --------   --------   --------   --------

Expenses:
   Departmental........................   118,459    108,653    114,006    102,780     95,495
   General and administrative..........    14,136     14,673     14,645     14,406     11,926
   Depreciation and amortization.......     7,350      7,491      8,834      9,172      7,121
   Amortization of preopening costs....         -          -          -          -      5,863
                                         --------   --------   --------   --------   --------
     Total expenses....................   139,945    130,817    137,485    126,358    120,405
                                         --------   --------   --------   --------   --------
Income from operations.................    23,002     29,490     25,906     26,150     27,595
                                         --------   --------   --------   --------   --------
Non-operating income (expense):
   Interest income.....................       112        156        205        306        458
   Interest expense....................    (6,046)    (6,847)    (6,704)    (6,493)    (6,654)
   Gain on disposal of assets..........         4        134          -          -          -
                                         --------   --------   --------   --------   --------
     Total non-operating expense, net..    (5,930)    (6,557)    (6,499)    (6,187)    (6,196)
                                         --------   --------   --------   --------   --------

Income before income taxes and
  extraordinary item...................    17,072     22,933     19,407     19,963     21,399
Income tax provision...................    (6,559)    (8,419)    (6,883)    (7,554)    (7,557)
                                         --------   --------   --------   --------   --------

Income before extraordinary item.......    10,513     14,514     12,524     12,409     13,842
Extraordinary item.....................         -          -          -       (989)         -
                                         --------   --------   --------   --------   --------

Net income.............................  $ 10,513   $ 14,514   $ 12,524   $ 11,420   $ 13,842
                                         ========   ========   ========   ========   ========

BALANCE SHEET DATA:

                                                            DECEMBER 31,
                                         ----------------------------------------------------
                                             1998       1997       1996       1995       1994
                                         --------   --------   --------   --------   --------
                                                    (IN THOUSANDS)
Total assets...........................  $100,310   $104,071   $107,449   $ 93,196   $ 73,356
Total debt, including capital lease
  obligations..........................    54,248     58,972     65,430     55,829     50,141
Shareholder's equity...................    28,720     28,948     28,033     25,549     14,071

                               HWCC-TUNICA, INC.

STATEMENT OF OPERATIONS DATA:

                                                                   YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                          1998       1997            1996       1995     1994 (1)
                                                        --------   --------        --------   --------   --------
                                                                      (IN THOUSANDS)
Net revenues...........................                 $105,773   $107,263        $ 94,524   $ 94,416   $ 32,413
                                                        --------   --------        --------   --------   --------

Expenses:
 Departmental..........................                   79,328     77,058          72,602     63,842     22,623
 General and administrative............                    5,813      5,769           5,962      5,711      2,425
 Depreciation and amortization.........                    8,123      9,916          10,906     10,356      3,610
 Amortization of preopening costs......                        -          -               -          -      5,939
                                                        --------   --------        --------   --------   --------
   Total expenses......................                   93,264     92,743          89,470     79,909     34,597
                                                        --------   --------        --------   --------   --------

Income (loss) from operations..........                   12,509     14,520           5,054     14,507     (2,184)
                                                        --------   --------        --------   --------   --------

Non-operating income (expenses):.......
 Interest income.......................                      587        281             835        637        374
 Interest expense......................                  (10,937)   (10,980)        (10,060)   (10,792)    (4,454)
 (Loss) gain on disposal of assets.....                      (65)         6             (45)      (505)         -
                                                        --------   --------        --------   --------   --------
   Total non-operating expenses,
    net................................                  (10,415)   (10,693)         (9,270)   (10,660)    (4,080)
                                                        --------   --------        --------   --------   --------

Income (loss) before income taxes and
 extraordinary items...................                    2,094      3,827          (4,216)     3,847     (6,264)
Income tax (provision) benefit.........                     (689)       845               -        694          -
                                                        --------   --------        --------   --------   --------

Income (loss) before extraordinary
  items................................                    1,405      4,672          (4,216)     4,541     (6,264)
Extraordinary items, net of tax
 benefit...............................                        -          -               -     (9,614)       126
                                                        --------   --------        --------   --------   --------

Net income (loss)......................                 $  1,405   $  4,672        $ (4,216)  $ (5,073)  $ (6,138)
                                                        ========   ========        ========   ========   ========
BALANCE SHEET DATA:
                                                                              DECEMBER 31,
                                                        ---------------------------------------------------------
                                                          1998       1997            1996       1995     1994 (1)
                                                        --------   --------        --------   --------   --------
                                                                              (IN THOUSANDS)

Total assets...........................                 $120,461   $118,727        $116,620   $122,240   $ 99,889
Total debt, including capital lease
  obligations..........................                   85,798     85,683          86,645     88,340     61,789
Shareholder's equity...................                   25,287     23,882          19,210     23,426     28,499

_________________

(1) The Tunica Casino commenced operations on August 8, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Annual Report on Form 10-K contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or the Company in particular, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

   RESULTS OF OPERATIONS

   On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. For the year ended December 31, 1996, however, the operations of GBCC are included in the consolidated results of operations of HCC. The following table sets forth the pro forma losses before income taxes of HCC and its subsidiaries, exclusive of GBCC and its subsidiaries (the "HCC Group"), for the year ended December 31, 1996 as if the distribution of GBCC common stock had occurred at December 31, 1995 and, as a result, GBCC had not been consolidated with HCC.

   Effective on April 1, 1997, HCC acquired the general partnership interest in the limited partnership that manages the Aurora Casino. Prior to that date, the limited partnership was wholly owned by subsidiaries of GBCC. As a result of the purchase, the limited partnership is now consolidated with HCC, and earnings attributable to the limited partnership interest not owned by HCC are deducted from HCC's operating income as minority interest. The 1997 financial information set forth below is adjusted from the consolidated financial statements presented elsewhere to include only the earnings attributable to HCC as general partner in income before taxes, nonrecurring, extraordinary and other items.

   The 1997 results of operations have been restated from the prior year's presentation as a result of revisions to the tax treatment of the distribution of GBCC stock to HCC's shareholders (see Note 3 of Notes to Consolidated Financial Statements of HCC).

   As a result of these proforma adjustments, the following presentation reflects all periods on a comparable basis. Except for this presentation, the impact of GBCC's exclusion from the 1998 and 1997 results of operations will not be addressed in the discussion which follows.


                                                       YEAR ENDED DECEMBER 31,
                                                -------------------------------------
                                                  1998(1)      1997(2)      1996(2)
                                                -----------  -----------  -----------
                                                            (in thousands)
Casino revenues                                   $252,863      $251,471     $244,485
Other departmental revenues                         42,425        41,454       36,660
 Less - promotional allowances                     (26,528)      (25,168)     (22,658)
                                                  --------      --------     --------

 Net revenues                                      268,760       267,757      258,487
                                                  --------      --------     --------

Casino expenses                                    184,589       171,623      174,032
Other departmental expenses                         13,247        14,130       12,716
General and administrative expenses                 16,497        15,631       18,766
Management and consulting fees                      10,072        10,809       10,560
Depreciation and amortization                       16,562        18,901       21,006
Development expenses                                   779         1,480        1,065
                                                  --------      --------     --------

 Total expenses                                    241,746       232,574      238,145
                                                  --------      --------     --------

Operating income before write down of assets        27,014        35,183       20,342
Write down of assets                                     -       (19,678)     (22,141)
                                                  --------      --------     --------

Income (loss) from operations                       27,014        15,505       (1,799)

Interest expense, net                              (27,385)      (28,453)     (26,563)
Tax settlement costs                                (1,087)            -            -
(Loss) gain on disposal of assets                      (61)          552          (46)
Equity in earnings of general partnership            1,066           800            -
                                                  --------      --------     --------

Loss before income taxes,
  extraordinary and other items                   $   (453)     $(11,596)    $(28,408)
                                                  ========      ========     ========

________________
(1) As presented in consolidated financial statements except for the general partnership interest.
(2) Pro forma HCC Group. The proforma financial information for 1997 has been restated to reflect changes resulting from HCC's modification of the tax treatment for the distribution of GBCC common stock (see Note 3 of Notes to Consolidated Financial Statements of HCC).

     Net revenues of the HCC Group for 1998 reflect an increase of $1 million (less than 1%) from the $267.8 million earned during 1997. The 1998 increase was realized by improved net revenues at the Aurora Casino which more than offset the decline in net revenues at the Tunica Casino. Net revenues for the year ended December 31, 1997 were $267.8 million, an increase of 3.6% from net revenues of $258.5 million in 1996. The 1997 increase is directly attributable to the $12.7 million (13.5%) increase in net revenues at the Tunica Casino, offset by a $3.1 million (1.9%) decline in net revenues at the Aurora Casino.

     The 1998 decline in income from ongoing operations of $8.2 million (23.2%) compared to 1997 reflects the slight increase in net revenues offset by a $9.2 million (3.9%) increase in operating expenses other than asset write downs. The increase in ongoing operating expenses primarily resulted from increased gaming taxes at the Aurora Casino as well as higher marketing and promotional expenses in response to increased competition at both the Aurora Casino and the Tunica Casino. The 1997 increase in net revenues over the prior year, coupled with a 2.3% decline in operating expenses, exclusive of asset write downs, results in the HCC Group's ongoing income from operations improving by $14.8 million (73%) to $35.2 million in 1997 from $20.3 million in 1996.

AURORA CASINO

   GENERAL

   Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $31.9 million for the year ended December 31, 1998 compared to $39.1 million and $35.3 million, respectively, during 1997 and 1996. The 1998 decrease from the prior year is primarily due to an increase in the Illinois wagering tax rate which took effect on January 1, 1998. The new tax structure consists of a graduated tax rate system with rates ranging from 15% to 35% based on total adjusted gross receipts. For the years ended December 31, 1998 and 1997, the Aurora Casino paid or accrued wagering taxes of $42.4 million and $30.7 million, respectively. Had the new rates been in effect during 1997, the wagering tax for the Aurora Casino would have been $41.3 million. Management has pursued an operating strategy of implementing changes to its cruising schedule and curtailing marginally profitable operations in response to the increased taxes. The 1998 increase in wagering taxes also reflects the 1.6% increase in gaming revenues compared to the prior year. The operating income decrease is also attributable to increased competition from the opening in northern Indiana of two riverboat gaming operations during April and August 1997. These two operations added approximately 3,700 new gaming positions to the Chicago market area, an increase of nearly 35%.

   Income from operations increased 10.9% during 1997 as compared to 1996 despite increased competition from the opening in northern Indiana of three riverboat gaming operations during June 1996 and two additional operations in April and August 1997 which more than doubled gaming capacity in the Chicago area. The new facilities added approximately 9,100 gaming positions to the Chicago area; the four existing Illinois riverboats in the Chicago area have less than 5,300 gaming positions. The Chicago area riverboats in general, and the Aurora Casino in particular, continued to adjust and respond to this increased competition as demonstrated by the Aurora Casino's increase in net revenue during both the third and fourth quarters of 1997 compared to the same periods in 1996. The second half 1996 period was also negatively impacted by severe local flooding in July 1996 which caused the cancellation of several cruises. Local economic conditions were also negatively impacted for a period of time as a result of the extensive flood damage in the surrounding area.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the years ended December 31, 1998, 1997 and 1996.


                                       YEAR ENDED DECEMBER 31,
                                -------------------------------------
                                   1998         1997         1996
                                -----------  -----------  -----------
                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                    $   42,942   $   47,206   $   51,230
 Slot machines                     111,192      105,413      105,894
 Poker revenues                      2,270        1,346            -
                                ----------   ----------   ----------

  Total                         $  156,404   $  153,965   $  157,124
                                ==========   ==========   ==========

TABLE GAMES:
 Gross wagering (drop) (1)      $  247,911   $  273,689   $  304,851
 Hold percentages (2)                 17.3%        17.3%        16.8%

SLOT MACHINES:
 Gross wagering (handle) (1)    $1,983,873   $1,866,687   $1,902,642
 Hold percentages (2)                  5.6%         5.7%         5.6%

________________________

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

    Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased by $91.4 million (4.3%) during 1998 compared to 1997. The increase results from the continuation of aggressive marketing and promotional programs introduced in the second quarter of 1998 to recapture market share in the Chicago area. Declines in gross wagering during the 1998 first quarter resulted from reductions in patron volume due to changes in the Aurora Casino's cruising schedule. In an effort to reduce unprofitable operations in response to the increased wagering tax discussed above, the smaller of the Aurora casino's two riverboats ceased operating daytime cruises on weekdays during January and February; however, all cruises resumed in March. Increased competition in the Chicago market due to the opening of two new casinos in northern Indiana in April and August 1997 has also limited growth in casino wagering.

    Total gross wagering decreased by $67.1 million (3%) during 1997 compared to 1996. The decrease is directly attributable to the competition from the five new casinos mentioned above. The 1997 decline in total gross wagering reflects a slot handle decline of $36 million (1.9%) and a table drop decrease of $31.1 million (10.2%). For the second half of 1997, total gross wagering was $34.1 million (3.3%) greater than the comparable period in 1996. The second half 1997 increase reflects the Aurora Casino's adjustment to the increased competition (the comparable 1996 period includes operations subsequent to the opening of three of the five new Indiana riverboat operations) as well as the impact of local flooding in 1996. The 1997 annual period decrease in casino wagering continues to reflect the significance of the additional gaming competition in the Chicago market area from the Indiana gaming operations. However, the Illinois-based riverboat operators located closer to the new Indiana facilities and which drew a greater percentage of their customers from areas now more conveniently served by the Indiana facilities suffered a greater loss of patronage than the Aurora Casino. The Aurora Casino's 1997 decrease in gross wagering compares favorably with the decrease in gross wagering for the two Joliet, Illinois riverboat operators which, based on information published by the Illinois Gaming Board, suffered a combined decrease in gross wagering of 15% during the year ended December 31, 1997 compared to 1996. Accordingly, the Aurora Casino's location and resulting customer base west of Chicago together with the success of its facility improvements program, including the completion of a new 500-space parking garage facility during September 1996, have helped maintain patron volume.

    REVENUES

    Casino revenues increased slightly (1.6%) during 1998 compared to 1997. Table game revenues decreased $4.3 million (9%) during 1998 compared to 1997 reflecting the 9.4% decrease in drop. Slot machine revenues during 1998 increased $5.8 million (5.5%) compared to 1997 reflecting the 6.3% increase in slot wagering partially offset by the decline in the slot machine hold percentage to 5.6% from 5.7%. Casino revenues were also favorably impacted by the introduction of poker during the second quarter of 1997, which generated casino revenues of $2.3 million during 1998 compared to $1.3 million during 1997.

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

    Food and beverage revenues did not change significantly during 1998 compared to 1997 or during 1997 compared to 1996.

   Other revenues increased $897,000 (46.7%) during 1998 compared to 1997 after declining by $2 million (50.7%) during 1997 compared to 1996 primarily due to management's decision to reinstate valet and parking garage fees in 1998 which had been eliminated during 1997 due to competitive pressures.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 60.6%, 60.7% and 64.5%, respectively, during the years ended December 31, 1998, 1997 and 1996. The 1998 change is not significant; the 1997 decrease represents the reduction of promotional activity with respect to parking as mentioned above.

   DEPARTMENTAL EXPENSES

   Casino expenses increased $10.1 million (9.9%) during 1998 compared to 1997 primarily due to the wagering tax increase previously discussed. Higher marketing costs, partially offset by reductions in payroll costs, also contributed to the increase. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee's gaming revenues. The Aurora Casino expenses such gaming taxes based on its anticipated annual effective tax rate. Casino expenses in 1997 decreased $5.9 million (5.5%) from the prior year reflecting management's success at controlling personnel costs and improving overall profitability.

   Food and beverage expenses did not change significantly during 1998 compared to 1997 or during 1997 compared to 1996.

   Other expenses decreased $309,000 (18.8%) during 1998 compared to 1997 reflecting reductions in personnel and other operating expenses. Other expenses increased $575,000 (53.9%) in 1997 compared to 1996 as fewer expenses were allocated to the casino department, primarily as a result of reduced parking costs.

TUNICA CASINO

   GENERAL

   The Tunica Casino earned income from operations, adjusted to exclude consulting fees payable to a subsidiary of GBCC, of $13.7 million in 1998 compared to $15.7 million in 1997 and $6.3 million in 1996. The 1998 decrease is attributable to a lower than expected table games hold percentages and to increased competition in the Tunica market which has resulted in increased marketing costs. The competitive pressure has resulted from the opening of approximately 1,700 new hotel rooms by other casino operators during the fourth quarter of 1997 and early 1998. The increase in 1997 was primarily due to the opening of the Tunica Casino's new 352-room hotel tower in September 1996, which increased room capacity by over 225% and added luxury suites, meeting spaces, and other amenities.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the years ended December 31, 1998, 1997 and 1996.


                                       YEAR ENDED DECEMBER 31,
                                -------------------------------------
                                   1998         1997         1996
                                -----------  -----------  -----------
                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
CASINO REVENUES:
 Table games                    $   13,658   $   15,083   $   16,650
 Slot machines                      81,801       81,404       69,644
 Poker revenues                      1,000        1,019        1,067
                                ----------   ----------   ----------

  Total                         $   96,459   $   97,506   $   87,361
                                ==========   ==========   ==========

TABLE GAMES:
 Gross wagering (drop) (1)      $   76,366   $   78,115   $   82,350
 Hold percentage (2)                  17.9%        19.3%        20.2%

SLOT MACHINES:
 Gross wagering (handle) (1)    $1,555,316   $1,595,645   $1,332,949
 Hold percentage (2)                   5.3%         5.1%         5.2%

____________
(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

   Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle decreased by $42.1 million (2.5%) during 1998 compared to 1997. The decreased patron volume is directly attributable to increased competition in the Tunica market. Slot machine handle decreased by $40.3 million (2.5%) and table game drop decreased by $1.8 million (2.2%) during 1998 compared to 1997.

   Total gross wagering increased $258.5 million (18.3%) during 1997 compared to 1996. The additional patron volume is directly attributable to the hotel expansion mentioned above. This increase reflects an increase in slot machine handle of $262.7 million (19.7%) offset by a decline in table game drop of $4.2 million (5.1%).

   REVENUES

   Casino revenues decreased $1 million (1.1%) during 1998 compared to 1997. Table game revenues decreased 9.4% during 1998 due to the previously discussed decline in table drop coupled with an overall decline in the hold percentage to 17.9% in 1998 from 19.3% in 1997. Slot machine revenues did not change significantly during 1998 compared to the prior year as the change in gross wagering was virtually offset by the impact of the change in the slot machine hold percentage. Poker revenues decreased 1.9% during 1998 compared to the prior year primarily from a reduction in the number of poker tables during the period from ten to six.

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

   Rooms revenue decreased $265,000 (2.7%) during 1998 compared to 1997 due to increased competition for overnight patrons. Hotel occupancy rates decreased as a result of the additional competition to approximately 82% in the first quarter of 1998 from approximately 88% during the same period of 1997. Occupancy rates at the Tunica Casino for the second, third and fourth quarters of 1998 rebounded to approximately 92% (compared to 93% during the corresponding period of 1997) as the market began to absorb the additional hotel room capacity. Occupancy rates during the period from September through December 1998 were also negatively impacted by rooms being taken out of service for maintenance and upgrading. Room revenues increased in 1997 by $4.3 million (81.1%) compared to 1996 as a result of the opening of the Tunica Casino's new 352-room hotel tower during the third quarter of 1996, increasing the number of guest rooms by over 225%. Hotel occupancy rates decreased slightly as a result of the additional room capacity, declining to an average of 92% for 1997 and 88% for the period from August through December 1996, from an average of 99.7% from January through July 1996. The addition of recreational vehicle parking spaces has also contributed to the increases in rooms revenue. Additions of 51 and 22 parking spaces, respectively, were made to the RV Park at the Tunica Casino in 1998 and 1997 bringing the total current number of parking spaces to 123.

   Food and beverage revenues increased $719,000 (5%) during 1998 compared to 1997 as a result of increases in both food prices and in the number of dining patrons resulting from increased promotional activities. Food and beverage revenues in 1997 increased $2.3 million (19.5%) principally due to additional patron volume, increased marketing efforts and the opening of a new casual dining outlet. Other revenues increased $209,000 (18%) during 1998 compared to the prior year due to increased patron volume using such services. Other revenues increased by 6.1% during 1997 compared to 1996 due to increased patron volume with respect to such ancillary services as telephones, cable television and vending machines.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues, increased to 63.9% in 1998 from 61.2% during 1997 and 61.1% in 1996. The 1998 increase results from increased complimentary food and beverage and other services due to increased marketing efforts. Although the dollar amount of promotional allowances increased by $4.1 million (36.7%), the stability of the percentage of promotional allowances in 1997 compared to 1996 indicates that management's efforts to increase revenues while controlling the cost of promotional activities were successful.

   DEPARTMENTAL EXPENSES

   Casino expenses increased by $2.8 million (4.1%) during 1998 compared to 1997 as a result of additional promotional activities instituted during the third quarter of 1998 in response to competitive pressures. Casino expenses in 1997 increased $3.5 million (5.3%) due to additional patron volume as evidenced by the 11.6% increase in casino revenues.

   Rooms expense did not change significantly during 1998 compared to 1997. Rooms expenses in 1997 increased $262,000 (16.7%) compared to the prior year primarily due to the additional patron volume associated with the opening of the new hotel tower.

   Despite the increases in food and beverage revenues discussed above, food and beverage expenses decreased by $402,000 (9.3%) during 1998 compared to 1997. Such decrease results from the previously noted increase in marketing activities with respect to food and beverage programs, the costs of which are allocated to casino expenses. Food and beverage expense increased $573,000 (15.3%) during 1997 compared to the prior year primarily due to increased patron volume associated with the opening of the new hotel tower and additional dining outlets. Such increase was partially offset by increased promotional activity, the cost of which is allocated to the casino department. The decrease in other expenses during 1998 compared to 1997 was not significant from a monetary amount. The increase in other expenses of $143,000 (11.4%) during 1997 compared to the prior year reflects increased costs associated with merchandise sales and lounge entertainment.

OTHER HCC GROUP ITEMS
---------------------

   The operating expenses of HCC, exclusive of the Aurora Casino and the Tunica Casino consist primarily of general and administrative expenses and expenses incurred in connection with the pursuit of additional gaming venues.

   GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the HCC Group increased $866,000 (5.5%) during 1998 compared to 1997. Increases in such costs at the Aurora Casino of 3.9% and at the Tunica Casino of 1% were not significant; the remaining increase of $622,000 in corporate overhead costs resulted primarily from increases in professional fees. General and administrative expenses decreased $3.1 million (16.7%) in 1997 compared to the prior year. Such expenses decreased 4.2% at the Aurora Casino and 4.1% at the Tunica Casino due to management's cost containment efforts. The remaining corporate decline in general and administrative expense of $2.7 million is due to reductions in corporate overhead costs, primarily in travel costs and professional fees.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased by $2.3 million (12.4%) in 1998 compared to 1997 and by $2.1 million (10%) in 1997 compared to 1996. The 1998 decrease results primarily from certain operating equipment at the Tunica Casino becoming fully depreciated during the third quarter of 1998. Although completion of a parking garage at the Aurora Casino and a new hotel tower at the Tunica Casino during the third quarter of 1996 significantly increased the amount of depreciable assets, the revision in estimated useful lives of buildings, barges and certain operating equipment effective October 1, 1996 resulted in an overall decrease in depreciation and amortization during 1997 compared to 1996.

   DEVELOPMENT EXPENSES

   Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where additional gaming licenses may be available as well as those where gaming has not been legalized. The $701,000 (47.4%) decrease in 1998 development costs compared to 1997 reflects an unusually high level of spending in 1997 not repeated in the current year. Such costs in 1997 increased $415,000 (39%) compared to 1996 primarily as a result of HCC's efforts in obtaining a gaming site in Louisiana. A gaming project in Shreveport, Louisiana was approved by the Louisiana Gaming Control Board during the third quarter of 1998 (see "Liquidity and Capital Resources-Capital Expenditures and Other Investing Activities" below).

   WRITE DOWN OF ASSETS

   In connection with a refinancing of its indebtedness in 1994, GBCC issued $40.5 million discounted principal amount (face amount of $110.6 million) of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. It was anticipated that one of HCC's primary methods of realizing the carrying value of the new notes would be through the utilization of existing tax net operating losses of the GBCC Group. As a result of HCC's distribution of GBCC stock at December 31, 1996 to its shareholders, GBCC's tax net operating losses are no longer available for utilization in HCC's consolidated tax returns. Accordingly, at December 31, 1996, HCC provided a valuation allowance in the amount of $18.7 million which reduced the carrying amount of the PPI Funding Notes to their estimated realizable value of $35.6 million at that date. As a result of the filing for protection under Chapter 11 of the United States Bankruptcy Code by GBCC's most significant operating subsidiary on January 5, 1998, HCC took an additional write down during 1997 further reducing the carrying amount of the PPI Funding Notes at both December 31, 1998 and 1997 to an estimated realizable value of $12.3 million. Management presently anticipates that the remaining balance will be realized through a combination of repayments from GBCC and asset acquisitions from GBCC and its subsidiaries.

   During November 1995, HCC loaned $10 million of the proceeds from the offering of its Senior Secured Notes in October 1995 (see "Liquidity and Capital Resources - Financing Activities" below) to an unaffiliated gaming company in the form of two $5 million notes. On February 27, 1998, both parties agreed to settle the outstanding obligations with the payment of $4.4 million and the issuance of two new, short-term obligations totaling $1.6 million, which were paid in April 1998. The $4 million difference between the $10 million carrying amount of the notes receivable and the agreed upon settlement was reflected as a write down of the notes receivable as of December 31, 1997.

   During 1996, management determined that certain properties in Texas acquired as potential sites for future development should be offered for sale. An evaluation of the net realizable value for such sites resulted in a write down for the anticipated loss on disposal of the properties of $3.4 million for the year ended December 31, 1996. No additional write downs were recorded in 1998 or 1997.

   NET INTEREST EXPENSE

   Net interest expense did not change significantly during 1998 compared to 1997. Net interest expense of the HCC Group increased $1.9 million (7.1%) during 1997 compared to the prior year. The 1997 increase is primarily attributable to additional interest incurred with respect to the new parking garage at the Aurora Casino which is treated as a capital lease for financial reporting purposes and to the capitalization of interest at the Tunica Casino with respect to construction of its new hotel tower during 1996.

   (LOSS) GAIN ON DISPOSAL OF ASSETS

   The 1998 loss results primarily from the sale of certain slot machines at the Tunica Casino as part of its program to update such equipment; the 1997 gain resulted primarily from the sale of a company-owned aircraft.

HCC CONSOLIDATED ITEMS
----------------------

   INCOME TAXES

   As previously disclosed in HCC's quarterly report on Form 10-Q for the period ended September 30, 1998, and subsequent to the issuance of the Company's 1997 consolidated financial statements, the Company has determined that it should revise its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. As a result, the 1997 and 1996 consolidated financial statements have been restated from amounts previously reported to record the appropriate amounts for income taxes, accrued income taxes, deferred taxes, interest and penalties due to the recognition of additional taxable income resulting from the revised tax treatment of the spin-off.

   For the year ended December 31, 1996, HCC utilized approximately $9 million of its available net operating loss carryforwards ("NOL's") as a result of the additional taxable income the Company recognized from the spin-off. For alternative minimum tax ("AMT") purposes, the revised tax treatment resulted in the Company utilizing all of its remaining AMT loss carryforwards and being liable for the payment of approximately $2.2 million in additional AMT taxes. HCC paid its $2.2 million AMT obligation for 1996 plus accrued interest thereon during the fourth quarter of 1998. As a result of the obligation for AMT payments and the impact on net deferred tax assets, the Company has restated its consolidated statement of changes in shareholders' equity (deficit) from amounts previously reported to provide an additional $6.3 million charge to paid-in-capital consistent with the treatment of other effects of the spin-off transaction.

   For the year ended December 31, 1997, the revised tax treatment resulted in HCC's recognition of additional income tax expense of $2.1 million and the accrual of interest on the underpayment of its federal tax obligations. HCC paid $4.7 million during September 1998 with respect to its revised estimated 1997 federal income tax obligation.

     In connection with the revised tax treatment, HCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract.

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects net deferred tax assets of $1.8 million as of December 31, 1998.

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

     TAX SETTLEMENT COSTS

     Tax settlement costs of $1.1 million represent both costs incurred to date as well as management's estimate of probable costs to be incurred arising from and directly related to the modification of HCC's tax treatment of the spin-off of GBCC stock previously discussed.

     EXTRAORDINARY ITEM

     HCC is required to make an offer to purchase not more than $2.5 million in principal amount of its Senior Secured Notes at each semiannual interest payment date. During 1998, HCC made two redemption offers and redeemed $2.8 million of the Senior Secured Notes resulting in an extraordinary loss of $336,000. During 1997, HCC made one such offer and redeemed $2.5 million of the Senior Secured Notes. The 1997 redemption resulted in an extraordinary loss of $326,000, reduced by an estimated income tax benefit of $111,000.

     YEAR 2000 COMPLIANCE

     In the year 2000, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     Management has initiated a program to prepare the Company's computer systems and applications as well as its non-information technology (embedded microchip) systems for the Year 2000. The initial stage of the program consisted of identifying those systems which might be at risk. All identified systems were categorized as (1) those necessary for regulatory compliance purposes, (2) essential systems and (3) non-essential systems. Within the essential systems group, an additional rating factor of one to five was assigned to each system with a factor of one indicating the greatest significance. Readiness for information technology and non-information technology systems for the Year 2000 is currently being investigated or has been determined by means of vendor certification or internal testing. System readiness for the Year 2000 is anticipated to be completed by September 1999 with the essential and regulatory systems anticipated to be completed by June 1999. The two major information technology systems identified as not Year 2000-compliant are being updated, modified or replaced. Management expects the costs of acquiring, testing and converting such systems will be less than $1 million. The majority of these costs will be incurred during 1999 and have been included in management's forecast of capital expenditures (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities" below).

     The Company has also initiated formal communication with its significant suppliers to determine the extent to which its operating and information systems are vulnerable to those third parties' failure to resolve their Year 2000 compliance issues. An initial determination of the Company's exposure with respect to third-party supplied systems has recently been completed. Additional procedures, if necessary, are now being taken to remediate potential vulnerabilities.

     Contingency plans are also being developed by management with respect to internally developed systems not fully tested prior to the Year 2000. Accordingly, the Company does not anticipate any internal systems failures will have a material impact on its operations or financial condition. The Company will continue its efforts to ensure that major third party vendors as well as public and private providers of infrastructure services such as utilities and communication services will be Year 2000 compliant. The failure of such infrastructure services could result in a "worst case" scenario in which operations relying on such services (e.g. mechanical gaming devices) would be temporarily disrupted. The Company can not presently estimate either the likelihood or the potential cost of such failures.

     While there can be no assurance that the Company and its suppliers and customers will fully resolve their Year 2000 compliance issues, neither the estimated costs nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's operations, liquidity or financial position.

     INFLATION

     Management believes that in the near term, modest inflation, together with increased competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     SEASONALITY AND OTHER FLUCTUATIONS

     Historically, the Aurora Casino's operations have experienced some seasonality due to severe winter weather. Consequently, the results of HCC's operations for the first and fourth quarters have traditionally been less profitable than the other quarters of the fiscal year. Furthermore, management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino. In addition, the operations of the Aurora Casino and the Tunica Casino may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect HCC's casino revenues and overall profitability.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     The operations of the Aurora Casino and Tunica Casino constitute HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $19.5 million of cash flow from operations during 1998 after deducting the payment of $8.9 million of management fees. The Tunica Casino provided $10.3 million of cash from operations during 1998 after deducting the payment of $1.2 million of consulting fees to GBCC. HCC's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during 1998 included costs to pursue development opportunities ($779,000) and corporate overhead costs ($7.9 million). HCC also made federal income tax payments amounting to $6.9 million with respect to its 1997 and 1996 income tax obligations resulting from the revised tax treatment with respect to the spin-off of GBCC stock (see "Results of Operations - Income Taxes" above).

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

     During 1998, consolidated cash flow from operations ($16.8 million), collections on notes receivable ($6 million) and borrowings under financing agreements ($2.7 million) were used, in part, by HCC to fund capital expenditures of $12 million, to repay third party indebtedness and make payments under capital lease obligations of $2.3 million and $861,000, respectively, to fund its initial $2.5 million investment in a joint venture formed to construct a gaming and hotel facility in Shreveport, Louisiana and to pay distributions amounting to $5.6 million to GBCC as limited partner in PML.

     PRATT CASINO CORPORATION ACQUISITION

     In March 1999, the Company entered into an agreement in principle with GBCC and certain of its wholly owned subsidiaries, including PRT Funding Corp. ("PRT Funding") and Pratt Casino Corporation ("PCC"), and the holders of $85 million of senior notes currently in default which were issued by PRT Funding. Under the terms of the agreement, the Company would purchase the stock of PCC from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Upon completion of the Restructuring, PCC's assets will consist of its limited partnership interest in PML and a consulting agreement for the Tunica Casino. These assets will serve as collateral for $39.3 million of new notes to be issued by PCC to the holders of the senior notes as part of the Restructuring. The acquisition of PCC will also result in a charge to expense by the Company of approximately $39.3 million during 1999 as no asset value will be attributed to the management contract and consulting agreement when acquired.

     After the acquisition of PCC, the Company will have incurred additional debt and associated interest, but will no longer report a minority interest in PML nor pay the Tunica consulting fee to a GBCC subsidiary. The minority interest and consulting fee expense totaled $7.7 million for the year ended December 31, 1998.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 of the United States Bankruptcy Code with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval of the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over PCC and PRT Funding.

     FINANCING ACTIVITIES

     In October 1995, HCC issued $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. HCA is not a guarantor. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a limited first mortgage on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the first mortgage described in (ii) above is currently $31.5 million and is subject to reduction for principal payments on an intercompany note between HCC and HCA. The intercompany note requires semiannual principal payments of $2.5 million commencing October 15, 1997 with the balance due November 1, 2003.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer to purchase not more than $2.5 million in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. As a result of such offers, HCC has redeemed a total of $5.3 million principal amount of the Senior Secured Notes.

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

     HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($462,000 at December 31, 1998) are to be repaid in monthly installments over 36 months and accrue interest at the rate of prime plus 1 1/4% per annum subject to a minimum of 8.75%.

     Effective as of April 1, 1997, HCC acquired from PPI Corporation, a GBCC subsidiary, the general partnership interest in the limited partnership which holds the Aurora management agreement. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.8 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of partnership distributions now being made to HCC.

     As of December 31, 1998, HCC's scheduled maturities of long-term debt and payments under capital leases during 1999 are approximately $7 million and $2.5 million, respectively. The estimated long-term debt maturities include the potential redemption of $5 million principal amount of Senior Secured Notes pursuant to the mandatory redemption offer previously described.

     CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

     Capital expenditures at the Aurora Casino were $6 million during 1998. Management anticipates spending $4.5 million during 1999 primarily for its ongoing capital improvements program. Significant projects planned for 1999 include new slot machines and casino equipment, renovations to one of the Aurora Casino's riverboats, new telephone and point-of-sale systems and the renovation of a restaurant facility. The Company has also developed plans to replace the smaller of the Aurora Casino's two riverboats with a larger, newly constructed riverboat. The new riverboat would increase passenger capacity by approximately 20% and provide a second premier gaming facility for the Aurora Casino's patrons. The new riverboat is projected to cost approximately $40 million and would require a construction period of 14 months. The Company intends to seek financing for this expansion.

     Capital expenditures during 1998 at the Tunica Casino amounted to $5.9 million and management anticipates spending $7 million in 1999. Such expenditures are part of a two-year capital improvement plan which includes the upgrading of all of hotel accommodations and public areas, the replacement of certain slot machines and the development of a new VIP check-in and private entertainment lounge to enhance the level of service provided to premium gaming patrons. Projects completed in 1998 included upgrades to hotel rooms, the completion of an 18-hole championship golf course and the expansion of the recreational vehicle parking area.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course amounted to $2 million during the first quarter of 1997 and an additional $53,000 during 1998. Additional contributions are currently anticipated to be approximately $100,000 during 1999.

     In September 1998, the Company received a preliminary license to develop, own and operate a Hollywood-themed hotel and casino complex on the Red River in Shreveport, Louisiana. The Company originally planned to develop the Shreveport Casino with two partners in a joint venture in which HCC would have had an interest of approximately 50%. On March 31, 1999, HCC entered into a definitive agreement with one of the joint venture partners to acquire their interest in the Shreveport Casino for $2.5 million (the amount the joint venture partner contributed to the project), $1,000 of which is to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. Subject to obtaining final approval by the Louisiana Gaming Control Board, HCC will have a 100% interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold. The total estimated cost of the Shreveport Casino is approximately $200 million. The Company anticipates contributing approximately $50 million as an equity investment in the project with the remaining construction and preopening costs, estimated at $150 million, to come from non-recourse project financing. The Company anticipates securing financing for a portion of the equity investment and all of the project financing and commencing construction in the summer of 1999 with a planned opening date approximately 14 months later.

     HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

     CONCLUSION

     Management anticipates that the HCC Group's funding requirements for the next twelve months will be satisfied by existing cash and cash generated by the Aurora and Tunica Casinos.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES:
 Report of Independent Auditors.................................................    37

 Report of Independent Public Accountants.......................................    38

 Consolidated Balance Sheets as of December 31, 1998
   and 1997 (restated)..........................................................    39

 Consolidated Statements of Operations for the Years
   Ended December 31, 1998, 1997 (restated) and 1996............................    41

 Consolidated Statement of Changes in Shareholders' Equity
   (Deficit) for the Three Years Ended December 31,
   1998 (restated)..............................................................    42

 Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1998, 1997 (restated) and 1996............................    43

 Notes to Consolidated Financial Statements.....................................    44

HOLLYWOOD CASINO-AURORA, INC

 Report of Independent Auditors.................................................    69

 Balance Sheets as of December 31, 1998 and 1997................................    70

 Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..............................................    72

 Statement of Changes in Shareholder's Equity for the Three Years
  Ended December 31, 1998.......................................................    73

 Statements of Cash Flows for the Years Ended December 31, 1998, 1997,
  and 1996......................................................................    74

 Notes to Financial Statements..................................................    75

HWCC-TUNICA, INC

 Report of Independent Auditors.................................................    86

 Consolidated Balance Sheets as of December 31, 1998 and 1997...................    87

 Consolidated Statements of Operations for the Years
  Ended December 31, 1998, 1997 and 1996........................................    89

 Consolidated Statement of Changes in Shareholder's Equity for the Three Years
  Ended December 31, 1998.......................................................    90

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..............................................    91

 Notes to Consolidated Financial Statements.....................................    92

REPORT OF INDEPENDENT AUDITORS

To Hollywood Casino Corporation:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of GB Holdings, Inc. (a consolidated subsidiary until December 31, 1996 when it was a spun-off to the Company's shareholders, see Note 2), which statements for the year ended December 31, 1996 reflect net revenues constituting approximately 50% of consolidated net revenues and a net loss (adjusted to exclude intercompany transactions) constituting approximately 47% of consolidated net loss for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GB Holdings, Inc. and subsidiaries, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 3, the accompanying 1997 and 1996 financial statements have been restated.


Deloitte & Touche LLP
Dallas, Texas
February 23, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To GB Holdings, Inc.:

We have audited the consolidated statements of operations, changes in shareholder's deficit and cash flows of GB Holdings, Inc. (the Company and a Delaware Corporation) and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in shareholder's deficit and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of GB Holdings, Inc. and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 21, 1997

                HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                            DECEMBER 31,
                                                    ----------------------------
                                                                        1997
                                                                   (AS RESTATED-
                                                        1998          NOTE 3)
                                                    ------------   ------------
Current Assets:
 Cash and cash equivalents                          $ 42,118,000   $ 40,259,000
 Short-term investments                                3,905,000      3,876,000
 Accounts receivable, net of allowances of
  $1,468,000 and $1,188,000, respectively              2,368,000      2,747,000
 Inventories                                           1,385,000      1,454,000
 Deferred income taxes                                   890,000      2,481,000
 Refundable deposits and other
  current assets                                       1,908,000      2,274,000
 Due from affiliates, net of valuation allowance       8,893,000      7,811,000
                                                    ------------   ------------

  Total current assets                                61,467,000     60,902,000
                                                    ------------   ------------

Investment in unconsolidated affiliates                4,581,000      2,000,000
                                                    ------------   ------------

Property and Equipment:
 Land                                                  7,812,000      6,621,000
 Buildings and improvements                          120,060,000    119,534,000
 Riverboats and barges                                40,166,000     39,494,000
 Operating equipment                                  77,192,000     70,390,000
 Construction in progress                              3,227,000      1,222,000
                                                    ------------   ------------

                                                     248,457,000    237,261,000
 Less - accumulated depreciation
  and amortization                                   (80,642,000)   (66,099,000)
                                                    ------------   ------------

  Net property and equipment                         167,815,000    171,162,000
                                                    ------------   ------------

Other Assets:
 Deferred financing costs                              4,792,000      5,558,000
 Notes receivable, net of allowance                            -      6,000,000
 Land rights                                           7,250,000      7,454,000
 Due from affiliates, net of valuation allowance      12,359,000     12,322,000
 Land held for sale, net of valuation allowance        6,232,000      6,264,000
 Other assets                                          6,244,000      4,556,000
                                                    ------------   ------------

  Total other assets                                  36,877,000     42,154,000
                                                    ------------   ------------

                                                    $270,740,000   $276,218,000
                                                    ============   ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                                                 1997
                                                                             (AS RESTATED-
                                                                  1998          NOTE 3)
                                                             -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                              $   7,914,000   $   7,661,000
 Accounts payable                                                4,578,000       3,724,000
 Accrued liabilities -
  Salaries and wages                                             5,023,000       4,916,000
  Interest                                                       4,872,000       4,792,000
  Gaming and other taxes                                         1,613,000       2,469,000
  Insurance                                                      2,940,000       2,667,000
  Other                                                          4,503,000       2,748,000
 Federal income taxes payable                                            -       6,878,000
 Other current liabilities                                       3,311,000       2,549,000
                                                             -------------   -------------

  Total current liabilities                                     34,754,000      38,404,000
                                                             -------------   -------------

Long-Term Debt                                                 199,667,000     198,420,000
                                                             -------------   -------------

Capital Lease Obligations                                       19,948,000      20,841,000
                                                             -------------   -------------

Other Noncurrent Liabilities                                     5,755,000       7,180,000
                                                             -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                         3,104,000       2,256,000
                                                             -------------   -------------

Shareholders' Equity:
 Common Stock -
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,950,000 and
   24,910,000 shares issued and outstanding, respectively            2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                       -               -
 Additional paid-in capital                                    216,926,000     216,926,000
 Accumulated deficit                                          (209,416,000)   (207,811,000)
                                                             -------------   -------------

  Total shareholders' equity                                     7,512,000       9,117,000
                                                             -------------   -------------

                                                             $ 270,740,000   $ 276,218,000
                                                             =============   =============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                                    1997
                                                                               (AS RESTATED -
                                                                     1998          NOTE 3)          1996
                                                                 ------------- --------------  ---------------
Revenues:
 Casino                                                          $252,863,000   $251,471,000     $487,374,000
 Rooms                                                              9,386,000      9,651,000       18,834,000
 Food and beverage                                                 28,810,000     28,533,000       61,620,000
 Other                                                              4,229,000      3,270,000       13,339,000
                                                                 ------------  -------------     ------------

                                                                  295,288,000    292,925,000      581,167,000
 Less - promotional allowances                                    (26,528,000)   (25,168,000)     (50,587,000)
                                                                 ------------  -------------     ------------

  Net revenues                                                    268,760,000    267,757,000      530,580,000
                                                                 ------------  -------------     ------------
Expenses:
 Casino                                                           184,589,000    171,623,000      393,022,000
 Rooms                                                              1,752,000      1,835,000        6,029,000
 Food and beverage                                                  8,778,000      9,210,000       20,708,000
 Other                                                              2,717,000      3,085,000        7,010,000
 General and administrative                                        17,778,000     16,790,000       37,169,000
 Management and consulting fees                                     1,200,000      3,927,000                -
 Depreciation and amortization                                     16,562,000     18,901,000       40,836,000
 Development                                                          779,000      1,480,000        1,065,000
                                                                 ------------  -------------     ------------

   Total expenses                                                 234,155,000    226,851,000      505,839,000
                                                                 ------------  -------------     ------------

Income from operations before write down of assets                 34,605,000     40,906,000       24,741,000
Write down of assets                                                        -    (19,678,000)     (22,141,000)
                                                                 ------------  -------------     ------------

Income from operations                                             34,605,000     21,228,000        2,600,000
                                                                 ------------  -------------     ------------
Non-operating income (expenses):
 Interest income                                                    2,844,000      1,896,000        3,101,000
 Interest expense, net of capitalized interest
  of $1,006,000 in 1996                                           (30,260,000)   (30,437,000)     (59,090,000)
 Tax settlement costs                                              (1,087,000)             -                -
 (Loss) gain on disposal of assets                                    (61,000)       552,000       (1,841,000)
                                                                 ------------  -------------     ------------

  Total non-operating expenses, net                               (28,564,000)   (27,989,000)     (57,830,000)
                                                                 ------------  -------------     ------------

Income (loss) before income taxes, extraordinary
 and other items                                                    6,041,000     (6,761,000)     (55,230,000)
Income tax provision                                                 (816,000)    (5,359,000)         (63,000)
                                                                 ------------  -------------     ------------

Income (loss) before extraordinary and other items                  5,225,000    (12,120,000)     (55,293,000)
Minority interest in earnings of Limited Partnership (Note 1)      (6,494,000)    (5,012,000)               -
                                                                 ------------  -------------     ------------

Loss before extraordinary item                                     (1,269,000)   (17,132,000)     (55,293,000)
Extraordinary item:
 Loss on early extinguishment of debt, net of
  related tax benefit in 1997                                        (336,000)      (215,000)               -
                                                                 ------------  -------------     ------------

Net loss                                                         $ (1,605,000)  $(17,347,000)    $(55,293,000)
                                                                 ============  =============     ============

Basic and diluted net loss per common share:
 Loss before extraordinary item                                  $       (.05)  $       (.69)    $      (2.24)
 Extraordinary item                                                      (.01)          (.01)               -
                                                                 ------------  -------------     ------------

 Net loss                                                        $       (.06)  $       (.70)    $      (2.24)
                                                                 ============  =============     ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                               CLASS A        ADDITIONAL
                                            COMMON STOCK       PAID-IN      ACCUMULATED
                                         ------------------
                                         SHARES      AMOUNT    CAPITAL        DEFICIT
                                         ----------  ------  ------------   -------------
BALANCE, JANUARY 1, 1996                 24,720,000  $2,000  $ 77,936,000   $(135,171,000)
 Distribution of Greate Bay Casino
   Corporation common stock (1)                   -       -   151,362,000               -
 Exercise of stock options                   40,000       -             -               -
 Net loss                                         -       -             -     (55,293,000)
                                         ----------  ------  ------------   -------------

BALANCE, DECEMBER 31, 1996 (1)           24,760,000   2,000   229,298,000    (190,464,000)
 Stock issued for loan commitment           100,000       -       375,000               -
 Acquisition of general partnership
  interest                                        -       -   (12,747,000)              -
 Exercise of stock options                   50,000       -             -               -
 Net loss (1)                                     -       -             -     (17,347,000)
                                         ----------  ------  ------------   -------------

BALANCE, DECEMBER 31, 1997 (1)           24,910,000   2,000   216,926,000    (207,811,000)
 Exercise of stock options                   40,000       -             -               -
 Net loss                                         -       -             -      (1,605,000)
                                         ----------  ------  ------------   -------------

BALANCE, DECEMBER 31, 1998               24,950,000  $2,000  $216,926,000   $(209,416,000)
                                         ==========  ======  ============   =============

_________________
(1) Restated - see Note 3.


          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                                              1997             1996
                                                                                          (AS RESTATED -   (AS RESTATED -
                                                                              1998            NOTE 3)         NOTE 3)
                                                                         ---------------  ---------------  -------------
OPERATING ACTIVITIES:
 Net loss                                                                  $ (1,605,000)    $(17,347,000)  $(55,293,000)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Extraordinary item                                                            336,000          215,000              -
  Depreciation and amortization, including accretion of debt discount        17,581,000       19,801,000     41,621,000
  Write down of assets                                                                -       19,678,000     22,141,000
  Loss (gain) on disposal of assets                                              61,000         (552,000)     1,841,000
  Minority interest in earnings of Limited Partnership                        6,494,000        5,012,000              -
  Provision for doubtful accounts                                               845,000          698,000      3,031,000
  Deferred income tax provision (benefit)                                        81,000          592,000     (2,154,000)
  Increase in accounts receivable                                              (377,000)        (305,000)      (769,000)
  Increase in accounts payable and accrued expenses                           2,035,000          116,000        649,000
  (Decrease) increase in federal taxes payable                               (6,878,000)       4,678,000      2,200,000
  Net change in other current assets and liabilities                            (11,000)      (1,107,000)      (677,000)
  Net change in other noncurrent assets and liabilities                      (1,811,000)         134,000       (281,000)
                                                                           ------------     ------------   ------------

   Net cash provided by operating activities                                 16,751,000       31,613,000     12,309,000
                                                                           ------------     ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                        (12,037,000)      (5,101,000)   (53,078,000)
 Collections on notes receivable                                              6,000,000                -      9,361,000
 Proceeds from sale of assets                                                   129,000       12,487,000      2,699,000
 Obligatory investments                                                               -                -     (3,062,000)
 Short-term investments                                                         (29,000)      (3,876,000)    (2,000,000)
 Investments in unconsolidated affiliates                                    (2,553,000)      (2,000,000)    (2,946,000)
 Increase in cash from purchase of limited partnership interest                       -          451,000              -
 Distribution of GBCC cash and cash equivalents                                       -                -    (22,991,000)
 Decrease in cash restricted for construction projects                                -                -     29,874,000
                                                                           ------------     ------------   ------------

  Net cash (used in) provided by investing activities                        (8,490,000)       1,961,000    (42,143,000)
                                                                           ------------     ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                     2,687,000          601,000      2,203,000
 Net borrowings on short-term credit facilities                                       -                -      2,000,000
 Deferred financing costs                                                      (248,000)         (24,000)      (126,000)
 Repayments of long-term debt                                                (2,334,000)      (8,548,000)    (6,840,000)
 Payments on capital lease obligations                                         (861,000)      (1,976,000)    (2,453,000)
 Limited partnership distributions                                           (5,646,000)      (4,856,000)             -
                                                                           ------------     ------------   ------------

  Net cash used in financing activities                                      (6,402,000)     (14,803,000)    (5,216,000)
                                                                           ------------     ------------   ------------

  Net increase (decrease) in cash and cash equivalents                        1,859,000       18,771,000    (35,050,000)
   Cash and cash equivalents at beginning of year                            40,259,000       21,488,000     56,538,000
                                                                           ------------     ------------   ------------

   Cash and cash equivalents at end of year                                $ 42,118,000     $ 40,259,000   $ 21,488,000
                                                                           ============     ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND BUSINESS

    Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 54% of the issued and outstanding stock of HCC is owned by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (the "Pratt Brothers"), by certain general partnerships and trusts controlled by the Pratt Brothers and by other family members (collectively, the "Pratt Family").

    HCC owns all of the outstanding common stock of both Hollywood Casino - Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized during 1990 which owns and operates a 32,100 square foot riverboat gaming operation together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois (the "Aurora Casino"). HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 506-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi (the "Tunica Casino"). The Aurora Casino and the Tunica Casino commenced operations in June 1993 and August 1994, respectively.

    The Company believes that its two gaming operations derive a significant amount of their gaming revenues from patrons living in the surrounding areas. Competition within the Company's gaming markets is intense and management believes that this competition will continue in the future.

    Prior to December 31, 1996, HCC also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. While owned by HCC, GBCC's principal asset was the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GBCC also has a limited partnership interest in Pratt Management L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino, and has a consulting contract with the Tunica Casino.

    Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation, a wholly owned subsidiary of GBCC (see Note 8).
For all periods subsequent to the acquisition date (April 1, 1997), PML is reflected as a consolidated subsidiary of HCC. The assets and liabilities of PML were recorded at historical cost at the date of acquisition with the difference between acquisition cost and the historical net book value ($12,747,000) recorded as a charge to paid-in capital (see Note 13). PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. As general partner, HCC receives 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest continues to be held by Pratt Casino Corporation ("PCC"), a wholly owned subsidiary of GBCC, and is reflected on the accompanying consolidated financial statements as a minority interest (see Note 15).

    The accompanying consolidated financial statements also reflect HCT's initial one-third investment ($2,000,000) in Tunica Golf Course LLC under the equity method of accounting. This limited liability company was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course was completed in November 1998.

    HCC also has an approximate 50% interest in a joint venture which holds a gaming license for a site in Shreveport, Louisiana. Construction of a casino and hotel project is scheduled to begin in mid-1999. HCC's investment in the joint venture ($2,500,000) is reflected on the accompanying consolidated financial statements under the equity method of accounting (see Note 15).

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The Board of Directors approved the adoption in May 1993 of a Rights Agreement providing that stockholders of HCC receive rights to acquire Series A Junior Participating Preferred Stock of HCC at an initial price of $60 per one one-hundredth of a share, subject to adjustment, for each share of HCC Common Stock owned. The rights become exercisable if a person (other than the Pratt Family) acquires 20% or more, or announces a tender offer for 20% or more, of the Company's Common Stock. If the Company is acquired in a merger or other business combination, each right will enable the holder to exercise such right for Common Stock of the acquiring company at a 50% discount. The rights, which expire on May 7, 2003, may be redeemed by the Company at its option at a price of $.0001 per right at any time prior to the earlier of 10 days following the date after which a person has acquired at least 20% of the Company's outstanding shares or May 7, 2003. Until such time as it becomes likely that the rights will be exercised, the calculation of basic and diluted earnings per share does not reflect the retroactive adjustment for the bonus element of the Rights Agreement.

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

 PRINCIPLES OF CONSOLIDATION -

     The consolidated financial statements include the accounts of HCC and its wholly owned subsidiaries and, prior to December 31, 1996, the accounts of GBCC (which was majority owned) and GBCC's wholly owned subsidiaries. The accompanying consolidated financial statements include GBCC's operations and cash flows through the date of disposition (December 31, 1996). The dividend of GBCC's common stock to HCC's shareholders (adjusted for related transactions) has been reflected in the accompanying consolidated financial statements as an adjustment to additional paid-in capital at December 31, 1996. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates including joint ventures that were 50% or less owned are accounted for by the equity method.

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

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms,

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES food and beverage and other operating departments to the casino department during the years ended December 31, 1998, 1997 and 1996 are as follows:

                        1998         1997         1996
                     -----------  -----------  -----------

Rooms                $ 1,940,000  $ 1,870,000  $ 7,332,000
Food and beverage     20,887,000   19,894,000   49,860,000
Other                  1,431,000    1,061,000    5,956,000
                     -----------  -----------  -----------

                     $24,258,000  $22,825,000  $63,148,000
                     ===========  ===========  ===========

 CASH AND CASH EQUIVALENTS -

   Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

   The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $756,000, $698,000 and $3,031,000 were made during the years ended December 31, 1998, 1997 and 1996, respectively.

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

 PROPERTY AND EQUIPMENT -

   Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

   Buildings and improvements            10-40 years
   Riverboats and barges                 25-40 years
   Operating equipment                    3-15 years

   On October 1, 1996, HCC revised the estimated useful lives of its buildings, barges and related land rights (see below) from 25 years to 40 years; of certain parking facilities under a capital lease from 25 years to 30 years; and of certain operating equipment from three years to five years. Management believes the changes in estimated lives more appropriately reflect the timing of the economic benefits to be received from these assets. For the year ended December 31, 1996, the effect of these changes reduced depreciation and amortization expense by $886,000 and net loss by approximately $578,000. Both basic and diluted net loss per share were reduced by $.02 for 1996.

   Interest costs related to property and equipment acquisitions were capitalized during the development period and are being amortized over the useful lives of the related assets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

 DEFERRED FINANCING COSTS -

   The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been capitalized and are being amortized over the term of the related debt issue using the straight-line method which approximates the effective interest method. Amortization of such costs was $952,000, $963,000 and $2,044,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Deferred financing costs, net of accumulated amortization, amounting to $62,000 and $68,000, respectively were written off during 1998 and 1997, with respect to the reacquisition of outstanding debt.

 LONG-LIVED ASSETS -

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Long-lived assets held for sale are carried at the lower of carrying amount or fair value less cost to sell.

   During 1996, certain real property held as potential gaming development sites in Texas was offered for sale; consequently management conducted a review to determine the estimated fair value of these properties less costs to sell. As a result of the review, HCC recorded an anticipated loss from the disposition of assets held for sale of $3,400,000 during 1996. The loss is included in write down of assets on the accompanying consolidated statement of operations for the year ended December 31, 1996. During 1997, a parcel of the real property was sold at a price approximating its net book value; accordingly, no gain or loss was recognized on the sale. Land held for sale is shown net of valuation allowances of approximately $3,400,000 on the accompanying consolidated balance sheets at both December 31, 1998 and 1997.

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

 INTEREST EXPENSE -

   Interest expense includes the accretion of debt discount amounting to $1,019,000, $900,000 and $785,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

 LAND RIGHTS -

   Land rights are being amortized on a straight-line basis over the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 12); such amortization commenced with the opening of the Tunica Casino. The estimated economic benefit of the land rights was revised from 25 years to 40 years effective on October 1, 1996 consistent with the change in estimated useful life of the Tunica facility as discussed under "Property and Equipment" above. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,195,000 and $991,000, respectively, at December 31, 1998 and 1997.

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

   Under SFAS 128, basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and potential common shares outstanding. All potential common shares are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

   The weighted average number of shares of common stock outstanding used for the calculation of both basic and diluted loss per share before extraordinary item and basic and diluted net loss per share was 24,946,359, 24,833,393 and 24,721,279 for the years ended December 31, 1998, 1997 and 1996, respectively. No potential common shares were included in the calculation of diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 as the inclusion of such shares would have been antidilutive due to the net losses incurred in those years. The weighted average number of shares excluded was 962,260, 535,296 and 161,319, respectively, for the years ended December 31, 1998, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

 RECENT ACCOUNTING PRONOUNCEMENTS -

     The Financial Accounting Standards Board (the "FASB") recently issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective for fiscal years beginning after December 15, 1997 and requires the reclassification of all prior periods presented. The Company has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. The Company has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     The FASB has also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which became effective for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and descriptive information concerning its reportable operating segments. An operating segment is defined as a component of a business which (i) earns revenues and incurs expenses, (ii) has its operating results reviewed on a regular basis by the company's chief operating decision maker to determine how the company's resources should be allocated and to assess its performance and (iii) has separate financial information available. Substantially all of HCC's operations consist of its two casino facilities. Because of the similarity of these operations with respect to the services provided, the class of customers served and the regulatory environments in which they operate, the Company believes that these operations have similar economic characteristics and will exhibit similar long-term financial performance. Accordingly, these operations are considered a single operating segment and additional segment information is not presented herein.

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 1999. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

 RECLASSIFICATIONS -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

(3)  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     As previously disclosed in HCC's quarterly report on Form 10-Q for the period ended September 30, 1998, and subsequent to the issuance of the Company's 1997 consolidated financial statements, the Company has determined that it should revise its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. The 1997 and 1996 consolidated financial statements have been restated from amounts previously reported to record the appropriate amounts for income taxes, accrued income taxes, deferred taxes, interest and penalties due to the recognition of additional taxable income resulting from the revised tax treatment of the spin-off.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   For the year ended December 31, 1996, HCC utilized approximately $9,000,000 of its available net operating loss carryforwards ("NOL's") as a result of the additional taxable income the Company recognized from the spin-off. For alternative minimum tax ("AMT") purposes, the revised tax treatment resulted in the Company utilizing all of its remaining AMT loss carryforwards and being liable for the payment of approximately $2,200,000 in additional AMT taxes. HCC paid its $2,200,000 AMT obligation for 1996 plus accrued interest thereon during the fourth quarter of 1998. As a result of the obligation for AMT payments and the impact on net deferred tax assets, the Company has restated its December 31, 1996 consolidated statement of changes in shareholders' equity (deficit) from amounts previously reported to provide an additional $6,308,000 charge to paid-in capital consistent with the treatment of the other effects of the spin-off transaction.

   For the year ended December 31, 1997, the revised tax treatment resulted in HCC's recognition of additional income tax expense of $2,070,000 and the accrual of interest on the underpayment of its federal tax obligations. HCC paid $4,678,000 during September 1998 with respect to its revised estimated 1997 federal income tax obligation.

   The effect of the restatement on HCC's consolidated financial statements as of and for the year ended December 31, 1997 is as follows:

                                                AS PREVIOUSLY REPORTED        AS RESTATED
                                                ----------------------        -----------
Loss before income taxes, extraordinary and
 other items                                          $ (6,629,000)        $    (6,761,000)
Income tax provision                                    (3,289,000)             (5,359,000)
Loss before extraordinary and other items               (9,918,000)            (12,120,000)
Net loss                                               (15,145,000)            (17,347,000)

Basic and diluted net loss per common share:
  Loss before extraordinary item                      $       (.60)        $          (.69)
  Extraordinary item                                          (.01)                   (.01)
                                                      ------------         ---------------

Net loss                                              $       (.61)        $          (.70)
                                                      ============         ===============

   The effects of the restatement on the consolidated balance sheet at December 31, 1997 were to decrease additional paid-in capital by $6,308,000, to increase taxes payable by $6,878,000, to decrease net deferred tax assets by $1,500,000, to increase interest payable with respect to the underpayment of taxes by $132,000 and to increase accumulated deficit by $2,202,000.

   In connection with the revised tax treatment, HCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract (see Note 10). Tax settlement costs of $1,087,000 included on the accompanying consolidated statement of operations for the year ended December 31, 1998 represent both costs incurred to date as well as management's estimate of probable costs to be incurred arising from and directly related to the modification of HCC's tax treatment of the spin-off of GBCC stock.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness.

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1998           1997
                                                            -------------  -------------
Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net of discount
  of $7,013,000 and $8,128,000, respectively (a)            $200,199,000   $199,372,000
 Promissory note due to affiliate (Note 8)                     2,836,000      3,447,000
                                                            ------------   ------------

                                                             203,035,000    202,819,000
                                                            ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                                   1,900,000        350,000
 Equipment loans                                                       -        413,000
                                                            ------------   ------------

                                                               1,900,000        763,000
                                                            ------------   ------------

Indebtedness of HCT :
 Equipment loans                                               1,291,000      1,638,000
 Bank credit facility (c)                                        462,000              -
                                                            ------------   ------------

                                                               1,753,000      1,638,000
                                                            ------------   ------------

 Total indebtedness                                          206,688,000    205,220,000
  Less - current maturities                                   (7,021,000)    (6,800,000)
                                                            ------------   ------------

   Total long-term debt                                     $199,667,000   $198,420,000
                                                            ============   ============

_____________________
(a) During October 1995, HCC completed the refinancing of certain outstanding indebtedness through a public offering of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year.

     The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and may be guaranteed by certain future subsidiaries of HCC. HCA is not a guarantor. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a limited first mortgage on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the first mortgage in (ii) above was originally $39,007,000 and is subject to reduction for principal payments on an intercompany note between HCC and HCA. The outstanding balance of the intercompany note was $31,507,000 and $36,507,000 at December 31, 1998 and 1997, respectively. The note requires semiannual principal payments of $2,500,000 commencing October 15, 1997 with the balance due November 1, 2003.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES payment date and at each subsequent interest payment date, HCC is required to make an offer within 30 business days to purchase not more than $2,500,000 in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. During 1998, HCC made two such offers resulting in the redemption of $2,788,000 in principal amount of the Senior Secured Notes of which $2,500,000 was paid in January 1999. The 1998 redemptions of the Senior Secured Notes resulted in an extraordinary loss of $336,000 consisting of the premium paid ($178,000) together with the write off of associated deferred finance costs ($62,000) and discount on the notes ($96,000). During 1997, HCC redeemed $2,500,000 principal amount of the Senior Secured Notes resulting in an extraordinary loss of $215,000, net of a related income tax benefit of $111,000, and consisting of the premium paid ($159,000) together with the write off of associated deferred finance costs ($68,000) and discount on the notes ($99,000).

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

     Scheduled payments of long-term debt as of December 31, 1998 are set forth below:

           1999                               $  7,021,000
           2000                                  7,138,000
           2001                                  6,697,000
           2002                                  5,633,000
           2003                                187,212,000
                                              ------------

              Total                           $213,701,000
                                              ============

     Interest paid, net of capitalized interest in 1996, amounted to $29,161,000, $29,479,000 and $59,404,000, respectively, during the years ended
December 31, 1998, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(5)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

     HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% per annum and expired in 1998. HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and expired during 1997.

     The original cost of HCA's parking garages is included in buildings in the accompanying consolidated balance sheets at both December 31, 1998 and 1997 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,260,000, are included in operating equipment on the accompanying consolidated balance sheets at both December 31, 1998 and 1997. Amortization expense with respect to these assets amounted to $1,281,000, $2,042,000 and $2,723,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization at December 31, 1998 and 1997 with respect to these assets amounted to $10,805,000 and $9,524,000, respectively.

     Future minimum lease payments under capital lease obligations as of December 31, 1998 are as follows:

          1999                                  $  2,457,000
          2000                                     2,483,000
          2001                                     2,532,000
          2002                                     2,643,000
          2003                                     2,660,000
          Thereafter                              21,417,000
                                                ------------

          Total minimum lease payments            34,192,000
          Less amount representing interest      (13,351,000)
                                                ------------
          Present value of future
            minimum lease payments                20,841,000
          Current capital lease obligation          (893,000)
                                                ------------

          Long-term capital lease obligation    $ 19,948,000
                                                ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(6)  INCOME TAXES

     As discussed in Note 3, the Company modified its tax treatment of the spin-off of the stock of GBCC. The tax presentation and other disclosures for the year ended December 31, 1997 as set forth in this footnote have been restated accordingly.

   Components of HCC's provision for income taxes consist of the following:

                                                     YEAR ENDED DECEMBER 31,
                                             ---------------------------------------
                                                             1997
                                                          AS RESTATED
                                                1998       (NOTE 3)        1996
                                             ----------  ------------  -------------

 Current income tax benefit (provision):
  Federal                                    $       -   $(4,678,000)  $ (2,272,000)
  State                                       (735,000)     (200,000)        55,000
 Deferred income tax (provision) benefit:
  Federal                                      731,000     9,289,000     17,778,000
  State                                       (103,000)     (205,000)       (46,000)
 Change in valuation allowance                (709,000)   (9,565,000)   (15,578,000)
                                             ---------   -----------   ------------

                                             $(816,000)  $(5,359,000)  $    (63,000)
                                             =========   ===========   ============

     Total federal income tax payments of $6,878,000 and $72,000, respectively, were made during the years ended December 31, 1998 and 1996; no such payments were made during the year ended December 31, 1997. State tax payments of $797,000, $683,000 and $151,000, respectively, were made during the years ended December 31, 1998, 1997 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     A reconciliation between the calculated tax benefit on income based on the statutory rates in effect and the effective tax rates follows:

                                                      YEAR ENDED DECEMBER 31,
                                              --------------------------------------
                                                              1997
                                                          AS RESTATED
                                                1998        (NOTE 3)        1996
                                              ---------   -----------   ------------
Calculated income tax benefit                 $ 268,000   $ 4,003,000   $ 18,778,000
Valuation allowance change                     (709,000)   (9,565,000)   (15,578,000)
Amortization of excess purchase
 price                                                -             -       (601,000)
Lobbying costs                                  (98,000)     (168,000)      (306,000)
Disallowance of meals and
 entertainment                                  (64,000)      (76,000)      (404,000)
State income taxes, net of federal benefit     (553,000)     (267,000)         6,000
Other                                           340,000       714,000     (1,958,000)
                                              ---------   -----------   ------------
Tax provision as shown on
 consolidated statements of operations        $(816,000)  $(5,359,000)  $    (63,000)
                                              =========   ===========   ============

     At December 31, 1998, HCC and its subsidiaries have NOL's for federal income tax purposes totaling approximately $3,800,000, none of which begin to expire until the year 2018. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $4,913,000 and $415,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. SFAS 109 requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $1,843,000 and $1,924,000 at December 31, 1998 and 1997, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The components of the net deferred tax asset and classification on the accompanying consolidated balance sheets are as follows:

                                              DECEMBER 31,
                                      ----------------------------
                                                        1997
                                                     AS RESTATED
                                          1998         (NOTE 3)
                                      ------------   ------------
Deferred tax assets:
 Net operating loss carryforwards     $  1,305,000   $          -
 Valuation and other allowances          8,241,000      9,093,000
 Alternative minimum tax credit          4,913,000      4,791,000
 Investment and jobs tax credits           415,000        311,000
 Basis in limited partnership            2,890,000      2,890,000
 Other liabilities and accruals          4,145,000      2,749,000
 Benefits accrual                        1,711,000      1,710,000
 Other                                     724,000        733,000
                                      ------------   ------------

  Total deferred tax assets             24,344,000     22,277,000
                                      ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization          (8,610,000)    (6,422,000)
 Amortization of note discount                   -       (621,000)
 Basis in debt obligations                (727,000)      (855,000)
                                      ------------   ------------

  Total deferred tax liabilities        (9,337,000)    (7,898,000)
                                      ------------   ------------

Net deferred tax asset                  15,007,000     14,379,000
Valuation allowance                    (13,164,000)   (12,455,000)
                                      ------------   ------------

                                      $  1,843,000   $  1,924,000
                                      ============   ============

Classified as:
 Current deferred income tax asset    $    890,000   $  2,481,000
 Other assets                            1,524,000              -
 Other noncurrent liabilities             (571,000)      (557,000)

     No deferred tax benefit was attributed to the extraordinary item in 1998. The deferred tax benefit attributed to the extraordinary loss on early extinguishment of debt in 1997 was $111,000.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

(7)  STOCK OPTIONS AND COMPENSATION PLANS

 HOLLYWOOD CASINO CORPORATION STOCK OPTION PLANS -

     HCC currently has two employee stock option plans in effect: the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan") and the Hollywood Casino Corporation 1992 Stock Option Plan (the "1992 Plan"). The 1996 Plan and the 1992 Plan provide for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code; the 1996 Plan also provides for the granting of restricted stock. The shares to be offered under the 1996 Plan and the 1992 Plan consist of shares of Class A Common Stock. The 1996 Plan and the 1992 Plan provide for the granting of 3,000,000 and 1,197,000 shares, respectively, of Class A Common Stock of which 1,910,000 and 147,006, respectively, remain available for future grant as of December 31, 1998.

     The 1996 Plan and the 1992 Plan are administered by committees of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for certain officers, directors and shareholders may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 150,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. Options granted under the 1992 Plan become vested over a three year period, are exercisable for a term ending not more than seven years (five years in the case of incentive stock options) from the date of the grant and incentive stock options are subject to limitations on the quantity exercised in a calendar year. All options granted through December 31, 1998 under both the 1996 Plan and the 1992 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 1998, options to purchase 1,090,000 shares remain outstanding under the 1996 Plan, of which over 98% are at exercise prices ranging from $1.75 per share to $3.13 per share. The remaining options have an exercise price of $5.25 per share. Options outstanding under the 1996 plan have a weighted average exercise price of $2.51 and a weighted average remaining contractual life of 56 months. As of December 31, 1998, no options are outstanding under the 1992 Plan.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The following table lists the combined activity of the 1996 Plan and the 1992 Plan:

                                                      YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------
                                   1998                        1997                      1996
                          -----------------------------------------------------------------------------
                                        WEIGHTED                    WEIGHTED                  WEIGHTED
                                        AVERAGE                     AVERAGE                   AVERAGE
                                        EXERCISE                    EXERCISE                  EXERCISE
                           OPTIONS       PRICE         OPTIONS       PRICE       OPTIONS       PRICE
                          -----------------------------------------------------------------------------
Outstanding options at
 beginning of year          660,008     $   2.86       410,008      $   2.54     150,008      $    .80
 Options cancelled          (50,000)        2.06             -             -     (20,000)         6.00
 Options granted            520,000         1.83       300,000          2.81     320,000          3.26
 Options exercised          (40,008)       .0006       (50,000)        .0006     (40,000)        .0006
                          ---------                    -------                   -------
Outstanding options
 at end of year           1,090,000     $   2.51       660,008      $   2.86     410,008      $   2.54
                          =========                    =======                   =======
Exercisable options
 at end of year             920,000     $   2.62       360,008      $   2.90     110,008      $    .95

     During 1996, HCC also adopted the Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan (the "Directors' Plan") providing for the grant of non-qualified stock options of Class A common stock of HCC. The Directors' Plan provides for the granting of 150,000 shares of Class A common stock of which 107,500 remain available for future grant as of December 31, 1998. An initial option grant of 10,000 shares was made to the two non-employee directors upon adoption of the plan; future outside directors receive an option grant of 10,000 shares upon election to the Board of Directors. In addition, each outside director receives a grant of 2,500 shares on January 15 of each year. All such grants are at an exercise price equal to the fair market value as of the date of the grant, vest after six months and expire no later than ten years from the date of grant. The Directors' Plan is administered by a Committee of the Board of Directors. As of December 31, 1998, 42,500 shares remain outstanding at a weighted average exercise price of $1.72 per share.

     The following table lists the activity of the Directors' Plan:

                                                      YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------
                                   1998                        1997                      1996
                          -----------------------------------------------------------------------------
                                        WEIGHTED                    WEIGHTED                  WEIGHTED
                                        AVERAGE                     AVERAGE                   AVERAGE
                                        EXERCISE                    EXERCISE                  EXERCISE
                           OPTIONS       PRICE         OPTIONS       PRICE       OPTIONS       PRICE
                          -----------------------------------------------------------------------------
Outstanding options at
 beginning of year          35,000 (1)  $   4.93        20,000      $   6.25           -      $      -
 Options granted             7,500          1.56        15,000          3.17      20,000          6.25
 Options exercised               -             -             -             -           -             -
                            ------                      ------                    ------
Outstanding options at
 end of year                42,500      $   1.72        35,000      $   4.93      20,000      $   6.25
                            ======                      ======                    ======
Exercisable options at
 end of year                42,500      $   1.72        25,000      $   5.78           -      $      -

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

_______________
(1) During June 1998, the Board of Directors authorized the repricing of options to purchase 35,000 shares of common stock granted during 1996 and 1997 to non-employee directors of the Company. The exercise price was adjusted to $1.75 per share, the fair market value as of the date of the repricing; all of the repriced options are fully vested. No shareholder owning 1% or more of the Company's common stock participated in the repricing.

     The Company has elected to apply Opinion 25 with respect to accounting for options. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, the net loss (net of income taxes) for the years ended December 31, 1998 and 1997 would have increased by approximately $138,000 and $251,000, respectively, increasing both basic and diluted net loss per common share for each year by $.01. For the year ended December 31, 1996, the net loss would have increased by approximately $41,000, with no effect on either basic or diluted net loss per common share.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. The assumptions applied are set forth below:

                                 YEAR ENDED DECEMBER 31,
                               ----------------------------
                                  1998      1997     1996
                               ----------  -------  -------
Risk free interest rate              5.4%     5.3%     5.5%
Dividend Yield                         -        -        -
Expected Life                  1-4 years   1 year   1 year
Volatility                          45.5%    57.6%    62.1%
Weighted Average Fair Value         $.42     $.70     $.91

 COMPENSATION PLAN -

     HCC has agreements with certain of its principal shareholders and key executive officers providing for (1) lifetime pension benefits upon the expiration of existing employment contracts and subsequent consulting agreements and (2) death benefits to be paid for a period of ten years. The obligations under these agreements, which are not funded, are being charged to operations over the remaining terms of the employment agreements. Amounts charged to expense under the agreements for the years ended December 31, 1998, 1997 and 1996 were $4,000, $18,000 and $660,000, respectively. Obligations accrued under the agreements at December 31, 1998 and 1997 amounted to $5,033,000 and $5,029,000, respectively, and are included in other noncurrent liabilities on the accompanying consolidated balance sheets.

 EMPLOYEE RETIREMENT SAVINGS PLAN -

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees who meet certain eligibility requirements as to age and period of employment.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. The Company matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 1998, 1997 and 1996, HCC made company contributions to the plan totaling $778,000, $559,000 and $1,670,000, respectively.

(8)  TRANSACTIONS WITH RELATED PARTIES

     As a result of the distribution by HCC of the GBCC common stock it owned, GBCC is no longer a consolidated subsidiary. Accordingly, intercompany transactions between HCC and GBCC and its subsidiaries which eliminated in consolidation during 1996 are considered transactions with affiliates during 1998 and 1997.

     HCC has advanced funds to GBCC totaling $6,750,000 as of both December 31, 1998 and 1997. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. An additional $250,000 note became due on April 1, 1998 for which payment has not been received. This advance continues to bear interest at the rate of 14% per annum, payable semiannually. Interest receivable amounting to $1,781,000 and $839,000 is included in due from affiliates on the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively. Interest income accrued on loans and advances to GBCC amounted to $942,000 and $977,000, respectively, during the years ended December 31, 1998 and 1997.

     In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. HCC incurred interest expense with respect to the note amounting to $439,000 and $383,000, respectively, during the years ended December 31, 1998 and 1997. Accrued interest of $34,000 and $41,000 is included in interest payable on the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Casino, Inc. ("GBHC"), filed for protection under Chapter 11 of the United States Bankruptcy Code. It was anticipated that GBCC's equity ownership of GBHC would be significantly reduced in the reorganization under Chapter 11 and, as a consequence, HCC forgave $37,000,000 undiscounted principal amount of the PPI Funding Notes at December 31, 1997, further reducing the maturity value to $47,603,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Prior to December 31, 1996, when GBCC and its subsidiaries were members of the HCC consolidated group, it was anticipated that one of HCC's primary methods of realizing the carrying value of the PPI Funding Notes would be through the utilization of NOL's of GBCC. As a result of HCC's distribution of GBCC stock at December 31, 1996, GBCC's NOL's are no longer available for utilization in HCC's consolidated federal income tax returns. Accordingly, HCC provided a valuation allowance in the amount of $18,741,000 at December 31, 1996 which reduced the carrying amount of the PPI Funding Notes to their estimated realizable value of $35,597,000 at that date. As a result of GBHC's January 1998 Chapter 11 filing discussed above, HCC took an additional write down of $23,275,000 undiscounted principal amount during 1997, further reducing the carrying amount of the PPI Funding Notes at both December 31, 1998 and 1997 to an estimated realizable value of $12,322,000. The discounted amount of the 1997 write down ($15,678,000) and the 1996 valuation allowance ($18,741,000) are included in write down of assets on the accompanying consolidated statements of operations for the years ended December 31, 1997 and 1996, respectively. Management presently anticipates that the remaining balance will be realized through a combination of repayments from GBCC and additional asset acquisitions from GBCC and its subsidiaries.

     Pursuant to a management services agreement, HCA pays PML a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). HCA incurred such fees totaling $2,727,000 during the three month period ended March 31, 1997 while PML was wholly-owned by subsidiaries of GBCC. Subsequent to March 31, 1997, PML is included in the consolidated financial statements of HCC; accordingly, HCA's management fee expense to PML is eliminated in consolidation (see Note 1).

     HCT incurs a monthly consulting fee of $100,000 pursuant to a ten-year consulting agreement with PCC (see Note 15). Such fees amounted to $1,200,000 for the years ended December 31, 1998 and 1997.

     Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC provides computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided include hardware, software, and operator support and, for the most part, such services are billed by ACSC at its direct costs plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES a fixed license fee of $33,600 per month. ACSC's billings to HCC and its subsidiaries for such products and services during the year ended December 31, 1998 and 1997 amounted to $1,147,000 and $809,000, respectively. At December 31, 1998 and 1997, unpaid charges of $109,000 and $78,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets.

   Many of the marketing and administrative services now provided by ACSC were previously provided to HCC and its subsidiaries by GBHC. Charges for such services amounted to $704,000 during the year ended December 31, 1997.

   HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Such allocated costs and fees amounted to $1,026,000 and $1,843,000 for the years ended December 31, 1998 and 1997, respectively. In connection with such charges, receivables in the amount of $179,000 and $156,000 are included in due from affiliates on the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively.

   As a result of the revised tax treatment for the spin-off of GBCC stock to HCC's shareholders at December 31, 1996 (see Note 3), shareholders of the Company on the distribution date would also have been required to revise their method of reporting the distribution received on their separate federal income tax returns. The Company committed to assume the obligation for additional federal income taxes owed by its shareholders arising from the revised tax treatment. Consequently, the Company reached an agreement with the Internal Revenue Service to settle such obligations on behalf of its shareholders, exclusive of the Pratt Family, for $100,000 and to issue new tax reporting forms to the Pratt Family. Such forms will require the Pratt Family members to amend their federal income tax returns for 1996 resulting in substantial additional tax obligations which total approximately $790,000. The shareholder obligations assumed by the Company are included in tax settlement costs totalling $1,087,000 on the accompanying consolidated statement of operations for the year ended December 31, 1998 and are included in other accrued liabilities on the accompanying consolidated balance sheet at December 31, 1998.

   In September 1994, a subsidiary of HCC entered into an agreement with an entity owned by a member of the Pratt Family to manage the operation and maintenance of a Company-owned aircraft and to make such aircraft available for charter by third parties. The aircraft was sold during the first quarter of 1997. Subsequent to the sale, HCC has occasionally chartered aircraft from the maintenance company. Such charter fees amounted to $20,000 during the year ended December 31, 1998; charter fees, expenses and commissions amounted to $268,000 and $499,000, respectively, during the years ended December 31, 1997 and 1996.

(9)  STATE GAMING REGULATIONS

   Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Under the provisions of the Illinois gaming regulations, HCA is required to maintain its ownership license. Such license was renewed in July 1998 for a period of one year and subsequently extended by the IGB to December 1999. Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed until October 18, 1999.

   If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

   While a subsidiary of HCC, the Sands was required under the New Jersey Casino Control Act to either make certain approved investments in New Jersey or pay an investment alternative tax. The Sands elected to satisfy the investment requirement by purchasing bonds at below-market interest rates from a governmental agency established to administer such monies. During the year ended December 31, 1996, the Sands paid $3,062,000 to purchase these obligatory investments and provided a valuation allowance amounting to $1,344,000 on such investments.

(10)  LITIGATION

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

 OTHER LITIGATION -

   On October 8, 1998, HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, HCC's independent accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the initial stages of discovery.

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

(11) COMMITMENTS AND CONTINGENCIES

   HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During 1998, 1997 and 1996, HCT expensed $3,899,000, $3,935,000 and $3,486,000, respectively, in connection with the ground lease.

(12) THIRD PARTY NOTES RECEIVABLE

   During November 1995, HCC loaned $10,000,000 of the proceeds from the Senior Secured Notes to an unaffiliated gaming company in the form of two $5,000,000 notes. On February 27, 1998, both parties agreed to settle the outstanding obligations with the payment of $4,400,000 and the issuance of two new, short-term obligations totaling $1,600,000, which were paid in April 1998. The $4,000,000 difference between the $10,000,000 carrying amount of the notes receivable and the agreed upon settlement was reflected as a write down of the notes receivable at December 31, 1997 and is included in write down of assets on the accompanying consolidated statement of operations.

(13) SUPPLEMENTAL CASH FLOW INFORMATION

   During the second quarter of 1997, HCC issued 100,000 shares of its common stock in exchange for a $10,000,000 loan commitment from unrelated third parties. The commitment fee was valued at $375,000, the fair market value of the stock on the date of its issuance, and was expensed during 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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
                                         ===========

   During 1996, HCA entered into a capital lease obligation in the original amount of $13,195,000 with respect to a new parking garage (see Note 5). Additional escrowed construction and financing costs totaling $4,163,000 were capitalized in 1996 as part of the cost of the facility.

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
                                                                  =============

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   CASH AND CASH EQUIVALENTS -  The carrying amounts approximate fair value
   -------------------------
because of the short maturity of these instruments.

   SHORT-TERM INVESTMENTS - The carrying amounts approximate fair value because
   ----------------------
of the short maturity of these investments.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

   The estimated carrying amounts and fair values of HCC's financial instruments are as follows:

                                       DECEMBER 31, 1998           DECEMBER 31, 1997
                                  --------------------------  --------------------------
                                    CARRYING                    CARRYING
                                     AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                  ------------  ------------  ------------  ------------
Financial Assets
 Cash and cash equivalents        $ 42,118,000  $ 42,118,000  $ 40,259,000  $ 40,259,000
 Short-term investments              3,905,000     3,905,000     3,876,000     3,876,000
 Notes receivable                            -             -     6,000,000     6,000,000
 Notes receivable - affiliates       6,750,000     6,750,000     6,750,000     6,750,000
 PPI Funding Notes                  12,322,000    12,322,000    12,322,000    12,322,000

Financial Liabilities
 Interest payable                 $  4,872,000  $  4,872,000  $  4,792,000  $  4,792,000
 12 3/4% Senior Secured Notes      207,212,000   220,681,000   207,500,000   223,063,000
 Equipment loans                     1,291,000     1,335,000     2,051,000     2,063,000
 Bank debt                           1,900,000     1,900,000       350,000       350,000
 Bank credit facility                  462,000       462,000             -             -
 Note payable - affiliate            2,836,000     2,972,000     3,447,000     3,597,000

(15) SUBSEQUENT EVENTS (UNAUDITED)

   In March 1999, HCC reached an agreement in principle with GBCC, PCC and the holders of $85,000,000 of senior notes currently in default which were issued by PRT Funding Corp. ("PRT Funding"), a wholly owned subsidiary of PCC. Under the terms of the agreement, HCC would purchase the stock of PCC from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Upon completion of the Restructuring, PCC's assets will consist of its limited partnership interest in PML and a consulting contract for the Tunica Casino (see Notes 1 and 8). These assets will serve as collateral for approximately $39,250,000 of new notes to be issued by PCC to the holders of the senior notes as part of the Restructuring. The acquisition of PCC will also result in a charge to expense by the Company of approximately $39,250,000 during 1999 as no asset value will be attributed to the management contract and consulting agreement when acquired.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   After the acquisition of PCC, the Company will have incurred additional debt and associated interest, but will no longer report a minority interest in PML nor pay the Tunica consulting fee to a subsidiary of GBCC. The minority interest and consulting fee expense totaled $7,694,000 for the year ended December 31, 1998.

   The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over PCC and PRT Funding.

   In September 1998, the Company received a preliminary license to develop, own and operate a Hollywood-themed hotel and casino complex on the Red River in Shreveport, Louisiana (the "Shreveport Casino"). The Company originally planned to develop the Shreveport Casino with two partners in a joint venture in which HCC would have had an interest of approximately 50%. On March 31, 1999, HCC entered into a definitive agreement with one of the joint venture partners to acquire their interest in the Shreveport Casino for $2,500,000 (the amount the joint venture partner contributed to the project), $1,000 of which is to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. Subject to obtaining final approval by the Louisiana Gaming Control Board, HCC will have a 100% interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold. The total estimated cost of the Shreveport Casino is approximately $200,000,000. The Company anticipates contributing approximately $50,000,000 as an equity investment in the project with the remaining construction and preopening costs, estimated at $150,000,000, to come from non-recourse project financing. The Company anticipates securing financing for a portion of the equity investment and all of the project financing and commencing construction in the summer of 1999 with a planned opening date approximately 14 months later.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      QUARTER
                                       ------------------------------------------------------
                                          FIRST        SECOND        THIRD         FOURTH
                                       -----------  ------------  ------------  -------------
YEAR ENDED DECEMBER 31, 1998:

Net revenues                           $63,807,000  $66,353,000   $70,848,000   $ 67,752,000
                                       ===========  ===========   ===========   ============

Net income (loss)                      $    69,000  $   145,000   $   204,000   $ (2,023,000)
                                       ===========  -----------   ===========   ------------

Basic and diluted net income (loss)
 per common share (1)                  $       .00  $       .01   $       .01   $       (.08)
                                       ===========  ===========   ===========   ============

YEAR ENDED DECEMBER 31, 1997:

Net revenues                           $67,470,000  $66,301,000   $69,839,000   $ 64,147,000
                                       ===========  ===========   ===========   ============

Net income (loss) as previously
 reported                              $ 1,491,000  $ 1,193,000   $ 1,701,000   $(19,530,000)
Restatement - Note 3                             -      (44,000)   (1,918,000)      (240,000)
                                       -----------  -----------   -----------   ------------

Net income (loss)                      $ 1,491,000  $ 1,149,000   $  (217,000)  $(19,770,000)
                                       ===========  ===========   ===========   ============

Basic and diluted net income (loss)
  per common share as previously
  reported                             $       .06  $       .05   $       .07   $       (.79)
Restatement - Note 3                             -            -          (.08)          (.01)
                                       -----------  -----------   -----------   ------------

Basic and diluted net income
 (loss) per common share (1)           $       .06  $       .05   $      (.01)  $       (.80)
                                       ===========  ===========   ===========   ============

(1) In accordance with the provisions of SFAS 128, earnings per share are calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the interim periods.

REPORT OF INDEPENDENT AUDITORS


To Hollywood Casino - Aurora, Inc.:

We have audited the accompanying balance sheets of Hollywood Casino - Aurora, Inc. (the Company and an Illinois corporation) as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino - Aurora, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Dallas, Texas
February 23, 1999

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                BALANCE SHEETS

                                    ASSETS

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         1998           1997
                                                     -------------  -------------
Current Assets:
 Cash and cash equivalents                           $  9,718,000   $ 11,594,000
 Accounts receivable, net of allowances
  of $655,000 and $483,000, respectively                1,128,000      1,603,000
 Inventories                                              606,000        794,000
 Deferred income taxes                                  1,540,000      1,336,000
 Due from affiliates                                      428,000        558,000
 Prepaid expenses and other current assets              1,010,000        932,000
                                                     ------------   ------------

  Total current assets                                 14,430,000     16,817,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,167,000      3,165,000
 Buildings and improvements                            46,205,000     46,205,000
 Riverboats                                            37,642,000     36,970,000
 Operating equipment                                   37,192,000     32,159,000
 Construction in progress                                 615,000        534,000
                                                     ------------   ------------

                                                      124,821,000    119,033,000
 Less - accumulated depreciation and amortization     (41,114,000)   (33,919,000)
                                                     ------------   ------------

  Net property and equipment                           83,707,000     85,114,000
                                                     ------------   ------------

Other Assets                                            2,173,000      2,140,000
                                                     ------------   ------------

                                                     $100,310,000   $104,071,000
                                                     ============   ============



             The accompanying notes to financial statements are an
                    integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                                   DECEMBER 31,
                                            --------------------------
                                                1998          1997
                                            ------------  ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  6,517,000  $  6,624,000
 Accounts payable                              2,199,000     2,023,000
 Accrued liabilities -
  Salaries and wages                           2,300,000     2,228,000
  Interest                                     1,058,000     1,192,000
  Gaming and other taxes                         981,000       938,000
  Insurance                                      965,000     1,115,000
  Other                                        1,374,000     1,120,000
 Due to affiliates                             2,109,000     2,185,000
 Other current liabilities                       993,000     1,209,000
                                            ------------  ------------

  Total current liabilities                   18,496,000    18,634,000
                                            ------------  ------------

Long-Term Debt                                27,783,000    31,507,000
                                            ------------  ------------

Capital Lease Obligations                     19,948,000    20,841,000
                                            ------------  ------------

Deferred Income Taxes                          5,363,000     4,141,000
                                            ------------  ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000        15,000
 Additional paid-in capital                   25,541,000    24,541,000
 Retained earnings                             3,164,000     4,392,000
                                            ------------  ------------

  Total shareholder's equity                  28,720,000    28,948,000
                                            ------------  ------------

                                            $100,310,000  $104,071,000
                                            ============  ============



             The accompanying notes to financial statements are an
                    integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS

                                             YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1998           1997           1996
                                   -------------  -------------  -------------
Revenues:
 Casino                            $156,404,000   $153,965,000   $157,124,000
 Food and beverage                   13,771,000     14,213,000     13,780,000
 Other                                2,816,000      1,919,000      3,895,000
                                   ------------   ------------   ------------

                                    172,991,000    170,097,000    174,799,000
 Less - promotional allowances      (10,044,000)    (9,790,000)   (11,408,000)
                                   ------------   ------------   ------------

 Net revenues                       162,947,000    160,307,000    163,391,000
                                   ------------   ------------   ------------

Expenses:
 Casino                             112,272,000    102,127,000    108,014,000
 Food and beverage                    4,855,000      4,885,000      4,926,000
 Other                                1,332,000      1,641,000      1,066,000
 General and administrative          14,136,000     14,673,000     14,645,000
 Depreciation and amortization        7,350,000      7,491,000      8,834,000
                                   ------------   ------------   ------------

  Total expenses                    139,945,000    130,817,000    137,485,000
                                   ------------   ------------   ------------

Income from operations               23,002,000     29,490,000     25,906,000
                                   ------------   ------------   ------------

Non-operating income (expense):
 Interest income                        112,000        156,000        205,000
 Interest expense                    (6,046,000)    (6,847,000)    (6,704,000)
 Gain on disposal of assets               4,000        134,000              -
                                   ------------   ------------   ------------

  Total non-operating expense, net   (5,930,000)    (6,557,000)    (6,499,000)
                                   ------------   ------------   ------------

Income before income taxes           17,072,000     22,933,000     19,407,000

Income tax provision                 (6,559,000)    (8,419,000)    (6,883,000)
                                   ------------   ------------   ------------

Net income                         $ 10,513,000   $ 14,514,000   $ 12,524,000
                                   ============   ============   ============

             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                 STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                     ADDITIONAL
                                  COMMON STOCK        PAID-IN       RETAINED
                                  ------------
                                 SHARES     AMOUNT     CAPITAL      EARNINGS
                              ------------  -------  -----------  -------------
BALANCE, JANUARY 1, 1996         1,501,000  $15,000  $24,541,000  $    993,000

 Net income                              -        -            -    12,524,000
 Dividends                               -        -            -   (10,040,000)
                              ------------  -------  -----------  ------------

BALANCE, DECEMBER 31, 1996       1,501,000   15,000   24,541,000     3,477,000

 Net income                              -        -            -    14,514,000
 Dividends                               -        -            -   (13,599,000)
                              ------------  -------  -----------  ------------

BALANCE, DECEMBER 31, 1997       1,501,000   15,000   24,541,000     4,392,000

  Capital contributions                  -        -    1,000,000             -
  Net income                             -        -            -    10,513,000
  Dividends                              -        -            -   (11,741,000)
                              ------------  -------  -----------  ------------

BALANCE, DECEMBER 31, 1998       1,501,000  $15,000  $25,541,000  $  3,164,000
                              ============  =======  ===========  ============

             The accompanying notes to financial statements are an
                  integral part of this financial statement.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               1998           1997           1996
                                                           -------------  -------------  -------------
OPERATING ACTIVITIES:
 Net income                                                $ 10,513,000   $ 14,514,000   $ 12,524,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                               7,350,000      7,491,000      8,834,000
  Provision for doubtful accounts                               273,000        200,000        325,000
  Gain on disposal of assets                                     (4,000)      (134,000)             -
  Deferred income tax provision                               1,018,000      2,183,000      1,119,000
  Decrease in accounts receivable                               202,000         92,000        393,000
  Increase in accounts payable and accrued liabilities          261,000        151,000        954,000
  Increase in due to affiliates                                  54,000        395,000       (770,000)
  Net change in other current assets and liabilities           (106,000)        85,000     (1,116,000)
  Net change in other noncurrent assets and liabilities         (33,000)      (120,000)      (442,000)
                                                           ------------   ------------   ------------

 Net cash provided by operating activities                   19,528,000     24,857,000     21,821,000
                                                           ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (5,986,000)    (2,413,000)   (10,104,000)
 Proceeds from sale of assets                                    47,000        173,000              -
 Decrease in cash restricted for construction projects                -              -      1,955,000
                                                           ------------   ------------   ------------

 Net cash used in investing activities                       (5,939,000)    (2,240,000)    (8,149,000)
                                                           ------------   ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                     2,000,000              -              -
 Capital contributions                                        1,000,000              -              -
 Repayments of long-term debt                                (5,863,000)    (5,681,000)    (2,870,000)
 Payments on capital lease obligations                         (861,000)      (777,000)      (724,000)
 Dividends                                                  (11,741,000)   (13,599,000)   (10,040,000)
                                                           ------------   ------------   ------------

 Net cash used in financing activities                      (15,465,000)   (20,057,000)   (13,634,000)
                                                           ------------   ------------   ------------

 Net (decrease) increase in cash and cash equivalents        (1,876,000)     2,560,000         38,000

 Cash and cash equivalents at beginning of year              11,594,000      9,034,000      8,996,000
                                                           ------------   ------------   ------------

 Cash and cash equivalents at end of year                  $  9,718,000   $ 11,594,000   $  9,034,000
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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     The estimated value of food and beverage, admissions and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying statements of operations. Costs of complimentaries allocated from the food and beverage and other operating departments to the casino department during the years ended December 31, 1998, 1997 and 1996 are as follows:

                                            1998        1997        1996
                                            ----        ----        ----
Food and beverage                       $ 8,721,000  $9,057,000  $10,280,000
Other                                     1,131,000     921,000    1,318,000
                                         ----------  ----------  -----------

                                         $9,852,000  $9,978,000  $11,598,000
                                         ==========  ==========  ===========

 CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $273,000, $200,000 and $325,000, respectively, were made during the years ended December 31, 1998, 1997 and 1996.

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

 PROPERTY AND EQUIPMENT -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Land improvements                                20 years
     Buildings, riverboats and improvements        25-40 years
     Operating equipment                             3-7 years

     On October 1, 1996, HCA revised the estimated useful life of its pavilion from 25 years to 40 years, the estimated life of one of its parking garages under a capital lease from 25 years to 30 years and the estimated life of its slot machines from three years to five years. Management believes the changes in estimated lives more appropriately reflect the timing of the economic benefits to be received from these assets. For the year ended December 31, 1996, the effect of these changes reduced depreciation and amortization expense by $274,000 and increased net income by approximately $171,000.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 LONG-LIVED ASSETS -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCA does not believe that any such events or changes have occurred.

 ACCRUED INSURANCE -

     HCA is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCA's ultimate liability may differ from the amounts accrued.

 INCOME TAXES -

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid $4,691,000, $5,394,000 and $6,774,000 to HCC in connection with its current federal tax provisions for the years ended December 31, 1998, 1997 and 1996, respectively. For the years ended December 31, 1998, 1997 and 1996, HCA paid state income taxes of $781,000, $682,000 and $28,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS -

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the reclassification of all prior periods presented. HCA has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. HCA has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     The FASB has also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which became effective for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and descriptive information concerning its reportable operating segments. An operating segment is defined as a component of a business which (i) earns revenues and incurs expenses, (ii) has its operating results reviewed on a regular basis by the company's chief operating decision maker to determine how the company's resources should be allocated and to assess its performance and (iii) has separate financial information available. HCA's operations consist of its casino and related facilities. The Aurora Casino is considered a single operating unit due to the dependence of the food and beverage and other operations on casino patrons. Such non-casino activities are considered ancillary to the gaming business, are reviewed as such by management and

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


can not reasonably be presented as separate operating segments. Accordingly, additional segment information is not presented herein.

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), effective for fiscal years beginning after June 15, 1999. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. HCA does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     HCA's long-term indebtedness consists of the following:

                                                  DECEMBER 31,
                                           --------------------------
                                               1998          1997
                                           ------------  ------------
 12 3/4% Promissory Note to HCC, due on
   November 1, 2003  (a)                   $31,507,000   $36,507,000
 Promissory note to bank (b)                 1,900,000       350,000
 Equipment loans (c)                                 -       413,000
                                           -----------   -----------

 Total indebtedness                         33,407,000    37,270,000
 Less - current maturities                  (5,624,000)   (5,763,000)
                                           -----------   -----------

 Total long-term debt                      $27,783,000   $31,507,000
                                           ===========   ===========

________________

(a) The intercompany note accrues interest at the rate of 12 3/4% per annum payable semiannually on October 15 and April 15 of each year and requires semiannual principal repayments of $2,500,000 commencing October 15, 1997 with the balance of the note due November 1, 2003. The note is pledged as security with respect to HCC's 12 3/4% Senior Secured Notes due in 2003. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a first mortgage (limited to the outstanding principal amount of the intercompany note to HCC) on substantially all of the assets of HCA and by a pledge of the capital stock of HCA.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     As of December 31, 1998, future maturities of long-term debt are as follows:

          1999                                         $ 5,624,000
          2000                                           5,674,000
          2001                                           5,602,000
          2002                                           5,000,000
          2003                                          11,507,000
                                                       -----------

                                                       $33,407,000
                                                       ===========

     Interest paid for the years ended December 31, 1998, 1997 and 1996 amounted to $6,180,000, $6,970,000 and $6,509,000, respectively.

(4)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

     HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% and expired in 1998. The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both December 31, 1998 and 1997 in the amount of $27,358,000. Assets under capital leases with an original cost of $2,446,000 are included in operating equipment on the accompanying balance sheets at both December 31, 1998 and 1997. Amortization expense with respect to these assets amounted to $983,000, $1,097,000 and $1,223,000, respectively, during each of the years ended December 31, 1998, 1997 and 1996. Accumulated amortization at December 31, 1998 and 1997 with respect to these assets amounted to $5,991,000 and $5,008,000, respectively.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Future minimum lease payments under capital lease obligations as of December 31, 1998 are as follows:

     1999                                                  $ 2,457,000
     2000                                                    2,483,000
     2001                                                    2,532,000
     2002                                                    2,643,000
     2003                                                    2,660,000
     Thereafter                                             21,417,000
                                                           -----------

     Total minimum lease payments                           34,192,000
     Less - amount representing interest                   (13,351,000)
                                                           -----------

     Present value of future minimum lease payments         20,841,000
     Current capital lease obligation                         (893,000)
                                                           -----------

     Long-term capital lease obligation                    $19,948,000
                                                           ===========

(5)  INCOME TAXES

     HCA's provision for income taxes consists of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1998            1997              1996
                                                    -----------     -----------       -----------
     Current (provision) benefit:
      Federal                                       $(4,856,000)    $(5,859,000)      $(5,927,000)
      State                                            (685,000)       (377,000)          163,000
     Deferred (provision) benefit:
      Federal                                          (915,000)     (1,978,000)       (1,125,000)
      State                                            (103,000)       (205,000)            6,000
                                                    -----------     -----------       -----------

                                                    $(6,559,000)    $(8,419,000)      $(6,883,000)
                                                    ===========     ===========       ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rates for the years ended December 31, 1998, 1997 and 1996 follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                           1998              1997              1996
                                                       ------------      ------------      ------------
     Calculated income tax provision
       at statutory rate                               $(5,975,000)      $(8,027,000)      $(6,792,000)
     State income taxes, net of federal benefit           (512,000)         (378,000)         (110,000)
     Political contributions and lobbying costs            (43,000)          (67,000)          (89,000)
     Other                                                 (29,000)           53,000          (112,000)
                                                       -----------       -----------       -----------
     Tax provision as shown on statements
        of operations                                  $(6,559,000)      $(8,419,000)      $(6,883,000)
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

     The components of HCA's net deferred tax liability are as follows:

                                                DECEMBER 31,
                                         --------------------------
                                             1998          1997
                                         ------------  ------------
     Deferred tax assets:
      Allowance for doubtful accounts    $   246,000   $   182,000
      Other liabilities and reserves       1,420,000     1,271,000
                                         -----------   -----------

        Total deferred tax assets          1,666,000     1,453,000
                                         -----------   -----------

     Deferred tax liabilities:
      Depreciation and amortization       (5,489,000)   (4,258,000)
                                         -----------   -----------

     Net deferred tax liability          $(3,823,000)  $(2,805,000)
                                         ===========   ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Receivables and payables to HCC in connection with the aforementioned tax allocation agreements at December 31, 1998 and 1997 are as follows:

                                      DECEMBER 31,
                               --------------------------
                                   1998          1997
                               ------------  ------------
   Deferred tax assets         $ 1,373,000   $ 1,194,000
   Due from affiliates             347,000       538,000
   Deferred tax liabilities     (4,793,000)   (3,700,000)

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCA.

(6)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a management services agreement, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership which, prior to April 1, 1997, was wholly owned by GBCC. Effective as of April 1, 1997, HCC acquired the general partnership interest in PML. The base management fee is equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and income taxes). HCA incurred such fees totaling $8,872,000, $9,609,000 and $9,360,000, respectively, during the years ended December 31, 1998, 1997 and 1996. Management and incentive fees payable at December 31, 1998 and 1997 amounting to $2,067,000 and $2,130,000, respectively, are included in due to affiliates on the accompanying balance sheets.

     HCA incurred interest with respect to its promissory note payable to HCC (see Note 3) amounting to $4,361,000, $4,906,000 and $4,973,000, respectively, for the years ended December 31, 1998, 1997 and 1996. Interest payable to HCC on such note amounted to $848,000 and $983,000, respectively, at December 31, 1998 and 1997 and is included in accrued interest payable on the accompanying balance sheets.

     HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. In addition, HCA is reimbursed by HCC and GBCC for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA during the years ended December 31, 1998, 1997 and 1996 totaling $249,000, $427,000 and $720,000, respectively. At December 31, 1998 and 1997, HCA had net receivables of $37,000 and net payables of $36,000, respectively, in connection with such charges.

(7)  ILLINOIS REGULATORY MATTERS

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board (the "IGB"). Under the provisions of the Illinois gaming regulations, HCA is required to maintain its ownership license. HCA's owner's license was renewed in July 1998 for a period of one year and was

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsequently extended by the IGB to December 1999. Management intends to file for renewal of HCA's owner's license and anticipates that such renewal will be approved by the IGB during 1999. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended, or revoked. In addition, the licensees and other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the operations of HCA.

(8)  COMMITMENTS AND CONTINGENCIES

 PLANET HOLLYWOOD LITIGATION -

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HWCC-Tunica, Inc., the HCC subsidiary which owns and operates a casino in Tunica, Mississippi ("HCT", and together with the Original Hollywood Defendants, the "Hollywood Defendants"), and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(9)  EMPLOYEE RETIREMENT SAVINGS PLAN

     HCA participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCA matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 1998, 1997 and 1996, HCA made company contributions to the plan totaling $473,000, $289,000 and $440,000, respectively.

(10) SUPPLEMENTAL CASH FLOW INFORMATION

     During 1996, HCA entered into a capital lease obligation in the original amount of $13,195,000 with respect to a new parking garage (see Note 4). Additional escrowed construction and financing costs totaling $4,163,000 were capitalized in 1996 as part of the cost of the facility.

(11) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

     INTEREST PAYABLE - The carrying amount of interest payable approximates
     ----------------
fair value because of the short maturity of the obligation.

     LONG-TERM DEBT - The fair value of HCA's long-term debt is estimated based
     --------------
on the quoted market price of the underlying debt issue. Debt obligations with a short remaining maturity are valued at the carrying amount.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The estimated carrying amounts and fair values of HCA's financial instruments are as follows:

                                                    DECEMBER 31, 1998                   DECEMBER 31, 1997
                                              ----------------------------       ------------------------------
                                                CARRYING                           CARRYING
                                                 AMOUNT         FAIR VALUE          AMOUNT           FAIR VALUE
                                              -----------      -----------       -----------        -----------
     Financial Assets:
       Cash and cash equivalents              $ 9,718,000      $ 9,718,000       $11,594,000        $11,594,000

     Financial Liabilities:
       Interest payable                       $ 1,058,000      $ 1,058,000       $ 1,192,000        $ 1,192,000
       12 3/4% promissory note                 31,507,000       33,555,000        36,507,000         39,245,000
       Promissory note to bank                  1,900,000        1,900,000           350,000            350,000
       Equipment loans                                  -                -           413,000            413,000

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   QUARTER
                                   -----------------------------------------------------------------------
                                      FIRST               SECOND              THIRD               FOURTH
                                   -----------         -----------         -----------         -----------
Year Ended December 31, 1998
 Net revenues                      $38,720,000         $40,093,000         $41,712,000         $42,422,000
                                   ===========         ===========         ===========         ===========

 Net income                        $ 2,458,000         $ 3,061,000         $ 2,782,000         $ 2,212,000
                                   ===========         ===========         ===========         ===========

Year Ended December 31, 1997
 Net revenues                      $40,350,000         $38,931,000         $41,741,000         $39,285,000
                                   ===========         ===========         ===========         ===========

 Net income                        $ 3,431,000         $ 3,852,000         $ 3,894,000         $ 3,337,000
                                   ===========         ===========         ===========         ===========

REPORT OF INDEPENDENT AUDITORS


To HWCC - Tunica, Inc.:

We have audited the accompanying consolidated balance sheets of HWCC - Tunica, Inc. (the Company and a Texas Corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HWCC - Tunica, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Dallas, Texas
February 23, 1999

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                              DECEMBER 31,
                                                      ---------------------------
                                                          1998           1997
                                                      ------------   ------------
Current Assets:
 Cash and cash equivalents                            $ 16,325,000   $ 11,851,000
 Short-term investments                                  3,905,000      3,876,000
 Accounts receivable, net of allowances of
  $813,000 and $705,000, respectively                    1,167,000      1,510,000
 Inventories                                               779,000        660,000
 Deferred income taxes                                   1,451,000      1,632,000
 Prepaid expenses and other current assets                 770,000      1,129,000
                                                      ------------   ------------

  Total current assets                                  24,397,000     20,658,000
                                                      ------------   ------------

Property and Equipment:
 Land and improvements                                   4,645,000      3,456,000
 Buildings                                              73,948,000     73,422,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    39,169,000     37,588,000
 Construction in progress                                2,612,000        688,000
                                                      ------------   ------------

                                                       122,898,000    117,678,000
  Less - accumulated depreciation and amortization     (38,910,000)   (31,760,000)
                                                      ------------   ------------

 Net property and equipment                             83,988,000     85,918,000
                                                      ------------   ------------

Other Assets:
 Land rights                                             7,250,000      7,454,000
 Other assets                                            4,826,000      4,697,000
                                                      ------------   ------------

  Total other assets                                    12,076,000     12,151,000
                                                      ------------   ------------

                                                      $120,461,000   $118,727,000
                                                      ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                                   DECEMBER 31,
                                           ---------------------------
                                               1998           1997
                                           ------------   ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations            $    775,000   $    485,000
 Accounts payable                             1,638,000      1,372,000
 Accrued liabilities -
  Salaries and wages                          1,685,000      1,579,000
  Interest                                      476,000        476,000
  Gaming and other taxes                        453,000      1,230,000
  Insurance                                   1,975,000      1,553,000
  Other                                       1,866,000      1,627,000
 Other current liabilities                    1,283,000      1,325,000
                                           ------------   ------------

 Total current liabilities                   10,151,000      9,647,000
                                           ------------   ------------

Long-Term Debt                               85,023,000     85,198,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding               -              -
 Additional paid-in capital                  34,637,000     34,637,000
 Accumulated deficit                         (9,350,000)   (10,755,000)
                                           ------------   ------------

  Total shareholder's equity                 25,287,000     23,882,000
                                           ------------   ------------

                                           $120,461,000   $118,727,000
                                           ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                         -------------------------------------------
                                             1998           1997           1996
                                         -------------  -------------  -------------

Revenues:
 Casino                                  $ 96,459,000   $ 97,506,000   $ 87,361,000
 Rooms                                      9,386,000      9,651,000      5,329,000
 Food and beverage                         15,039,000     14,320,000     11,987,000
 Other                                      1,373,000      1,164,000      1,097,000
                                         ------------   ------------   ------------

                                          122,257,000    122,641,000    105,774,000
 Less - promotional allowances            (16,484,000)   (15,378,000)   (11,250,000)
                                         ------------   ------------   ------------

   Net revenues                           105,773,000    107,263,000     94,524,000
                                         ------------   ------------   ------------

Expenses:
 Casino                                    72,317,000     69,496,000     66,018,000
 Rooms                                      1,752,000      1,835,000      1,573,000
 Food and beverage                          3,923,000      4,325,000      3,752,000
 Other                                      1,336,000      1,402,000      1,259,000
 General and administrative                 5,813,000      5,769,000      5,962,000
 Depreciation and amortization              8,123,000      9,916,000     10,906,000
                                         ------------   ------------   ------------

   Total expenses                          93,264,000     92,743,000     89,470,000
                                         ------------   ------------   ------------

Income from operations                     12,509,000     14,520,000      5,054,000
                                         ------------   ------------   ------------

Non-operating income (expenses):
 Interest income                              587,000        281,000        835,000
 Interest expense, net of capitalized
   interest of $1,006,000 in 1996         (10,937,000)   (10,980,000)   (10,060,000)
 (Loss) gain on disposal of assets            (65,000)         6,000        (45,000)
                                         ------------   ------------   ------------

   Total non-operating expenses, net      (10,415,000)   (10,693,000)    (9,270,000)
                                         ------------   ------------   ------------

Income (loss) before income taxes           2,094,000      3,827,000     (4,216,000)
Income tax (provision) benefit               (689,000)       845,000            -
                                         ------------   ------------   ------------

Net income (loss)                        $  1,405,000   $  4,672,000   $ (4,216,000)
                                         ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                  ADDITIONAL
                                             COMMON STOCK          PAID-IN       ACCUMULATED
                                        ----------------------
                                          SHARES     AMOUNT        CAPITAL         DEFICIT
                                        ---------  -----------  ------------    ------------
BALANCE, JANUARY 1, 1996                  1,000     $     -      $34,637,000    $(11,211,000)

 Net loss                                   -             -              -        (4,216,000)
                                        ---------  -----------  ------------    ------------

BALANCE, DECEMBER 31, 1996                1,000           -       34,637,000     (15,427,000)

 Net income                                 -             -              -         4,672,000
                                        ---------  -----------  ------------    ------------

BALANCE, DECEMBER 31, 1997                1,000           -       34,637,000     (10,755,000)

 Net income                                 -             -              -         1,405,000
                                        ---------  -----------  ------------    ------------

BALANCE, DECEMBER 31, 1998                1,000     $     -      $34,637,000    $ (9,350,000)
                                        =========  ===========  ============    ============

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                               1998          1997          1996
                                                           ------------  ------------  -------------
OPERATING ACTIVITIES:
 Net income (loss)                                         $ 1,405,000   $ 4,672,000   $ (4,216,000)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                             8,123,000     9,916,000     10,906,000
   Loss (gain) on disposal of assets                            65,000        (6,000)        45,000
   Provision for doubtful accounts                             483,000       498,000        539,000
   Deferred income tax provision (benefit)                     115,000    (1,071,000)             -
   Increase in accounts receivable                            (140,000)     (645,000)      (474,000)
   Increase (decrease) in accounts payable and accrued
     expenses                                                  256,000    (2,097,000)       721,000
   Net change in other current assets and
     liabilities                                               199,000       232,000       (280,000)
   Net change in other noncurrent assets
     and liabilities                                          (223,000)      488,000       (740,000)
                                                           -----------   -----------   ------------
     Net cash provided by operating
       activities                                           10,283,000    11,987,000      6,501,000
                                                           -----------   -----------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                        (5,924,000)   (2,635,000)   (35,038,000)
 Short-term investments                                        (29,000)   (3,876,000)             -
 Investment in unconsolidated affiliate                        (53,000)   (2,000,000)             -
 Proceeds from sale of assets                                   82,000        16,000        105,000
 Decrease in cash restricted for
   construction projects                                             -             -     27,919,000
                                                           -----------   -----------   ------------
   Net cash used in investing activities                    (5,924,000)   (8,495,000)    (7,014,000)
                                                           -----------   -----------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                      687,000       601,000      1,503,000
 Repayments of long-term debt                                 (572,000)     (364,000)    (1,469,000)
 Payments on capital lease obligations                               -    (1,199,000)    (1,729,000)
                                                           -----------   -----------   ------------
   Net cash provided by (used in)
     financing activities                                      115,000      (962,000)    (1,695,000)
                                                           -----------   -----------   ------------

   Net increase (decrease) in cash and cash equivalents      4,474,000     2,530,000     (2,208,000)
     Cash and cash equivalents at
       beginning of year                                    11,851,000     9,321,000     11,529,000
                                                           -----------   -----------   ------------
     Cash and cash equivalents at
       end of year                                         $16,325,000   $11,851,000   $  9,321,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 27 miles southwest of Memphis, Tennessee. The facility (the "Tunica Casino") was completed and commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). The Tunica Casino currently includes a casino with 54,000 square feet of gaming space, 506 hotel rooms and suites, a 123-space recreational vehicle park and related amenities. HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 18, 1999.

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at December 31, 1998 and 1997.

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

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

     The Tunica Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities on the accompanying consolidated balance sheets. The estimated value of rooms, food and beverage and other items which are provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1998, 1997 and 1996 were as follows:


                                1998         1997         1996
                             -----------  -----------  -----------

        Rooms                $ 1,940,000  $ 1,870,000  $ 1,162,000
        Food and beverage     12,166,000   10,837,000   10,223,000
        Other                    300,000      140,000      203,000
                             -----------  -----------  -----------

                             $14,406,000  $12,847,000  $11,588,000
                             ===========  ===========  ===========

 CASH AND CASH EQUIVALENTS -

    Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

    The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $483,000, $498,000 and $539,000, respectively, were made during the years ended December 31, 1998, 1997 and 1996.

 INVENTORIES -

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 PROPERTY AND EQUIPMENT -

    Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Hotel, dockside facilities and improvements    25-40 years
     Barges                                         25-40 years
     Operating equipment                            3 - 7 years

                  HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     On October 1, 1996, HCT revised the estimated useful lives of its buildings, barges and related land rights (see below) from 25 years to 40 years and the estimated useful life of its slot machines from three years to five years. Management believes the changes in estimated lives more appropriately reflect the timing of the economic benefits to be received from these assets. For the year ended December 31, 1996, such changes reduced depreciation and amortization expense and net loss by approximately $612,000.

     Interest incurred in connection with property and equipment acquisitions totalling $1,006,000 in 1996 has been capitalized during the development period and is being amortized over the useful lives of the related assets.

 LAND RIGHTS -

     Land rights are being amortized on a straight-line basis over the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 8); such amortization commenced with the opening of the Tunica Casino. The estimated economic benefit of the land rights was revised from 25 years to 40 years effective on October 1, 1996 consistent with the change in estimated useful life of the Tunica facility as discussed under "Property and Equipment" above. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,195,000 and $991,000, respectively, at December 31, 1998 and 1997.

 LONG-LIVED ASSETS -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCT does not believe that any such events or changes have occurred.

 ACCRUED INSURANCE -

     HCT is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCT's ultimate liability may differ from the amounts accrued.

 INCOME TAXES -

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


were filed. HCT made payments to HCC in lieu of federal income taxes amounting to $307,000 and $494,000 during the years ended December 31, 1998 and 1997, respectively; no such payments were made during the year ended December 31, 1996. HCT paid no state income taxes during 1998, 1997 or 1996.

 RECENT ACCOUNTING PRONOUNCEMENTS  -

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the reclassification of all prior periods presented. HCT has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. HCT has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     The FASB has also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which became effective for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and descriptive information concerning its reportable operating segments. An operating segment is defined as a component of a business which (i) earns revenues and incurs expenses, (ii) has its operating results reviewed on a regular basis by the company's chief operating decision maker to determine how the company's resources should be allocated and to assess its performance and (iii) has separate financial information available. HCT's operations consist of its casino, hotel and related facilities. The Tunica Casino is considered a single operating unit due to the dependence of the hotel, food and beverage and other operations on casino patrons. Such non-casino activities are considered ancillary to the gaming business, are reviewed as such by management and can not reasonably be presented as separate operating segments. Accordingly, additional segment information is not presented herein.

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), effective for fiscal years beginning after June 15, 1999. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. HCT does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                     -------------------------
                                                         1998          1997
                                                     -----------   -----------
 Promissory notes to HCC due November 1, 2003 (a)   $ 84,045,000  $ 84,045,000
 Equipment loans (b)                                   1,291,000     1,638,000
 Bank credit facility (c)                                462,000             -
                                                     -----------   -----------

   Total indebtedness                                 85,798,000    85,683,000
  Less - current maturities                             (775,000)     (485,000)
                                                     -----------   -----------

   Total long-term debt                             $ 85,023,000  $ 85,198,000
                                                     ===========   ===========

______________________

(a) During October 1995, HCC loaned $54,045,000 to HCT to repay its outstanding mortgage indebtedness, together with the associated call premium and certain accrued interest thereon, and loaned an additional $30,000,000 to HCT to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of a themed gaming area. Such intercompany loans were made with a portion of the note proceeds from HCC's issue of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the loans from HCC accrues at the rate of 12 3/4% per annum and is payable semiannually on April 15 and October 15 of each year. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and other future guarantors, (ii) a limited first mortgage on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (iii) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the first mortgage described in (ii) above is currently $31,507,000 subject to semiannual reductions of $2,500,000.

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(b) The loans outstanding at December 31, 1998 are payable monthly including interest at effective rates ranging from 7.8% to 12.9% per annum and mature at various dates between 1999 and 2001.

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

     Scheduled payments of long-term debt as of December 31, 1998 are set forth below:

               1999                      $    775,000
               2000                           729,000
               2001                           249,000
               2002                               -
               2003                        84,045,000
                                          -----------

                 Total                   $ 85,798,000
                                          ===========

     Interest paid, net of amounts capitalized, amounted to $10,937,000, $12,766,000 and $10,001,000, respectively, during the years ended December 31, 1998, 1997 and 1996.

(4)  CAPITAL LEASES

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,814,000 are included in operating equipment in the accompanying consolidated balance sheets at both December 31, 1998 and 1997. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $298,000, $945,000 and $1,500,000, respectively.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated amortization at December 31, 1998 and 1997 with respect to these assets amounted to $4,814,000 and $4,516,000, respectively. No future payment obligations exist with respect to such capital leases.


(5)  INCOME TAXES


     HCT's (provision) benefit for income taxes consists of the following:


                                                    YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                            1998        1997          1996
                                          ----------  -----------  ------------
Federal income tax (provision) benefit:
 Current                                   $(574,000)  $ (226,000)  $         -
 Deferred                                   (185,000)    (812,000)    1,453,000
Change in valuation allowance                 70,000    1,883,000    (1,453,000)
                                          ----------   ----------   -----------

                                           $(689,000)   $ 845,000   $         -
                                          ==========    =========   ===========

  State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     A reconciliation between the calculated tax (provision) benefit on income
(loss) based on the statutory rates in effect and the effective tax rates for the years ended December 31, 1998, 1997 and 1996 follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                               1998              1997             1996
                                                          --------------    -------------    -------------
Calculated income tax (provision) benefit                      $(712,000)   $ (1,301,000)    $ 1,433,000
Valuation allowance change                                        70,000       1,883,000               -
Tax benefit of operating loss not utilized                             -               -      (1,400,000)
Disallowance of meals and entertainment                          (32,000)        (43,000)        (25,000)
Other                                                            (15,000)        306,000          (8,000)
                                                               ---------    ------------     -----------

Tax (provision) benefit as shown on statement
  of operations                                                $(689,000)   $    845,000     $         -
                                                               =========   =============     ===========

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At December 31, 1998, HCT had net operating loss carryforwards ("NOL's") totaling approximately $15,350,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 1998 and 1997 and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $1,993,000 and $2,107,000, respectively, at December 31, 1998 and 1997.

     The components of HCT's net deferred tax asset are as follows:

                                                                DECEMBER 31,
                                                      --------------------------
                                                          1998          1997
                                                      ------------  ------------
     Deferred tax assets:
       Net operating loss carryforwards               $ 5,221,000   $ 5,200,000
       Alternative minimum tax credit carryforward        800,000       226,000
       Allowance for doubtful accounts                    277,000       240,000
       Other liabilities and accruals                   1,286,000     1,108,000
                                                      -----------   -----------

         Total deferred tax assets                      7,584,000     6,774,000

     Deferred tax liabilities:
       Depreciation and amortization                   (3,092,000)   (2,097,000)
                                                      -----------   -----------

     Net deferred tax asset                             4,492,000     4,677,000
     Valuation allowance                               (2,500,000)   (2,570,000)
                                                      -----------   -----------

                                                      $ 1,992,000   $ 2,107,000
                                                      ===========   ===========

     Receivables from HCC in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
       Accounts receivable                                $        -  $ 268,000
       Deferred income taxes                               1,451,000  1,632,000
       Other noncurrent assets                               541,000    475,000

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCT.

(6)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a ten-year consulting agreement with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $1,200,000 during each of the years ended December 31, 1998, 1997 and 1996.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997) and reimburses ACSC for its direct costs and expenses incurred under the agreement. Since the latter part of 1997, ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $656,000, $635,000 and $477,000, respectively, for the years ended December 31, 1998, 1997 and 1996. At both December 31, 1998 and 1997, HCT had payables of $44,000 included in accounts payable with respect to such charges.

     Prior to 1998, Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performed certain administrative and marketing services on behalf of HCT. During the years ended December 31, 1997 and 1996, fees charged to HCT by GBHC totaled $428,000 and $653,000, respectively.

     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. HCT also bills HCC and its subsidiaries for services provided to those companies. For the years ended December 31, 1998, 1997 and 1996, such charges amounted to $167,000, $362,000 and $439,000, respectively. At December 31, 1998 and 1997, HCT had net receivables of $97,000 and $31,000, respectively, with respect to such charges.

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(8)  COMMITMENTS AND CONTINGENCIES

 GROUND LEASE -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During 1998, 1997 and 1996, HCT expensed $3,899,000, $3,935,000 and $3,486,000, respectively, in connection with the ground lease.

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

(9)  EMPLOYEE RETIREMENT SAVINGS PLAN -

     HCT participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCT matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 1998, 1997 and 1996, HCT made company contributions to the plan totaling $203,000, $198,000 and $97,000, respectively.

(10) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

     SHORT-TERM INVESTMENTS - The carrying amounts approximate fair value
     ----------------------
 because of the short maturity of these investments.

     INTEREST PAYABLE - The carrying amount of interest payable approximates
     ----------------
 fair value because of the short maturity of the obligation.

     LONG-TERM DEBT - The fair value of HCT's long-term debt is estimated based
     --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCT for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

    The estimated carrying amounts and fair values of HCT's financial instruments are as follows:

                                  DECEMBER 31, 1998          DECEMBER 31, 1997
                              ------------------------  ------------------------------
                               CARRYING                  CARRYING
                                AMOUNT     FAIR VALUE     AMOUNT        FAIR VALUE
                              -----------  -----------  -----------  -----------------
Financial Assets
   Cash and cash equivalents  $16,325,000  $16,325,000  $11,851,000        $11,851,000
   Short-term investments       3,905,000    3,905,000    3,876,000          3,876,000

Financial Liabilities
   Interest payable           $   476,000  $   476,000  $   476,000        $   476,000
   Promissory notes to HCC     84,045,000   89,508,000   84,045,000         90,348,000
   Equipment loans              1,291,000    1,335,000    1,638,000          1,649,000
   Bank credit facility           462,000      462,000            -                  -

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        QUARTER
                                 ---------------------------------------------------
                                    FIRST       SECOND        THIRD        FOURTH
                                 -----------  -----------  -----------  ------------
YEAR ENDED DECEMBER 31, 1998:

   Net revenues                  $25,072,000  $26,245,000  $29,126,000  $25,330,000
                                 ===========  ===========  ===========  ===========

   Net income (loss)             $   732,000  $   153,000  $   639,000  $  (119,000)
                                 ===========  ===========  ===========  ===========

YEAR ENDED DECEMBER 31, 1997:

   Net revenues                  $26,979,000  $27,354,000  $28,084,000  $24,846,000
                                 ===========  ===========  ===========  ===========

   Net income                    $ 1,431,000  $ 1,781,000  $ 1,442,000  $    18,000
                                 ===========  ===========  ===========  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     HCC filed a complaint on October 8, 1998 in the District Court of Dallas County, Texas against Arthur Andersen LLP ("Andersen"), HCC's former certifying accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin off of the stock of Greate Bay Casino Corporation ("GBCC") to HCC's shareholders on December 31, 1996.

     In view of the pending litigation discussed above, the Audit Committee of the Company's Board of Directors voted on October 16, 1998 to terminate Andersen as HCC's independent accountants. There were no disagreements with Andersen of the type which would require disclosure under Item 304 of Regulation S-K. Andersen's report on the consolidated financial statements of HCC for the past two years was unqualified.

     The Company, with the consideration and approval of its Audit Committee, engaged the firm of Deloitte & Touche LLP as its new certifying accountants.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference from HCC's definitive proxy statement filed with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held on May 26, 1999 (the "Definitive Proxy Statement") under the captions "Election of Directors" and "Management."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. FINANCIAL STATEMENTS

        The financial statements filed as part of this report are listed on the Index to Financial Statements on page 36.

        2.  FINANCIAL STATEMENT SCHEDULES

        Hollywood Casino Corporation and Subsidiaries
        ---------------------------------------------

        -   Report of Independent Auditors
        --  Report of Independent Public Accountants
        -- Schedule I; Condensed Financial Information of Registrant, Hollywood Casino Corporation (Parent Company):
        --  Balance Sheets
        --  Statements of Operations
        --  Statements of Cash Flows
        -   Notes to Parent Company Financial Statements
        --  Schedule II; Valuation and Qualifying Accounts

        Hollywood Casino - Aurora, Inc.

        --  Report of Independent Auditors
        --  Schedule II; Valuation and Qualifying Accounts

        HWCC-Tunica, Inc.

        --  Report of Independent Auditors
        --  Schedule II; Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        3.  EXHIBITS

**2.1   --  Agreement of Merger dated as of May 15, 1992, between PBC, Inc. and
            HCC and Certificate of Correction of Agreement of Merger dated as of
            June 16, 1992. (Exhibit 2.1)
 +3.1   --  Certificate of Incorporation of HCC, as amended.  (Exhibit 3.1)
 +3.2   --  Amended Bylaws of HCC.  (Exhibit 3.2)
@@3.3   --  Articles of Incorporation of HCT. (Exhibit 3.1).
@@3.4   --  Bylaws of HCT. (Exhibit 3.2)
++4.1   --  Indenture among the Company as Issuer, HCT as Guarantor and
            Shawmut Bank, National Association, as Trustee (including form of
            Note) dated as of October 17, 1995. (Exhibit 4.1)
++4.2   --  Mortgage, Leasehold Mortgage, Security Agreement, Fixture Filing and
            Financing Statement made by HCA, as Mortgagor, for the benefit of the Company, as assigned to Shawmut Bank, National Association, as
            Trustee and Mortgagee. (Exhibit 4.2)
++4.3   --  Leasehold Deed of Trust, Security Agreement, Fixture Filing and
            Financing Statement made by HCT, as Grantor, to Jim B. Tohill, as
            Deed Trustee, for the benefit of Shawmut Bank, National Association, as Trustee and Beneficiary (relating to a first-lien Deed of Trust securing the Indenture). (Exhibit 4.3)
++4.4   --  Leasehold Deed of Trust, Security Agreement, Fixture Filing and
            Financing Statement made by HCT, as Grantor, to Jim B. Tohill, as
            Deed Trustee, for the benefit of the Company, as assigned to Shawmut
            Bank, National Association, as Trustee and Beneficiary (relating to a second-lien Leasehold Deed of Trust securing the Intercompany
            Notes executed by HCT). (Exhibit 4.4)
++4.5   --  First Preferred Fleet Mortgage made and given by HCA, as Mortgagor, to the Company, as assigned to Shawmut Bank, National Association, as Trustee and Mortgagee (relating to Vessel Nos. 993836, 993837, and 1029229) dated as of October 17, 1995. (Exhibit 4.5)
++4.6   --  First Preferred Ship Mortgage made and given by HCT, as Mortgagor, to Shawmut Bank, National Association, as Trustee and Mortgagee
            (relating to Vessel No. 534006) dated as of October 17, 1995.
            (Exhibit 4.6)

  ++4.7   --   Second Preferred Ship Mortgage made and given by HCT, as
               Mortgagor, to the Company, as assigned to Shawmut Bank, National
               Association, as Trustee and Mortgagee (relating to Vessel No.
               534006) dated as of October 17, 1995. (Exhibit 4.7)
  ++4.8   --   Security Agreement (Stock Pledge) made by the Company, as
               Pledgor, in favor of Shawmut Bank, National Association, as
               Trustee and Secured Party dated October 17, 1995. (Exhibit 4.8)
  ++4.9   --   Security Agreement between the Company, as Debtor, and Shawmut
               Bank, National Association, as Trustee and Secured Party dated
               October 17, 1995. (Exhibit 4.9)
 ++4.10   --   First Amendment and Supplement to Security Agreement between the
               Company, as debtor, and Shawmut Bank, National Association, as
               Trustee, dated as of November 15, 1995. (Exhibit 4.10)
 ++4.11   --   Security Agreement between HCT, as Debtor, and Shawmut Bank,
               National Association, as Trustee and Secured Party dated October
               17, 1995. (Exhibit 4.11)
 ++4.12   --   Intercompany Security Agreement between HCT, as Debtor, and the
               Company, as assigned to Shawmut Bank, National Association, as
               Trustee and Secured Party (relating to a second-lien security agreement for HCT securing the Intercompany Note executed by it)
               dated October 17, 1995. (Exhibit 4.12)
 ++4.13   --   Intercompany Security Agreement between HCA, as Debtor, and the
               Company, as assigned to Shawmut Bank, National Association, as
               Trustee and Secured Party (relating to a first-lien security agreement for HCA securing the Intercompany Note executed by it)
               dated October 17, 1995. (Exhibit 4.13)
 ++4.14   --   Assignment made and given by the Company, as Assignor, of First
               Preferred Fleet Mortgage made and given by HCA, as Mortgagor, to the Company, in favor of Shawmut Bank, National Association, as
               Trustee and Mortgagee (relating to Vessel Nos. 993836, 993837, and 1029229), dated October 17, 1995. (Exhibit 4.14).
 ++4.15   --   Assignment made and given by the Company, as Assignor, of Second
               Preferred Ship Mortgage made and given by HCT, as Mortgagor, to the Company, in favor of Shawmut Bank, National Association, as
               Trustee and Mortgagee (relating to Vessel No. 534006), dated
               October 17, 1995. (Exhibit 4.15)
 ++4.16   --   Promissory Note in the aggregate principal amount of $54,045,000 issued by HCT to the Company, endorsed by the Company, dated
               October 17, 1995. (Exhibit 4.16)
 ++4.17   --   Promissory Note in the aggregate principal amount of $30 million issued by HCT to the Company, endorsed by the Company, dated
               October 17, 1995. (Exhibit 4.17)
 ++4.18   --   Amended and Restated Promissory Note in the aggregate principal amount of $39,006,818 issued by HCA to the Company, endorsed by the Company, dated October 17, 1995. (Exhibit 4.18)
 ++4.19   --   Assignment of Mortgage, Leasehold Mortgage, Security Agreement,
               Fixture Filing and Financing Statement made and given by the
               Company, as Assignor, in favor of Shawmut Bank, National
               Association, as Trustee and Assignee, dated October 17, 1995.
               (Exhibit 4.19)
 ++4.20   --   Assignment of Second Leasehold Deed of Trust, Security Agreement,
               Fixture Filing and Financing Statement made and given by the
               Company, as Assignor, in favor of Shawmut Bank, National
               Association, as Trustee and Assignee, dated October 17, 1995.
               (Exhibit 4.20)
    9.1   --   Voting Trust Agreement dated as of December 29, 1998 by and among
               Jill Pratt LaFerney, formerly Jill A. Pratt, and John R. Pratt and Jack E. Pratt, Sr.
    9.2   --   Voting Trust Agreement dated as of December 29, 1998 by and among
               Shawn Denise Bradshaw and Michael Shannon Pratt and William D.
               Pratt, Sr.
    9.3   --   Voting Trust Agreement dated as of December 29, 1998 by and among
               Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and Edward T.
               Pratt III.
+++10.1   --   Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Jack E. Pratt. (Exhibit 10.1)
+++10.2   --   Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Edward T. Pratt, Jr. (Exhibit 10.2)
+++10.3   --   Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and William D. Pratt. (Exhibit 10.3)
  #10.4   --   Employment Agreement dated May 1, 1996, between HCC and Edward T.
               Pratt III. (Exhibit 10.4)

 ###10.5  --   Agreement dated as of September 2, 1998 by and among GBHC, GB
               Holdings, Inc., and GB Property Funding Corp., on the one hand, and GBCC, PHC Acquisition Corp., Lieber Check Cashing, LLC, Jack
               E. Pratt, William D. Pratt, Edward T. Pratt, Jr. and HCC, on the
               other. (Exhibit 10.3)
   *10.6  --   Development Agreement dated as of June 4, 1991, between the City of Aurora, Illinois and HCA. (Exhibit 10.33)
   *10.7  --   Management Services Agreement dated as of June 21, 1991, between
               HCA and Greate Bay Casino Corporation (the "Management Services
               Agreement"). (Exhibit 10.34)
   *10.8  --   First Amendment to the Management Services Agreement dated as of
               May 14, 1992. (Exhibit 10.35)
   *10.9  --   Tax Sharing Agreement dated May 13, 1992, by and among HCC, HCA and Pratt Hotel Corporation ("PHC", now known as GBCC). (Exhibit
               10.36)
  *10.10  --   Parking lease Agreement June 4, 1991, between the City of Aurora,
               Illinois and HCA. (Exhibit 10.39)
  *10.11  --   Purchase and Sale Agreement dated June 4, 1991, between the City of Aurora, Illinois and HCA. (Exhibit 10.40)
  *10.12  --   Technical Services Agreement dated February 21, 1992, between HCA and PHC (the "Technical Services Agreement"). (Exhibit 10.42)
  *10.13  --   First Amendment to the Technical Services Agreement dated May 14,
               1992. (Exhibit 10.43)
  @10.14  --   Rights Agreement, dated as of May 7, 1993 between HCC and
               Continental Stock Transfer & Trust Company, as Rights Agent.
               (Exhibit 10.45)
  +10.15  --   Hollywood Casino Corporation Stock Option Plan. (Exhibit 10.46)
  @10.16  --   Agreement of Limited Partnership of Pratt Management, L.P.
               (Exhibit 10.55)
 @@10.17  --   Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant.
               (Exhibit 10.4)
 @@10.18  --   Letter Agreement dated as of October 11, 1993 between R.M.
               Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as
               Tenant (relating to Ground Lease). (Exhibit 10.5)
 @@10.19  --   Blanket Conveyance, Bill of Sale and Assignment and Assumption
               Agreement dated as of May 31, 1994 between SRCT and STP. (Exhibit
               10.6)
 @@10.20  --   Assignment of Lease and Assumption Agreement dated as of May 31,
               1994 between SRCT and STP (relating to Ground Lease). (Exhibit
               10.7)
 @@10.21  --   Consulting Agreement dated as of January 1, 1994 between PCC, as the Consultant, and HCT (Exhibit 10.8)
 @@10.22  --   Computer Services Agreement dated as of January 1, 1994 between
               STP and Advanced Casino Systems Corporation. (Exhibit 10.11)
 ++10.23  --   North Island Center Expansion and Redevelopment Agreement dated
               June 12, 1995 between HCA, the Aurora Metropolitan Exposition,
               Auditorium and Office Building Authority and the City of Aurora.
               (Exhibit 10.36)
  #10.24  --   Hollywood Casino Corporation 1996 Long-Term Incentive Plan, as
               amended. (Exhibit 10.28)
  #10.25  --   Hollywood Casino Corporation 1996 Non-Employee Director Stock
               Plan. (Exhibit 10.29)
 ##10.26  --   General Partnership Interest Purchase Agreement dated as of April
               1, 1997 by and between HWCC-Aurora Management, Inc. and PPI
               Corporation. (Exhibit 10.30)
 ###10.2  --   Amended and Restated Joint Venture Agreement by and among
               Shreveport Paddlewheels, L.L.C., Sodak Louisiana, L.L.C. and
               HWCC-Louisiana, Inc. dated July 31, 1998. (Exhibit 10.1)
 ###10.2  --   September 1998 Amendment to the July Amended and Restated Joint
               Venture Agreement. (Exhibit 10.2)
   10.29  --   Employment Agreement dated as of May 11, 1998 by and between HCC and Paul C. Yates.
   10.30 --    Amended and Restated Services Agreement dated as of October 1,
               1998 by and between HCC and Pratt Management, L.P.
   10.31  --   Management and Administrative Services Agreement dated as of
               October 1, 1998 by and between HCC and Greate Bay Casino
               Corporation.
   10.32  --   Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC- Louisiana, Inc., Sodak Gaming, Inc. and Sodak
               Louisiana, L.L.C.
    11.1  --   Statement regarding computation of Per Share Losses.
    21.1  --   Subsidiaries of HCC.
    27.1  --   Financial Data Schedule-Hollywood Casino Corporation

   27.2   --   Financial Data Schedule-HWCC-Tunica, Inc.
***99.1   --   Petition filed on October 8, 1998 in the District Court of Dallas
               County, Texas by Hollywood Casino Corporation and Greate Bay
               Casino Corporation ("Plaintiffs") against Arthur Andersen L.L.P.,
               Richard L. Robbins, Michael E. Gamache, Daniel J. Meehan, and
               Brent A. Railsback ("Defendants") (Exhibit 99.1)

__________________________

      + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration 33-58732) for HCC as filed with the SEC on May 27, 1993.

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

    *** Incorporated by reference from the exhibit shown in parenthesis to the Form 8-K for HCC as filed with the SEC on October 22, 1998.

      @ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for HCC as filed with the SEC on April 8, 1994.

     @@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC - Tunica, Inc. as filed with the SEC on September 29, 1994.

      # Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     ## Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 as filed with the SEC on August 2, 1997.

    ### Incorporated by reference to the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as filed with the SEC on November 13, 1998.

    (b)   Reports on Form 8-K.

          On October 22, 1998, the Registrants filed a Form 8-K to report a change in certifying accountants. On October 30, 1998 the Registrants filed a Form 8-K/A to include their former accountants' letter to the Securities and Exchange Commission as an exhibit.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on April 13, 1999.

                                        HOLLYWOOD CASINO CORPORATION

                                        By: /s/ Jack E. Pratt
                                           -------------------------------------
                                                        Jack E. Pratt
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

             Signature                 Title                      Date
             ---------                 -----                      ----

/s/ Jack E. Pratt               Chief Executive                April 13, 1999
---------------------------                                    -----------------
    Jack E. Pratt                Officer and Director

/s/ Edward T. Pratt, Jr.        Vice President, Treasurer      April 13, 1999
---------------------------                                    -----------------
    Edward T. Pratt, Jr.         and Director

/s/ William D. Pratt            Executive Vice President,      April 13, 1999
---------------------------                                    -----------------
    William D. Pratt             Secretary, General Counsel
                                 and Director

/s/ Edward T. Pratt III         President, Chief Operating     April 13, 1999
---------------------------                                    -----------------
    Edward T. Pratt III          Officer and Director

/s/ Paul C. Yates               Executive Vice President       April 13, 1999
---------------------------                                    -----------------
    Paul C. Yates               and Chief Financial Officer

/s/ Charles F. LaFrano III      Vice President - Finance and   April 13, 1999
---------------------------                                    -----------------
    Charles F. LaFrano III       Principal Accounting Officer

/s/ James A. Colquitt           Director                       April 13, 1999
---------------------------                                    -----------------
    James A. Colquitt

/s/ Theodore H. Strauss         Director                       April 13, 1999
---------------------------                                    -----------------
    Theodore H. Strauss

/s/ Oliver B. Revell III        Director                       April 13, 1999
---------------------------                                    -----------------
    Oliver B. Revell III

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on April 13, 1999.

                                        HWCC - TUNICA, INC.

                                   By: /s/ Jack E. Pratt
                                      ------------------------------------
                                                 Jack E. Pratt
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          Signature                       Title                      Date
          ---------                       -----                      ----

/s/ Jack E. Pratt                Chief Executive                April 13, 1999
-----------------------------                                   ----------------
    Jack E. Pratt                 Officer and Director

/s/ Edward T. Pratt, Jr.         Director                       April 13, 1999
-----------------------------                                   ----------------
    Edward T. Pratt, Jr.

/s/ William D. Pratt             Executive Vice President,      April 13, 1999
-----------------------------                                   ----------------
    William D. Pratt              Secretary, General Counsel
                                  and Director

/s/ Edward T. Pratt III          President and Director         April 13, 1999
-----------------------------                                   ----------------
    Edward T. Pratt III

/s/ John R. Osborne              Vice President of Operations   April 13, 1999
-----------------------------                                   ----------------
    John R. Osborne

/s/ Charles F. LaFrano III       Vice President, Assistant      April 13, 1999
-----------------------------                                   ----------------
    Charles F. LaFrano III        Secretary and Principal
                                  Accounting Officer

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          --   Report of Independent Auditors

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

          --   Report of Independent Auditors

          --   Schedule II; Valuation and Qualifying Accounts

HWCC-TUNICA, INC.

          --   Report of Independent Auditors

          --   Schedule II; Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS

To Hollywood Casino Corporation:

We have audited the consolidated financial statements of Hollywood Casino Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 23, 1999 (included elsewhere in this Form 10-K). Our audits also include the financial statement schedules listed in the index to financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
February 23, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To GB Holdings, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated statements of operations, changes in shareholder's deficit and cash flows of GB Holdings, Inc. and subsidiaries for the year ended December 31, 1996 and have issued our report thereon dated March 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 1996 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


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

                                BALANCE SHEETS

                                     ASSETS
                                                                 December 31,
                                                   ---------------------------------------
                                                                               1997
                                                                           (As Restated -
                                                          1998                 Note 1)
                                                   -----------------     -----------------
Cash and cash equivalents                          $      14,785,000     $      15,696,000
Accounts receivable                                          222,000                29,000
Due from affiliates, net of valuation allowance           18,963,000            16,136,000
Deferred federal income taxes                                721,000             2,338,000
Other current assets                                          31,000               108,000
                                                   -----------------     -----------------

   Total current assets                                   34,722,000            34,307,000
                                                   -----------------     -----------------

Investment in and advances to affiliates                  51,424,000            48,132,000
Property and equipment, net                                  137,000               191,000
Due from affiliates, net of valuation allowance          122,874,000           127,874,000
Notes receivable                                                 -               6,000,000
Land held for sale, net of allowance                       6,232,000             6,264,000
Other assets                                               6,315,000             5,572,000
                                                   -----------------     -----------------

                                                   $     221,704,000     $     228,340,000
                                                   =================     =================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt               $       5,000,000     $       5,000,000
Accounts payable and accrued liabilities                   4,092,000             1,613,000
Accrued interest payable                                   4,628,000             4,541,000
Federal income taxes payable                                   -                 6,878,000
                                                   -----------------     -----------------

   Total current liabilities                              13,720,000            18,032,000
                                                   -----------------     -----------------

Long-term debt, net of discount                          195,199,000           194,372,000
                                                   -----------------     -----------------

Other noncurrent liabilities                               5,170,000             6,716,000
                                                   -----------------     -----------------

Shareholders' equity:
   Class A common stock, $.0001 par
     value per share, 50,000,000
     shares authorized, 24,950,000 and
     24,910,000 shares issued and outstanding,
     respectively                                              2,000                 2,000
   Class B common stock, non-voting, $.01
     par value per share; 10,000,000 authorized;
     no shares issued                                          -                     -
   Additional paid-in capital                             42,945,000            42,945,000
   Retained earnings                                     (35,332,000)          (33,727,000)
                                                   -----------------     -----------------

     Total shareholders' equity                            7,615,000             9,220,000
                                                   -----------------     -----------------

                                                   $     221,704,000     $     228,340,000
                                                   =================     =================

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

                                                                      SCHEDULE I
                                                                          Page 2

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 Condensed Financial Information of Registrant
                         Hollywood Casino Corporation
                               (Parent Company)

                           STATEMENTS OF OPERATIONS



                                                                       Year Ended December 31,
                                                     -----------------------------------------------------
                                                                              1997
                                                                          (As Restated -
                                                              1998          Note 1)             1996
                                                     ------------------ --------------- -----------------
Revenues:
   Interest income                                   $       17,217,000 $    17,189,000 $      25,725,000
   Other income                                                  41,000          60,000            60,000
                                                     ------------------ --------------- -----------------

                                                             17,258,000      17,249,000        25,785,000
                                                     ------------------ --------------- -----------------

Expenses:
   General and administrative                                 5,509,000       5,021,000         7,376,000
   Interest                                                  27,915,000      27,851,000        27,786,000
   Depreciation and amortization                              1,068,000       1,447,000         1,106,000
   Settlement costs                                           1,087,000           -                 -
   Write down of assets                                           -          19,678,000        22,141,000
                                                     ------------------ --------------- -----------------

     Total expenses                                          35,579,000      53,997,000        58,409,000
                                                     ------------------ --------------- -----------------

Loss before income taxes, extraordinary
   and other items                                          (18,321,000)    (36,748,000)      (32,624,000)
Income tax provision                                              -          (4,954,000)          (72,000)
                                                     ------------------ --------------- -----------------

   Loss before extraordinary
     and other items                                        (18,321,000)    (41,702,000)      (32,696,000)

Extraordinary item:
   Loss on early extinguishment of debt,
       net of income tax benefit in 1997                       (336,000)       (215,000)            -
                                                     ------------------ --------------- -----------------

   Loss before other item                                   (18,657,000)    (41,917,000)      (32,696,000)
Equity in income of consolidated
   subsidiaries                                              17,052,000      24,570,000        12,958,000
                                                     ------------------ --------------- -----------------

Net loss                                             $       (1,605,000)$   (17,347,000) $    (19,738,000)
                                                     ================== =============== =================

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

                                                                      SCHEDULE I
                                                                      PAGE 3

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         HOLLYWOOD CASINO CORPORATION
                               (PARENT COMPANY)

                           STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                                1997
                                                                             (AS RESTATED -
                                                                 1998           NOTE 1)           1996
                                                            -------------  ---------------   -------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                      $  (6,876,000) $     4,503,000   $    (150,000)
                                                            -------------  ---------------   -------------

INVESTING ACTIVITIES:
   Net property and equipment additions                           (62,000)          (7,000)        (91,000)
   Proceeds from sale of assets                                         -        9,643,000         142,000
   Collections on notes receivable                              6,000,000                -               -
   Investments in consolidated affiliates                      (2,937,000)      (1,316,000)     (2,621,000)
   Net repayments from (advances to) affiliates                 3,500,000        4,650,000      (1,600,000)
                                                            -------------  ---------------   -------------

     Net cash provided by (used in) investing activities        6,501,000       12,970,000      (4,170,000)
                                                            -------------  ---------------   -------------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                  (288,000)      (4,650,000)       (150,000)
   Deferred financing costs                                      (248,000)         (24,000)       (116,000)
                                                            -------------  ---------------   -------------

     Net cash used in financing activities                       (536,000)      (4,674,000)       (266,000)
                                                            -------------  ---------------   -------------

     Net (decrease) increase in cash and cash equivalents        (911,000)      12,799,000      (4,586,000)
       Cash and cash equivalents at beginning of year          15,696,000        2,897,000       7,483,000
                                                            -------------  ---------------   -------------

       Cash and cash equivalents at end of year             $  14,785,000  $    15,696,000   $   2,897,000
                                                            =============  ===============   =============

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

                                                                      SCHEDULE I
                                                                      PAGE 4

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         HOLLYWOOD CASINO CORPORATION
                               (PARENT COMPANY)

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


(1)    RESTATEMENT OF PARENT COMPANY FINANCIAL STATEMENTS

       As previously disclosed in its quarterly report on Form 10-Q for the period ended September 30, 1998, and subsequent to the issuance of its 1997 consolidated financial statements, Hollywood Casino Corporation ("HCC") determined that it should revise its tax treatment of the spin-off of the stock of Greate Bay Casino Corporation ("GBCC") which occurred on December 31, 1996. The 1997 and 1996 parent company financial statements have been restated from amounts previously reported to record the appropriate amounts for income taxes, accrued income taxes, deferred taxes, interest and penalties due to the recognition of additional taxable income resulting from the revised tax treatment of the spin-off.

       For the year ended December 31, 1996, HCC utilized approximately $9,000,000 of its available net operating loss carryforwards ("NOL's") as a result of the additional taxable income it was required to recognized from the spin-off. For alternative minimum tax ("AMT") purposes, the revised tax treatment resulted in HCC utilizing all of its remaining AMT loss carryforwards and being liable for the payment of approximately $2,200,000 in additional AMT taxes. HCC paid its $2,200,000 AMT obligation for 1996 plus accrued interest thereon during the fourth quarter of 1998. As a result of the obligation for AMT payments and the impact on net deferred tax assets, HCC has restated its consolidated balance sheet at December 31, 1996 from amounts previously reported to provide an additional $6,308,000 charge to paid-in capital consistent with the treatment of other effects of the spin-off transaction.

       For the year ended December 31, 1997, the revised tax treatment resulted in HCC's recognition of additional income tax expense of $2,070,000 and additional interest expense of $132,000 on the underpayment of its federal tax obligations. HCC paid $4,678,000 during September 1998 with respect to its revised estimated 1997 federal income tax obligation.

       In connection with the revised tax treatment, HCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract. Tax settlement costs of $1.1 million represent both costs incurred to date as well as management's estimate of probable costs to be incurred arising from and directly related to the modification of HCC's tax treatment of the spin-off of GBCC stock.

(2)    GUARANTEES OF REGISTRANT

       As of December 31, 1998, HCC had not guaranteed any obligations of its subsidiaries or unconsolidated affiliates.

                                                                      SCHEDULE I
                                                                      PAGE 5

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         HOLLYWOOD CASINO CORPORATION
                               (PARENT COMPANY)

           NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)


(3)    SCHEDULED PAYMENTS OF LONG-TERM DEBT OF THE REGISTRANT

       Scheduled payments of long-term debt outstanding at December 31, 1998 are set forth below:

                  1999                             $       5,000,000
                  2000                                     5,000,000
                  2001                                     5,000,000
                  2002                                     5,000,000
                  2003                                   187,212,000
                                                   -----------------

                    Total                          $     207,212,000
                                                   =================

(4)    DIVIDENDS AND DISTRIBUTIONS

       HCC received dividends from its consolidated subsidiaries amounting to $11,741,000, $13,599,000 and $10,040,000, respectively, during the years ended
December 31, 1998, 1997 and 1996.

       On December 31, 1996, HCC distributed to its shareholders the common stock of Greate Bay Casino Corporation ("GBCC") owned by HCC. Prior to the distribution, HCC owned approximately 80% of GBCC's outstanding common stock.

(5)    SUPPLEMENTAL CASH FLOW INFORMATION

       During 1997, HCC issued 100,000 shares of common stock in exchange for a $10,000,000 loan commitment from unrelated third parties. The commitment fee was valued at $375,000, the fair market value of the stock on the date of its issuance, and was expensed during 1997.

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

                                                                      SCHEDULE I
                                                                      PAGE 6

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

                                                                     SCHEDULE II

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                        AMOUNTS
                                       BALANCE AT      CHARGED TO                                                 BALANCE
                                        BEGINNING      COSTS AND                              OTHER               AT END
                                        OF PERIOD      EXPENSES           DEDUCTIONS         CHARGES             OF PERIOD
                                      -------------    --------------    -------------     -------------      ---------------
YEAR ENDED DECEMBER 31, 1998:
   Allowance for doubtful
     accounts receivable              $   1,188,000    $      756,000    $  (476,000)(1)    $          -       $    1,468,000
   Allowance for affiliate
     receivables                         18,000,000         4,808,000              -                   -           22,808,000
   Allowance for notes receivable                                   -     (4,000,000)(1)               -                    -
   Allowance for properties held
     for sale                             3,400,000                 -              -              32,000            3,432,000
                                      -------------    --------------    -----------        ------------       --------------

                                      $  26,588,000    $    5,564,000    $(4,476,000)       $     32,000       $   27,708,000
                                      =============    ==============    ===========        ============       ==============

YEAR ENDED DECEMBER 31, 1997:
   Allowance for doubtful
     accounts receivable              $   1,693,000    $      698,000    $(1,203,000)(1)    $          -       $    1,188,000
   Allowance for affiliate
     receivable                          18,741,000         7,488,000     (7,953,000)(1)        (276,000)          18,000,000
   Allowance for notes receivable                 -         4,000,000              -                   -            4,000,000
   Allowance for properties held
     for sale                             3,400,000                 -              -                   -            3,400,000
                                      -------------    --------------    -----------        ------------       --------------

                                      $  23,834,000    $   12,186,000    $(9,156,000)       $   (276,000)      $   26,588,000
                                      =============    ==============    ===========        ============       ==============

YEAR ENDED DECEMBER 31, 1996:
   Allowance for doubtful
     accounts receivable              $  17,675,000    $    3,031,000    $(3,489,000)(1)    $(15,524,000)(3)   $    1,693,000
   Allowance for affiliate
     receivables                                  -        18,741,000              -                   -           18,741,000
   Allowance for properties held
     for sale                                     -         3,400,000              -                   -            3,400,000
   Allowance for obligatory
     investments                          3,792,000         1,344,000       (735,000)(2)      (4,401,000)(3)                -
                                      -------------    --------------    -----------        ------------       --------------
                                      $  21,467,000    $   26,516,000    $(4,224,000)       $(19,925,000)      $   23,834,000
                                      =============    ==============    ===========        ============       ==============

___________________

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

REPORT OF INDEPENDENT AUDITORS


To Hollywood Casino - Aurora, Inc.:

We have audited the financial statements of Hollywood Casino - Aurora, Inc. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 23, 1999 (included elsewhere in this Form 10-K). Our audits also include the financial statement schedule listed in the index to financial statement schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
February 23, 1999

                                                                     SCHEDULE II

                         HOLLYWOOD CASINO-AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS


                                                           AMOUNTS
                                          BALANCE AT      CHARGED TO                             BALANCE
                                           BEGINNING      COSTS AND                              AT END
                                           OF PERIOD       EXPENSES         DEDUCTIONS          OF PERIOD
                                        -------------    -------------     -------------     -------------
YEAR ENDED DECEMBER 31, 1998:
   Allowance for doubtful
     accounts receivable                $     483,000     $     273,000    $ (101,000)(1)    $     655,000
                                        =============     =============    ===========       =============

YEAR ENDED DECEMBER 31, 1997:
   Allowance for doubtful
     accounts receivable                $   1,071,000     $     200,000    $ (788,000)(1)    $     483,000
                                        =============     =============    ===========       =============

YEAR ENDED DECEMBER 31, 1996:
   Allowance for doubtful
     accounts receivable                $     866,000     $     325,000    $ (120,000)(1)    $   1,071,000
                                        =============     =============    ===========       =============


_________________

(1)    Represents net write-offs of uncollectible accounts.



         The accompanying notes to consolidated financial statements are an integral part of this schedule.

REPORT OF INDEPENDENT AUDITORS


To HWCC - Tunica, Inc.:

We have audited the consolidated financial statements of HWCC-Tunica, Inc. and subsidiary as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 23, 1999 (included elsewhere in this Form 10-K). Our audits also include the financial statement schedule listed in the index to financial statement schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
February 23, 1999

                                                                     SCHEDULE II


                       HWCC-TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)


                       VALUATION AND QUALIFYING ACCOUNTS

                                                              AMOUNTS
                                          BALANCE AT        CHARGED TO                             BALANCE
                                           BEGINNING        COSTS AND                              AT END
                                           OF PERIOD        EXPENSES        DEDUCTIONS            OF PERIOD
                                         --------------   -------------    -------------       -------------
YEAR ENDED DECEMBER 31, 1998:
   Allowance for doubtful
     accounts receivable                $     705,000     $     483,000    $    (375,000)(1)   $     813,000
                                        =============     =============    =============       =============

 YEAR ENDED DECEMBER 31, 1997:
   Allowance for doubtful
     accounts receivable                $     622,000     $     498,000    $    (415,000)(1)   $     705,000
                                        =============     =============    =============       =============

YEAR ENDED DECEMBER 31, 1996:
   Allowance for doubtful
     accounts receivable                $     313,000     $     539,000    $    (230,000)(1)   $     622,000
                                        =============     =============    =============       =============

_________________________
(1) Represents net write-offs of uncollectible accounts.



         The accompanying notes to consolidated financial statements are an integral part of this schedule.

                               INDEX TO EXHIBITS

                                                                                       Sequentially
Exhibit                                                                                  Numbered
Number                                                                                     Page
------                                                                                 -------------
**2.1  --  Agreement of Merger dated as of May 15, 1992, between PBC, Inc.
           and HCC and Certificate of Correction of Agreement of Merger
           dated as of June 16, 1992.  (Exhibit 2.1)
 +3.1  --  Certificate of Incorporation of HCC, as amended.  (Exhibit 3.1)
 +3.2  --  Amended Bylaws of HCC.  (Exhibit 3.2)
@@3.3  --  Articles of Incorporation of HCT. (Exhibit 3.1).
@@3.4  --  Bylaws of HCT. (Exhibit 3.2)
++4.1  --  Indenture among the Company as Issuer, HCT as Guarantor and
           Shawmut Bank, National Association, as Trustee (including form of
           Note) dated as of October 17, 1995.  (Exhibit 4.1)
++4.2  --  Mortgage, Leasehold Mortgage, Security Agreement, Fixture Filing
           and Financing Statement made by HCA, as Mortgagor, for the benefit of the Company, as assigned to Shawmut Bank, National Association, as
           Trustee and Mortgagee. (Exhibit 4.2)
++4.3  --  Leasehold Deed of Trust, Security Agreement, Fixture Filing and
           Financing Statement made by HCT, as Grantor, to Jim B. Tohill, as
           Deed Trustee, for the benefit of Shawmut Bank, National Association, as Trustee and Beneficiary (relating to a first-lien Deed of Trust securing the Indenture). (Exhibit 4.3)
++4.4  --  Leasehold Deed of Trust, Security Agreement, Fixture Filing and
           Financing Statement made by HCT, as Grantor, to Jim B. Tohill, as
           Deed Trustee, for the benefit of the Company, as assigned to Shawmut
           Bank, National Association, as Trustee and Beneficiary (relating to a second-lien Leasehold Deed of Trust securing the Intercompany Notes executed by HCT). (Exhibit 4.4)
++4.5  --  First Preferred Fleet Mortgage made and given by HCA, as
           Mortgagor, to the Company, as assigned to Shawmut Bank, National
           Association, as Trustee and Mortgagee (relating to Vessel Nos.
           993836, 993837, and 1029229) dated as of October 17, 1995.
           (Exhibit 4.5)
++4.6  --  First Preferred Ship Mortgage made and given by HCT, as Mortgagor, to Shawmut Bank, National Association, as Trustee and Mortgagee
           (relating to Vessel No. 534006) dated as of October 17,
           1995.  (Exhibit 4.6)
++4.7  --  Second Preferred Ship Mortgage made and given by HCT, as
           Mortgagor, to the Company, as assigned to Shawmut Bank, National
           Association, as Trustee and Mortgagee (relating to Vessel No. 534006)
           dated as of October 17, 1995. (Exhibit 4.7)
++4.8  --  Security Agreement (Stock Pledge) made by the Company, as Pledgor, in favor of Shawmut Bank, National Association, as Trustee and
           Secured Party dated October 17, 1995. (Exhibit 4.8)
++4.9  --  Security Agreement between the Company, as Debtor, and Shawmut
           Bank, National Association, as Trustee and Secured Party dated
           October 17, 1995.  (Exhibit 4.9)
++4.10 --  First Amendment and Supplement to Security Agreement between the
           Company, as debtor, and Shawmut Bank, National Association, as
           Trustee, dated as of November 15, 1995.  (Exhibit 4.10)

                                                                                     Sequentially
Exhibit                                                                                Numbered
Number                                                                                  Page
------                                                                              ---------------
++4.11  --  Security Agreement between HCT, as Debtor, and Shawmut Bank,
            National Association, as Trustee and Secured Party dated October 17,
            1995.  (Exhibit 4.11)
++4.12  --  Intercompany Security Agreement between HCT, as Debtor, and the
            Company, as assigned to Shawmut Bank, National Association, as
            Trustee and Secured Party (relating to a second-lien security agreement for HCT securing the Intercompany Note executed by it)
            dated October 17, 1995. (Exhibit 4.12)
++4.13  --  Intercompany Security Agreement between HCA, as Debtor, and the
            Company, as assigned to Shawmut Bank, National Association, as
            Trustee and Secured Party (relating to a first-lien security agreement for HCA securing the Intercompany Note executed by it)
            dated October 17, 1995. (Exhibit 4.13)
++4.14  --  Assignment made and given by the Company, as Assignor, of First
            Preferred Fleet Mortgage made and given by HCA, as Mortgagor, to the
            Company, in favor of Shawmut Bank, National Association, as Trustee and Mortgagee (relating to Vessel Nos. 993836, 993837, and 1029229), dated October 17, 1995. (Exhibit 4.14).
++4.15  --  Assignment made and given by the Company, as Assignor, of Second
            Preferred Ship Mortgage made and given by HCT, as Mortgagor, to the
            Company, in favor of Shawmut Bank, National Association, as Trustee and Mortgagee (relating to Vessel No. 534006), dated October 17,
            1995. (Exhibit 4.15)
++4.16  --  Promissory Note in the aggregate principal amount of $54,045,000 issued by HCT to the Company, endorsed by the Company, dated
            October 17, 1995.  (Exhibit 4.16)
++4.17  --  Promissory Note in the aggregate principal amount of $30 million issued by HCT to the Company, endorsed by the Company, dated
            October 17, 1995.  (Exhibit 4.17)
++4.18  --  Amended and Restated Promissory Note in the aggregate principal amount of $39,006,818 issued by HCA to the Company, endorsed by the Company, dated October 17, 1995.  (Exhibit 4.18)
++4.19  --  Assignment of Mortgage, Leasehold Mortgage, Security Agreement,
            Fixture Filing and Financing Statement made and given by the Company, as Assignor, in favor of Shawmut Bank, National Association, as
            Trustee and Assignee, dated October 17, 1995.
            (Exhibit 4.19)
++4.20  --  Assignment of Second Leasehold Deed of Trust, Security Agreement,
            Fixture Filing and Financing Statement made and given by the Company, as Assignor, in favor of Shawmut Bank, National Association, as
            Trustee and Assignee, dated October 17, 1995.
            (Exhibit 4.20)
   9.1  --  Voting Trust Agreement dated as of December 29, 1998 by and among Jill Pratt LaFerney, formerly Jill A. Pratt, and John R. Pratt and Jack E. Pratt, Sr.
   9.2  --  Voting Trust Agreement dated as of December 29, 1998 by and among Shawn Denise Bradshaw and Michael Shannon Pratt and
            William D. Pratt, Sr.
   9.3  --  Voting Trust Agreement dated as of December 29, 1998 by and among Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana L.
            Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and

                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
------                                                              ------------
             Edward T. Pratt III.
+++10.1  --  Sixth Amendment to Employment Agreement dated
             January 1, 1998, between HCC and Jack E. Pratt.
             (Exhibit 10.1)
+++10.2  --  Sixth Amendment to Employment Agreement dated
             January 1, 1998, between HCC and Edward T. Pratt,
             Jr. (Exhibit 10.2)
+++10.3  --  Sixth Amendment to Employment Agreement dated
             January 1, 1998, between HCC and William D. Pratt.
             (Exhibit 10.3)
  #10.4  --  Employment Agreement dated May 1, 1996, between HCC and Edward T. Pratt III. (Exhibit 10.4)
###10.5  --  Agreement dated as of September 2, 1998 by and among
             GBHC, GB Holdings, Inc., and GB Property Funding
             Corp., on the one hand, and GBCC, PHC Acquisition
             Corp., Lieber Check Cashing, LLC, Jack E. Pratt,
             William D. Pratt, Edward T. Pratt, Jr. and HCC, on
             the other. (Exhibit 10.3)
  *10.6  --  Development Agreement dated as of June 4, 1991, between the City of Aurora, Illinois and HCA.
             (Exhibit 10.33)
  *10.7  --  Management Services Agreement dated as of June 21,
             1991, between HCA and Greate Bay Casino Corporation
             (the "Management Services Agreement"). (Exhibit
             10.34)
  *10.8  --  First Amendment to the Management Services Agreement
             dated as of May 14, 1992. (Exhibit 10.35)
  *10.9  --  Tax Sharing Agreement dated May 13, 1992, by and among HCC, HCA and Pratt Hotel Corporation ("PHC",
             now known as GBCC). (Exhibit 10.36)
 *10.10  --  Parking lease Agreement June 4, 1991, between the
             City of Aurora, Illinois and HCA. (Exhibit 10.39)
 *10.11  --  Purchase and Sale Agreement dated June 4, 1991, between the City of Aurora, Illinois and HCA.
             (Exhibit 10.40)
 *10.12  --  Technical Services Agreement dated February 21,
             1992, between HCA and PHC (the "Technical Services
             Agreement"). (Exhibit 10.42)
 *10.13  --  First Amendment to the Technical Services Agreement
             dated May 14, 1992. (Exhibit 10.43)
 @10.14  --  Rights Agreement, dated as of May 7, 1993 between
             HCC and Continental Stock Transfer & Trust Company,
             as Rights Agent. (Exhibit 10.45)
 +10.15  --  Hollywood Casino Corporation Stock Option Plan.
             (Exhibit 10.46)
 @10.16  --  Agreement of Limited Partnership of Pratt
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

                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
------                                                              ------------
 @@10.21  --  Consulting Agreement dated as of January 1, 1994 between PCC, as the Consultant, and HCT (Exhibit
              10.8)
 @@10.22  --  Computer Services Agreement dated as of January 1,
              1994 between STP and Advanced Casino Systems
              Corporation. (Exhibit 10.11)
 ++10.23  --  North Island Center Expansion and Redevelopment
              Agreement dated June 12, 1995 between HCA, the
              Aurora Metropolitan Exposition, Auditorium and
              Office Building Authority and the City of Aurora.
              (Exhibit 10.36)
  #10.24  --  Hollywood Casino Corporation 1996 Long-Term
              Incentive Plan, as amended. (Exhibit 10.28)
  #10.25  --  Hollywood Casino Corporation 1996 Non-Employee
              Director Stock Plan. (Exhibit 10.29)
 ##10.26  --  General Partnership Interest Purchase Agreement
              dated as of April 1, 1997 by and between HWCC-
              Aurora Management, Inc. and PPI Corporation.
              (Exhibit 10.30)
###10.27  --  Amended and Restated Joint Venture Agreement by and
              among Shreveport Paddlewheels, L.L.C., Sodak
              Louisiana, L.L.C. and HWCC-Louisiana, Inc. dated
              July 31, 1998. (Exhibit 10.1)
###10.28  --  September 1998 Amendment to the July Amended and
              Restated Joint Venture Agreement. (Exhibit 10.2)
   10.29  --  Employment Agreement dated as of May 11, 1998 by and between HCC and Paul C. Yates.
   10.30  --  Amended and Restated Services Agreement dated as of
              October 1, 1998 by and between HCC and Pratt
              Management, L.P.
   10.31  --  Management and Administrative Services Agreement
              dated as of October 1, 1998 by and between HCC and
              Greate Bay Casino Corporation.
   10.32  --  Membership Interest Purchase Agreement dated as of
              March 31, 1999 by and among HWCC-Louisiana, Inc.,
              Sodak Gaming, Inc. and Sodak Louisiana, L.L.C.
    11.1  --  Statement regarding computation of Per Share Losses.
    21.1  --  Subsidiaries of HCC.
    27.1  --  Financial Data Schedule-Hollywood Casino Corporation
    27.2  --  Financial Data Schedule-HWCC-Tunica, Inc.
 ***99.1  --  Petition filed on October 8, 1998 in the District
              Court of Dallas County, Texas by Hollywood Casino
              Corporation and Greate Bay Casino Corporation
              ("Plaintiffs") against Arthur Andersen L.L.P.,
              Richard L. Robbins, Michael E. Gamache, Daniel J.
              Meehan, and Brent A. Railsback ("Defendants")
              (Exhibit 99.1)

_______________________

    + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement
       (Registration No. 33-58732) for HCC as filed with the SEC on May 27, 1993.

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

  *** Incorporated by reference from the exhibit shown in parenthesis to the Form 8-K for HCC as filed with the SEC on October 22, 1998.

    @ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for HCC as filed with the SEC on April 8, 1994.

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

  ### Incorporated by reference to the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as filed with the SEC on November 13, 1998.