Form 10-Q
period 1999-03-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1999-05-12
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1999
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number     33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

              DELAWARE                                      75-2352412
               TEXAS                                        75-2513808
-------------------------------------------        -----------------------------
    (States or other jurisdictions of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.'s)

    TWO GALLERIA TOWER, SUITE 2200
       13455 NOEL ROAD, LB 48
          DALLAS, TEXAS                                        75240
-------------------------------------------        -----------------------------
  (Address of principal executive offices)                   (Zip Code)


(Registrants' telephone number, including area code)      (972) 392-7777
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


          Registrant                        Class               Outstanding at May 10, 1999
------------------------------  ------------------------------  ---------------------------
 HOLLYWOOD CASINO CORPORATION   COMMON STOCK, $.0001 PAR VALUE       24,949,976 SHARES
      HWCC-TUNICA, INC.          COMMON STOCK, $.01 PAR VALUE          1,000 SHARES

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
------------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------

   Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") approximately 35 miles west of Chicago and a casino and hotel complex in Tunica County, Mississippi (the "Tunica Casino") approximately 30 miles south of Memphis, Tennessee. In addition, the Company recently received approval and has a license to develop, own and operate a destination gaming resort to be located in Shreveport, Louisiana (the "Shreveport Casino") approximately 175 east of Dallas, Texas. Approximately 46% of HCC's outstanding common shares are listed and traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HWCC. The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family").

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

   As further discussed in the Notes to Consolidated Financial Statements, HCC issued $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum, through a public offering in October 1995. The Senior Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (i) substantially all of the assets of HCT, (ii) a limited lien on substantially all of the assets of HCA and (iii) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein.

   On April 21, 1999, the Company announced the commencement of a tender offer for the outstanding Senior Secured Notes at an effective price of approximately 109.7% of face value. The tender offer expires on May 18, 1999; accordingly, the total principal amount of Senior Secured Notes tendered by noteholders can not yet be determined. However, in excess of 96% of the total principal amount outstanding has been tendered to date. Also on April 21, 1999, the Company announced a proposed private debt offering of $350,000,000 principal amount of new senior secured notes. Net proceeds of the proposed offering would be used, among other things, to purchase and discharge the currently outstanding Senior Secured Notes, to expand the Aurora Casino's operations, to purchase and terminate the management and consulting agreements on the Aurora and Tunica casinos and to fund a portion of HCC's equity investment in the Shreveport Casino.

   The consolidated financial statements and financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCC and HCT and the financial position of HCA as of March 31, 1999, and the results of their operations and cash flows for the three month periods ended March 31, 1999 and 1998.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1998 Annual Report on Form 10-K.

   Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality. Consequently, the results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
April 30, 1999

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                       MARCH 31,
                                                         1999       DECEMBER 31,
                                                      (UNAUDITED)       1998
                                                     -------------  -------------
Current Assets:
 Cash and cash equivalents                           $ 53,481,000   $ 42,118,000
 Short-term investments                                   978,000      3,905,000
 Accounts receivable, net of allowances of
  $1,552,000 and $1,468,000, respectively               2,818,000      2,368,000
 Inventories                                            1,149,000      1,385,000
 Deferred income taxes                                    845,000        890,000
 Refundable deposits and other
  current assets                                        1,971,000      1,908,000
 Due from affiliates, net of valuation allowances       8,671,000      8,893,000
                                                     ------------   ------------

  Total current assets                                 69,913,000     61,467,000
                                                     ------------   ------------

Investment in unconsolidated affiliates                 4,659,000      4,581,000
                                                     ------------   ------------

Property and Equipment:
 Land                                                   7,812,000      7,812,000
 Buildings and improvements                           120,060,000    120,060,000
 Riverboats and barges                                 40,353,000     40,166,000
 Operating equipment                                   79,631,000     77,192,000
 Construction in progress                               4,250,000      3,227,000
                                                     ------------   ------------

                                                      252,106,000    248,457,000
 Less - accumulated depreciation
  and amortization                                    (84,292,000)   (80,642,000)
                                                     ------------   ------------

  Net property and equipment                          167,814,000    167,815,000
                                                     ------------   ------------

Other Assets:
 Deferred financing costs                               4,582,000      4,792,000
 Land rights                                            7,199,000      7,250,000
 Due from affiliates, net of valuation allowances      12,359,000     12,359,000
 Land held for sale, net of valuation allowances        5,504,000      6,232,000
 Other assets                                           6,360,000      6,244,000
                                                     ------------   ------------

  Total other assets                                   36,004,000     36,877,000
                                                     ------------   ------------

                                                     $278,390,000   $270,740,000
                                                     ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          MARCH 31,
                                                             1999        DECEMBER 31,
                                                         (UNAUDITED)         1998
                                                        --------------  --------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                         $   8,517,000   $   7,914,000
 Accounts payable                                           3,823,000       4,578,000
 Accrued liabilities -
  Salaries and wages                                        3,558,000       5,023,000
  Interest                                                 11,503,000       4,872,000
  Gaming and other taxes                                    6,500,000       1,613,000
  Insurance                                                 3,014,000       2,940,000
  Other                                                     3,828,000       4,503,000
 Other current liabilities                                  2,984,000       3,311,000
                                                        -------------   -------------

  Total current liabilities                                43,727,000      34,754,000
                                                        -------------   -------------

Long-Term Debt                                            198,138,000     199,667,000
                                                        -------------   -------------

Capital Lease Obligations                                  19,800,000      19,948,000
                                                        -------------   -------------

Other Noncurrent Liabilities                                5,774,000       5,755,000
                                                        -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                    3,109,000       3,104,000
                                                        -------------   -------------

Shareholders' Equity:
 Common Stock -
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,950,000 shares
   issued and outstanding                                       2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                  -               -
 Additional paid-in capital                               216,926,000     216,926,000
 Accumulated deficit                                     (209,086,000)   (209,416,000)
                                                        -------------   -------------

  Total shareholders' equity                                7,842,000       7,512,000
                                                        -------------   -------------

                                                        $ 278,390,000   $ 270,740,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 --------------------------
                                                                     1999          1998
                                                                 ------------  ------------
Revenues:
 Casino                                                          $66,345,000   $59,906,000
 Rooms                                                             2,394,000     2,007,000
 Food and beverage                                                 6,984,000     6,781,000
 Other                                                               970,000       917,000
                                                                 -----------   -----------

                                                                  76,693,000    69,611,000
 Less - promotional allowances                                    (6,920,000)   (5,804,000)
                                                                 -----------   -----------

  Net revenues                                                    69,773,000    63,807,000
                                                                 -----------   -----------

Expenses:
 Casino                                                           48,134,000    42,372,000
 Rooms                                                               269,000       445,000
 Food and beverage                                                 2,187,000     2,173,000
 Other                                                               495,000       683,000
 General and administrative                                        4,585,000     4,305,000
 Consulting fees                                                     300,000       300,000
 Depreciation and amortization                                     4,000,000     4,214,000
 Development                                                         215,000       255,000
                                                                 -----------   -----------

   Total expenses                                                 60,185,000    54,747,000
                                                                 -----------   -----------

Income from operations                                             9,588,000     9,060,000
                                                                 -----------   -----------

Non-operating income (expense):
 Interest income                                                     359,000       672,000
 Interest expense                                                 (7,389,000)   (7,451,000)
 Loss on disposal of assets                                           (1,000)       (1,000)
                                                                 -----------   -----------

  Total non-operating expense, net                                (7,031,000)   (6,780,000)
                                                                 -----------   -----------

Income before income taxes and other item                          2,557,000     2,280,000
Income tax provision                                                (205,000)     (291,000)
                                                                 -----------   -----------

Income before other item                                           2,352,000     1,989,000
Minority interest in earnings of Limited Partnership (Note 1)     (2,022,000)   (1,920,000)
                                                                 -----------   -----------

Net income                                                       $   330,000   $    69,000
                                                                 ===========   ===========

Basic and diluted net income per common share                           $.01          $.00
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                    1999          1998
                                                                ------------  ------------

OPERATING ACTIVITIES:
 Net income                                                     $   330,000   $    69,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, including accretion
   of debt discount                                               4,274,000     4,456,000
  Loss on disposal of assets                                          1,000         1,000
  Minority interest in earnings of Limited Partnership            2,022,000     1,920,000
  Provision for doubtful accounts                                   124,000       240,000
  Deferred income tax provision                                       2,000       162,000
  Increase in accounts receivable                                  (574,000)      (18,000)
  Increase in accounts payable and accrued expenses               8,907,000    12,376,000
  Net change in other current assets and liabilities                 68,000       455,000
  Net change in other noncurrent assets and liabilities             399,000      (399,000)
                                                                -----------   -----------

   Net cash provided by operating activities                     15,553,000    19,262,000
                                                                -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                             (3,698,000)   (1,899,000)
 Short-term investments                                           2,927,000      (917,000)
 Collections on notes receivable                                          -     4,400,000
 Proceeds from disposal of assets                                    37,000             -
 Investments in unconsolidated affiliates                           (66,000)            -
                                                                -----------   -----------

 Net cash (used in) provided by investing activities               (800,000)    1,584,000
                                                                -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                         1,876,000             -
 Deferred financing costs                                           (25,000)            -
 Repayments of long-term debt                                    (3,086,000)     (944,000)
 Payments on capital lease obligations                             (138,000)     (139,000)
 Limited partnership distributions                               (2,017,000)   (2,159,000)
                                                                -----------   -----------

  Net cash used in financing activities                          (3,390,000)   (3,242,000)
                                                                -----------   -----------

  Net increase in cash and cash equivalents                      11,363,000    17,604,000
  Cash and cash equivalents at beginning of period               42,118,000    38,156,000
                                                                -----------   -----------

  Cash and cash equivalents at end of period                    $53,481,000   $55,760,000
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

     HCC owns all of the outstanding common stock of both Hollywood Casino - Aurora, Inc. ("HCA") and HWCC - Tunica, Inc. ("HCT"). HCA is an Illinois corporation organized during 1990 which owns and operates a riverboat gaming operation with approximately 30,000 square feet of gaming space together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois (the "Aurora Casino") approximately 35 miles west of Chicago. HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 506-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi (the "Tunica Casino") approximately 30 miles south of Memphis, Tennessee. The Aurora Casino and the Tunica Casino commenced operations in June 1993 and August 1994, respectively.

     The Company believes that its two gaming operations derive a significant amount of their gaming revenues from patrons living in the surrounding areas. Competition within the Company's gaming markets is intense and management believes that this competition will continue or intensify in the future.

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

     Effective as of April 1, 1997, HCC acquired the general partnership interest in Pratt Management L.P. ("PML") from PPI Corporation, a wholly owned subsidiary of GBCC. PML holds the management contract on and earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. As general partner, HCC receives 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest continues to be held by Pratt Casino Corporation ("PCC"), a wholly owned subsidiary of GBCC, and is reflected on the accompanying consolidated financial statements as a minority interest. PCC also has a consulting contract with the Tunica Casino (see Notes 6 and 8).

     The accompanying consolidated financial statements also reflect HCT's one-third investment in Tunica Golf Course LLC under the equity method of accounting. This limited liability company was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course was completed and opened for play in November 1998.

     In September 1998, the Company received a preliminary license to develop, own and operate a Hollywood-themed hotel and casino complex on the Red River in Shreveport, Louisiana (the "Shreveport

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


Casino"). The Company originally planned to develop the Shreveport Casino with two partners in a joint venture in which HCC would have had an interest of approximately 50%. HCC's 50% investment in the joint venture ($2,500,000) is reflected on the accompanying consolidated balance sheets as investment in unconsolidated affiliate (see Note 8).

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

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Land held for sale is shown net of a valuation allowance in the amount of $3,464,000 and $3,432,000, respectively, on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998.

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

     The consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of March 31, 1999, and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

(2)  EARNINGS PER COMMON SHARE -

     Basic earnings per common share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and potential common shares outstanding. All potential common shares are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                      ----------------------
                                         1999        1998
                                      ----------  ----------
Shares used in the calculation of:
------------------------------------

Basic net income per share            24,949,976  24,935,306
Diluted net income per share          24,950,730  24,950,781

     The number of shares used in the calculation of diluted earnings per share for the three month periods ended March 31, 1999 and 1998 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 1,132,000 and 688,334, respectively, for the three month periods ended March 31, 1999 and 1998.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness.

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                            -------------  -------------
Indebtedness of HCC:
 12 3/4% Senior Secured Notes, due 2003, net of discount
  of $6,739,000 and $7,013,000, respectively (a)            $197,973,000   $200,199,000
 Promissory note due to affiliate (Note 6)                     2,662,000      2,836,000
                                                            ------------   ------------

                                                             200,635,000    203,035,000
                                                            ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                                   1,748,000      1,900,000
                                                            ------------   ------------

Indebtedness of HCT :
 Equipment loans (c)                                           2,959,000      1,291,000
 Bank credit facility (d)                                        410,000        462,000
                                                            ------------   ------------

                                                               3,369,000      1,753,000
                                                            ------------   ------------

 Total indebtedness                                          205,752,000    206,688,000
  Less - current maturities                                   (7,614,000)    (7,021,000)
                                                            ------------   ------------

   Total long-term debt                                     $198,138,000   $199,667,000
                                                            ============   ============

____________________

(a) During October 1995, HCC issued $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and may be guaranteed by certain future subsidiaries of HCC. HCA is not a guarantor. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a lien on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien (ii) above was originally $39,007,000 and is subject to reduction for principal payments on an intercompany note between HCC and HCA. The outstanding balance of the intercompany note was $31,507,000 at both March 31, 1999 and December 31, 1998. The intercompany note requires semiannual principal payments of $2,500,000 commencing October 15, 1997 with the balance due November 1, 2003.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer within 30 business days to purchase not more than $2,500,000 in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. During December 1998, HCC made such an offer resulting in the redemption of $2,500,000 in principal amount of the Senior Secured Notes in January 1999. On April 21, 1999, HCC announced plans to purchase and discharge the Senior Secured Notes (see Note 8).

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

(c) The equipment loans are payable monthly including interest at effective rates ranging from 7.8% to 12.9% per annum and mature at various dates between 1999 and 2002.

(d) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against through September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility are to be repaid in monthly installments over a period of 36 months and are collateralized by equipment purchased with the loan proceeds. The credit facility was not renewed by HCT.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     Scheduled payments of long-term debt as of March 31, 1999 are set forth below:

           1999 (nine months)    $  4,422,000
           2000                     7,759,000
           2001                     7,370,000
           2002                     5,728,000
           2003                   187,212,000
                                 ------------

              Total              $212,491,000
                                 ============

     Interest paid amounted to $484,000 and $428,000, respectively, during the three month periods ended March 31, 1999 and 1998.

(4)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities arising out of its operation of both parking garages.

     HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% per annum and expired in 1998.

     The original cost of HCA's parking garages is included in buildings on the accompanying consolidated balance sheets at both March 31, 1999 and December 31, 1998 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,260,000, are included in operating equipment on the accompanying consolidated balance sheets at both March 31, 1999 and December 31, 1998. Amortization expense with respect to these assets amounted to $245,000 and $332,000 during the three month periods ended March 31, 1999 and 1998, respectively. Accumulated amortization at March 31, 1999 and December 31, 1998 with respect to these assets amounted to $11,050,000 and $10,805,000, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     Future minimum lease payments under capital lease obligations as of March 31, 1999 are as follows:

          1999 (nine months)                              $  2,088,000
          2000                                               2,483,000
          2001                                               2,532,000
          2002                                               2,643,000
          2003                                               2,660,000
          Thereafter                                        21,417,000
                                                          ------------

          Total minimum lease payments                      33,823,000
          Less amount representing interest                (13,120,000)
                                                          ------------
          Present value of future
           minimum lease payments                           20,703,000
          Current capital lease obligation                    (903,000)
                                                          ------------

          Long-term capital lease obligation              $ 19,800,000
                                                          ------------

(5)  INCOME TAXES

     Components of HCC's provision for income taxes consist of the following:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------
                                                     1999           1998
                                                 ------------   -----------
 Current:
   Federal                                       $          -   $         -
   State                                             (203,000)     (129,000)
 Deferred:
   Federal                                           (153,000)     (107,000)
   State                                               (2,000)      (41,000)
  Change in valuation allowance                       153,000       (14,000)
                                                 ------------   -----------

                                                 $   (205,000)  $  (291,000)
                                                 ============   ===========

     Federal tax payments of $150,000 were made during the three month period ended March 31, 1999; no such payments were made during the three month period ended March 31, 1998. No state tax payments were made during either of the three month periods ended March 31, 1999 or 1998.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain lobbying, meals and entertainment and other expenses. Deferred taxes are computed based on the expected future tax effects of differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates. Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


   At March 31, 1999, HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $4,300,000, none of which begin to expire until the year 2018. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $4,913,000 and $415,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $1,841,000 and $1,843,000 at March 31, 1999 and December 31, 1998, respectively.

   The components of the net deferred tax asset and classification on the accompanying consolidated balance sheets are as follows:

                                        MARCH 31,    DECEMBER 31,
                                          1999           1998
                                      -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards     $  1,469,000   $  1,305,000
 Valuation and other allowances          8,271,000      8,241,000
 Alternative minimum tax credit          4,913,000      4,913,000
 Investment and jobs tax credits           415,000        415,000
 Basis in limited partnership            2,890,000      2,890,000
 Other liabilities and accruals          3,981,000      4,145,000
 Benefits accrual                        1,711,000      1,711,000
 Other                                     894,000        724,000
                                      ------------   ------------

  Total deferred tax assets             24,544,000     24,344,000
                                      ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization          (8,842,000)    (8,610,000)
 Basis in debt obligations                (850,000)      (727,000)
                                      ------------   ------------

  Total deferred tax liabilities        (9,692,000)    (9,337,000)
                                      ------------   ------------

Net deferred tax asset                  14,852,000     15,007,000
Valuation allowance                    (13,011,000)   (13,164,000)
                                      ------------   ------------

                                      $  1,841,000   $  1,843,000
                                      ============   ============

Classified as:
 Current deferred income tax asset    $    845,000   $    890,000
 Other assets                            1,580,000      1,524,000
 Other noncurrent liabilities             (584,000)      (571,000)

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

(6)  TRANSACTIONS WITH RELATED PARTIES

     HCC has advanced funds to GBCC totaling $6,750,000 as of both March 31, 1999 and December 31, 1998. During the third quarter of 1996, HCC loaned $6,500,000 to GBCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. An additional $250,000 note became due on April 1, 1998 for which payment has not been received. This advance continues to bear interest at the rate of 14% per annum, payable semiannually. Effective as of January 1, 1999, interest earned on the outstanding obligations from GBCC is being fully reserved. Interest receivable amounting to $1,781,000, net of a valuation allowance of $232,000 in 1999, is included in due from affiliates on the accompanying consolidated balance sheets at both March 31, 1999 and December 31, 1998. Interest income earned on loans and advances to GBCC amounted to $232,000 during the three month period ended March 31, 1998.

     In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. HCC incurred interest expense with respect to the note amounting to $94,000 and $116,000, respectively, during the three month periods ended March 31, 1999 and 1998. Accrued interest of $32,000 and $34,000 with respect to the note is included in interest payable on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively.

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

                                  (UNAUDITED)


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

   Prior to December 31, 1996, when GBCC and its subsidiaries were members of the HCC consolidated group, it was anticipated that one of HCC's primary methods of realizing the carrying value of the PPI Funding Notes would be through the utilization of NOL's of GBCC. As a result of HCC's distribution of GBCC stock at December 31, 1996, GBCC's NOL's are no longer available for utilization in HCC's consolidated federal income tax returns. Accordingly, HCC provided a valuation allowance in the amount of $18,741,000 at December 31, 1996 which reduced the carrying amount of the PPI Funding Notes to their estimated realizable value of $35,597,000 at that date. As a result of the 1997 forgiveness of debt discussed above, the carrying amount of the PPI Funding Notes has been further reduced to an estimated realizable value of $12,322,000. Management presently anticipates that the remaining balance will be realized through a combination of repayments from GBCC and additional asset acquisitions from GBCC and its subsidiaries.

   HCT incurs a monthly consulting fee of $100,000 pursuant to a consulting agreement expiring December 31, 2003 with PCC. Such fees amounted to $300,000 during each of the three month periods ended March 31, 1999 and 1998.

   Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, provides computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided include hardware, software, and operator support and, for the most part, such services are billed by ACSC at its direct costs plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. ACSC's billings to HCC and its subsidiaries for such products and services during the three month periods ended March 31, 1999 and 1998 amounted to $289,000 and $297,000, respectively. At March 31, 1999 and December 31, 1998, unpaid charges of $166,000 and $109,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets.

   HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Such allocated costs and fees amounted to $157,000 and $296,000, respectively, for the three month periods ended March 31, 1999 and 1998. Net receivables from GBCC and its subsidiaries in the amount of $107,000 and $179,000 are included in due from affiliates on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     During 1998, the Company determined that it should revise its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. As a result of the revised tax treatment for the spin-off of GBCC stock to HCC's shareholders, shareholders of the Company on the distribution date would also have been required to revise their method of reporting the distribution received on their separate federal income tax returns. The Company committed to assume the obligation for additional federal income taxes owed by its shareholders arising from the revised tax treatment. Consequently, the Company reached an agreement with the Internal Revenue Service to settle such obligations on behalf of its shareholders, exclusive of the Pratt Family, for $100,000 and to issue new tax reporting forms to the Pratt Family. Such forms required the Pratt Family members to amend their federal income tax returns for 1996 resulting in substantial additional tax obligations totaling approximately $790,000. The shareholder obligations assumed by the Company are included in other accrued liabilities on the accompanying consolidated balance sheet at December 31, 1998; substantially all of these obligations were settled during the three month period ended March 31, 1999.

(7)  COMMITMENTS AND CONTINGENCIES

 GROUND LEASE -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During the three month periods ended March 31, 1999 and 1998, HCT expensed $995,000 and $940,000, respectively, in connection with the ground lease.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

(8)  SUBSEQUENT EVENTS

     On March 31, 1999, HCC entered into a definitive agreement with one of the joint venture partners to acquire their interest in the Shreveport Casino for $2,500,000 (the amount the joint venture partner contributed to the project), $1,000 of which is to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board on April 20, 1999. As a result, HCC now has a 100% interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold. Effective with the April 23, 1999 closing of HCC's acquisition of the additional joint venture interest, the joint venture will be reflected on a consolidated basis in the financial statements of HCC. The total estimated cost of the Shreveport Casino is approximately $200,000,000. The Company anticipates contributing approximately $50,000,000 as an equity investment in the project with the remaining construction and preopening costs, estimated at $150,000,000, to come from project specific financing that will be non-recourse to HCC. The Company anticipates securing financing for a portion of the equity investment (see below) and all of the project financing and commencing construction in the summer of 1999 with a planned opening date approximately 14 months later.

     On April 21, 1999, the Company announced the commencement of a tender offer for the outstanding Senior Secured Notes at an effective price of approximately 109.7% of face value. The tender offer expires on May 18, 1999; accordingly, the total principal amount of Senior Secured Notes tendered by noteholders can not yet be determined. However, in excess of 96% of the total principal amount outstanding has been tendered to date. Also on April 21, 1999, the Company announced a proposed private debt offering of $350,000,000 principal amount of new senior secured notes. Net proceeds of the proposed offering would be used, among other things, to purchase and discharge the currently outstanding

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


Senior Secured Notes, to expand the Aurora Casino's operations, to purchase and terminate the management and consulting agreements on the Aurora and Tunica casinos by acquiring PCC (see below) and to fund a portion of HCC's equity investment in the Shreveport Casino.

   On April 28, 1999, HCC entered into a voting agreement with GBCC and certain of its wholly owned subsidiaries, including PCC and PRT Funding Corp. ("PRT Funding"), and the holders of substantially all of the $85,000,000 of unsecured senior notes (the "PRT Funding Notes") issued by PRT Funding and guaranteed by PCC. The PRT Funding Notes are currently in default. Under the terms of the agreement, HCC would purchase the stock of PCC from GBCC for nominal consideration and satisfy PCC's obligations as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. When acquired by HCC, PCC's assets will consist of its limited partnership interest in PML and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note payable to the Trustee for the PRT Funding Notes. The Company currently plans to satisfy PCC's obligations by redeeming the newly issued note for approximately $40,300,000; such payment will result in a charge to expense by the Company as no asset value will be attributed to the management contract and consulting agreement when acquired.

   After the acquisition of PCC, the Company will have incurred additional debt and associated interest with respect to its refinancing (see above) but will no longer report a minority interest in PML nor pay the Tunica consulting fee to a subsidiary of GBCC. The minority interest and consulting fee expense totaled $2,322,000 for the three month period ended March 31, 1999 and $7,694,000 for the year ended December 31, 1998.

   The successful completion of the Restructuring will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                BALANCE SHEETS

                                    ASSETS

                                                       MARCH 31,
                                                         1999       DECEMBER 31,
                                                      (UNAUDITED)       1998
                                                     -------------  -------------
Current Assets:
 Cash and cash equivalents                           $ 20,302,000   $  9,718,000
 Accounts receivable, net of allowances
  of $728,000 and $655,000, respectively                1,108,000      1,128,000
 Inventories                                              532,000        606,000
 Deferred income taxes                                  1,636,000      1,540,000
 Due from affiliates                                       78,000        428,000
 Prepaid expenses and other current assets                697,000      1,010,000
                                                     ------------   ------------

  Total current assets                                 24,353,000     14,430,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,167,000      3,167,000
 Buildings and improvements                            46,205,000     46,205,000
 Riverboats                                            37,829,000     37,642,000
 Operating equipment                                   37,494,000     37,192,000
 Construction in progress                                 654,000        615,000
                                                     ------------   ------------

                                                      125,349,000    124,821,000
 Less - accumulated depreciation and amortization     (42,898,000)   (41,114,000)
                                                     ------------   ------------

  Net property and equipment                           82,451,000     83,707,000
                                                     ------------   ------------

Other Assets                                            2,177,000      2,173,000
                                                     ------------   ------------

                                                     $108,981,000   $100,310,000
                                                     ============   ============

 The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                              MARCH 31,
                                                1999       DECEMBER 31,
                                             (UNAUDITED)       1998
                                            -------------  ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  6,539,000   $  6,517,000
 Accounts payable                              1,796,000      2,199,000
 Accrued liabilities -
  Salaries and wages                           1,358,000      2,300,000
  Interest                                     2,224,000      1,058,000
  Gaming and other taxes                       5,515,000        981,000
  Insurance                                    1,123,000        965,000
  Other                                        1,663,000      1,374,000
 Due to affiliates                             3,401,000      2,109,000
 Other current liabilities                       773,000        993,000
                                            ------------   ------------

  Total current liabilities                   24,392,000     18,496,000
                                            ------------   ------------

Long-Term Debt                                27,619,000     27,783,000
                                            ------------   ------------

Capital Lease Obligations                     19,800,000     19,948,000
                                            ------------   ------------

Deferred Income Taxes                          5,494,000      5,363,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000         15,000
 Additional paid-in capital                   25,541,000     25,541,000
 Retained earnings                             6,120,000      3,164,000
                                            ------------   ------------

  Total shareholder's equity                  31,676,000     28,720,000
                                            ------------   ------------

                                            $108,981,000   $100,310,000
                                            ============   ============

 The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      --------------------------
                                          1999          1998
                                      ------------  ------------
Revenues:
 Casino                               $41,809,000   $37,103,000
 Food and beverage                      3,348,000     3,233,000
 Other                                    654,000       622,000
                                      -----------   -----------

                                       45,811,000    40,958,000
 Less - promotional allowances         (2,418,000)   (2,238,000)
                                      -----------   -----------

 Net revenues                          43,393,000    38,720,000
                                      -----------   -----------

Expenses:
 Casino                                30,150,000    25,961,000
 Food and beverage                      1,282,000     1,202,000
 Other                                    222,000       322,000
 General and administrative             3,806,000     3,781,000
 Depreciation and amortization          1,785,000     1,924,000
                                      -----------   -----------

  Total expenses                       37,245,000    33,190,000
                                      -----------   -----------

Income from operations                  6,148,000     5,530,000
                                      -----------   -----------

Non-operating income (expense):
 Interest income                           64,000        36,000
 Interest expense                      (1,434,000)   (1,590,000)
 Gain on disposal of assets                 1,000         2,000
                                      -----------   -----------

  Total non-operating expense, net     (1,369,000)   (1,552,000)
                                      -----------   -----------

Income before income taxes              4,779,000     3,978,000

Income tax provision                   (1,823,000)   (1,520,000)
                                      -----------   -----------

Net income                            $ 2,956,000   $ 2,458,000
                                      ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ---------------------------
                                                                    1999           1998
                                                               -------------   -----------
OPERATING ACTIVITIES:
 Net income                                                      $ 2,956,000   $ 2,458,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                    1,785,000     1,924,000
  Provision for doubtful accounts                                     75,000        88,000
  Gain on disposal of assets                                          (1,000)       (2,000)
  Deferred income tax provision                                       35,000       395,000
  (Increase) decrease in receivables                                 (55,000)      181,000
  Increase in accounts payable and accrued liabilities             4,802,000     7,994,000
  Net change in affiliate accounts                                 1,642,000     1,032,000
  Net change in other current assets and liabilities                 167,000       481,000
  Net change in other assets and liabilities                          (4,000)      (42,000)
                                                                 -----------   -----------

 Net cash provided by operating activities                        11,402,000    14,509,000
                                                                 -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                (529,000)   (1,344,000)
 Proceeds from sale of assets                                          1,000             -
                                                                 -----------   -----------

 Net cash used in investing activities                              (528,000)   (1,344,000)
                                                                 -----------   -----------

FINANCING ACTIVITIES:
 Repayments of debt                                                 (152,000)     (636,000)
 Payments on capital lease obligations                              (138,000)     (139,000)
 Dividends                                                                 -    (5,079,000)
                                                                 -----------   -----------

 Net cash used in financing activities                              (290,000)   (5,854,000)
                                                                 -----------   -----------

 Net increase in cash and cash equivalents                        10,584,000     7,311,000

 Cash and cash equivalents at beginning of period                  9,718,000    11,594,000
                                                                 -----------   -----------

 Cash and cash equivalents at end of period                      $20,302,000   $18,905,000
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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION AND BUSINESS

     Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois
(the "Aurora Casino") approximately 35 miles west of Chicago.   In May 1992,
HCC, which was then wholly owned by members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. Prior to December 31, 1996, HCC also owned approximately 80% of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation. A GBCC subsidiary continues to have a limited partnership interest in the entity which holds the management services contract for the Aurora Casino (see Note 5).

     The Aurora Casino consists of two, four-level riverboats having a combined gaming space of approximately 30,000 square feet and a four-level pavilion and docking facility which houses ticketing, food service, passenger waiting, and various administrative functions. The Aurora Casino also includes two parking structures with approximately 1,350 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes (see Note 3).

     The Aurora Casino commenced operations on June 17, 1993. HCA's current owner's license was renewed by the Illinois Gaming Board in July 1998 for a period of one year and subsequently extended to December 1999. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee's adjusted gaming revenues. HCA expenses such gaming taxes based on its anticipated annual effective tax rate.

     HCA estimates that a significant amount of the Aurora Casino's revenues are derived from patrons living in the Chicago area and surrounding northern and western suburbs. The Aurora Casino faces intense competition from other riverboat gaming operations in Illinois and Indiana which serve the Chicago area and management believes that this competition will intensify in the future.

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

     The financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     HCA's long-term indebtedness consists of the following:

                                            MARCH 31,    DECEMBER 31,
                                               1999          1998
                                           ------------  -------------
 12 3/4% Promissory Note to HCC, due on
   November 1, 2003  (a)                   $31,507,000    $31,507,000
 Promissory note to bank (b)                 1,748,000      1,900,000
                                           -----------    -----------

 Total indebtedness                         33,255,000     33,407,000
 Less - current maturities                  (5,636,000)    (5,624,000)
                                           -----------    -----------

 Total long-term debt                      $27,619,000    $27,783,000
                                           ===========    ===========

_________________

(a) The intercompany note accrues interest at the rate of 12 3/4% per annum payable semiannually on October 15 and April 15 of each year and requires semiannual principal repayments of $2,500,000 commencing October 15, 1997 with the balance of the note due November 1, 2003. The note is pledged as security with respect to HCC's 12 3/4% Senior Secured Notes due in 2003. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien (limited to the outstanding principal amount of the intercompany note to HCC) on substantially all of the assets of HCA and by a pledge of the capital stock of HCA.

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

     As of March 31, 1999, future maturities of long-term debt are as follows:

          1999 (nine months)                    $ 5,472,000
          2000                                    5,674,000
          2001                                    5,602,000
          2002                                    5,000,000
          2003                                   11,507,000
                                                -----------

                                                $33,255,000
                                                ===========

     Interest paid for the three month periods ended March 31, 1999 and 1998 amounted to $268,000 and $257,000, respectively.

(3)  CAPITAL LEASES

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7 5/8% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities arising out of its operation of both parking garages.

     HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% and expired in 1998.

     The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both March 31, 1999 and December 31, 1998 in the amount of $27,358,000. Assets under capital leases with an original cost of $2,446,000 are included in operating equipment on the accompanying balance sheets at both March 31, 1999 and December 31, 1998. Amortization expense with respect to these assets amounted to $245,000 during each of the three month

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


periods ended March 31, 1999 and 1998. Accumulated amortization at March 31, 1999 and December 31, 1998 with respect to these assets amounted to $6,236,000 and $5,991,000, respectively.

     Future minimum lease payments under capital lease obligations as of March 31, 1999 are as follows:

     1999 (nine months)                                         $ 2,088,000
     2000                                                         2,483,000
     2001                                                         2,532,000
     2002                                                         2,643,000
     2003                                                         2,660,000
     Thereafter                                                  21,417,000
                                                                -----------

     Total minimum lease payments                                33,823,000
     Less - amount representing interest                        (13,120,000)
                                                                -----------

     Present value of future minimum lease payments              20,703,000
     Current capital lease obligation                              (903,000)
                                                                -----------

     Long-term capital lease obligation                         $19,800,000
                                                                ===========

(4)  INCOME TAXES

     HCA's provision for income taxes consists of the following:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                    1999          1998
                                                                 -----------   -----------
     Current:
       Federal                                                   $(1,589,000)  $(1,005,000)
       State                                                        (199,000)     (120,000)
     Deferred:
       Federal                                                       (32,000)     (353,000)
       State                                                          (3,000)      (42,000)
                                                                 -----------   -----------

                                                                 $(1,823,000)  $(1,520,000)
                                                                 ===========   ===========

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid no federal or state taxes during the three month periods ended March 31, 1999 and 1998.

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     Deferred taxes are computed based on the expected future tax effects of differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates. Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for other accruals.

     The components of HCA's net deferred tax liability are as follows:

                                          MARCH 31,    DECEMBER 31,
                                             1999          1998
                                         ------------  -------------
     Deferred tax assets:
      Allowance for doubtful accounts    $   274,000    $   246,000
      Other liabilities and reserves       1,489,000      1,420,000
                                         -----------    -----------

        Total deferred tax assets          1,763,000      1,666,000
                                         -----------    -----------

     Deferred tax liabilities:
      Depreciation and amortization       (5,621,000)    (5,489,000)
                                         -----------    -----------

     Net deferred tax liability          $(3,858,000)   $(3,823,000)
                                         -----------    ===========

     Receivables and payables to HCC in connection with the aforementioned tax allocation agreements at March 31, 1999 and December 31, 1998 are as follows:

                                 MARCH 31,   DECEMBER 31,
                                   1999          1998
                               -----------   -----------
   Deferred tax assets         $ 1,457,000   $ 1,373,000
   Due (to) from affiliates     (1,242,000)      347,000
   Deferred tax liabilities     (4,910,000)   (4,793,000)

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a management services agreement, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership of which HCC is the general partner and a subsidiary of GBCC is the limited partner. The base management fee is equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and income taxes). HCA incurred such fees totaling $2,600,000 and $2,546,000, respectively, during the three month periods ended March 31, 1999 and 1998. Management and incentive fees payable at March 31, 1999 and December 31, 1998 amounting to $2,094,000 and $2,067,000, respectively, are included in due to affiliates on the accompanying balance sheets.

     HCA incurred interest with respect to its promissory note payable to HCC (see Note 2) amounting to $1,004,000 and $1,163,000, respectively, for the three month periods ended March 31, 1999 and 1998. Interest payable to HCC on such note amounted to $1,852,000 and $848,000, respectively, at March 31, 1999 and December 31, 1998 and is included in accrued interest payable on the accompanying balance sheets.

     HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. In addition, HCA is reimbursed by HCC and GBCC for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA during the three month periods ended March 31, 1999 and 1998 totaling $49,000 and $123,000, respectively. At March 31, 1999 and December 31, 1998, HCA had net receivables of $12,000 and $37,000, respectively, in connection with such charges.

(6)  COMMITMENTS AND CONTINGENCIES

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                        MARCH 31,
                                                          1999       DECEMBER 31,
                                                       (UNAUDITED)       1998
                                                      -------------  -------------
Current Assets:
 Cash and cash equivalents                            $ 12,475,000   $ 16,325,000
 Short-term investments                                    978,000      3,905,000
 Accounts receivable, net of allowances of
  $824,000 and $813,000, respectively                    1,791,000      1,167,000
 Inventories                                               617,000        779,000
 Deferred income taxes                                   1,402,000      1,451,000
 Prepaid expenses and other current assets                 973,000        770,000
                                                      ------------   ------------

  Total current assets                                  18,236,000     24,397,000
                                                      ------------   ------------

Property and Equipment:
 Land and improvements                                   4,645,000      4,645,000
 Buildings                                              73,948,000     73,948,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    41,279,000     39,169,000
 Construction in progress                                3,596,000      2,612,000
                                                      ------------   ------------

                                                       125,992,000    122,898,000
  Less - accumulated depreciation and amortization     (40,759,000)   (38,910,000)
                                                      ------------   ------------

 Net property and equipment                             85,233,000     83,988,000
                                                      ------------   ------------

Other Assets:
 Land rights                                             7,199,000      7,250,000
 Other assets                                            4,886,000      4,826,000
                                                      ------------   ------------

  Total other assets                                    12,085,000     12,076,000
                                                      ------------   ------------

                                                      $115,554,000   $120,461,000
                                                      ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                             MARCH 31,
                                               1999       DECEMBER 31,
                                            (UNAUDITED)       1998
                                           -------------  -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations            $  1,310,000   $    775,000
 Accounts payable                             1,636,000      1,638,000
 Accrued liabilities -
  Salaries and wages                          1,886,000      1,685,000
  Interest                                      476,000        476,000
  Gaming and other taxes                        887,000        453,000
  Insurance                                   1,889,000      1,975,000
  Other                                       2,035,000      1,866,000
 Other current liabilities                    1,152,000      1,283,000
                                           ------------   ------------

 Total current liabilities                   11,271,000     10,151,000
                                           ------------   ------------

Long-Term Debt                               86,104,000     85,023,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                 -              -
 Additional paid-in capital                  26,637,000     34,637,000
 Accumulated deficit                         (8,458,000)    (9,350,000)
                                           ------------   ------------

  Total shareholder's equity                 18,179,000     25,287,000
                                           ------------   ------------

                                           $115,554,000   $120,461,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                        --------------------------
                                            1999          1998
                                        ------------  ------------
Revenues:
 Casino                                 $24,536,000   $22,803,000
 Rooms                                    2,394,000     2,007,000
 Food and beverage                        3,636,000     3,548,000
 Other                                      311,000       280,000
                                        -----------   -----------

                                         30,877,000    28,638,000
 Less - promotional allowances           (4,502,000)   (3,566,000)
                                        -----------   -----------

   Net revenues                          26,375,000    25,072,000
                                        -----------   -----------

Expenses:
 Casino                                  17,984,000    16,411,000
 Rooms                                      269,000       445,000
 Food and beverage                          905,000       971,000
 Other                                      273,000       324,000
 General and administrative               1,479,000     1,557,000
 Depreciation and amortization            1,966,000     2,020,000
                                        -----------   -----------

   Total expenses                        22,876,000    21,728,000
                                        -----------   -----------

Income from operations                    3,499,000     3,344,000
                                        -----------   -----------

Non-operating income (expenses):
 Interest income                            135,000       122,000
 Interest expense                        (2,740,000)   (2,731,000)
 Loss on disposal of assets                  (2,000)       (3,000)
                                        -----------   -----------

   Total non-operating expenses, net     (2,607,000)   (2,612,000)
                                        -----------   -----------

Income before income taxes                  892,000       732,000
Income tax provision                              -             -
                                        -----------   -----------

Net income                              $   892,000   $   732,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                                1999          1998
                                                            ------------  ------------

OPERATING ACTIVITIES:
 Net income                                                 $   892,000   $   732,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                              1,966,000     2,020,000
   Provision for doubtful accounts                               49,000       152,000
   Loss on disposal of assets                                     2,000         3,000
   Increase in accounts receivable                             (673,000)     (211,000)
   Increase (decrease) in accounts payable
     and accrued expenses                                       716,000      (450,000)
   Net change in other current assets and liabilities          (172,000)      (20,000)
   Net change in other noncurrent assets and liabilities          2,000         4,000
                                                            -----------   -----------

     Net cash provided by operating activities                2,782,000     2,230,000
                                                            -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (3,145,000)     (511,000)
 Short-term investments                                       2,927,000             -
 Investment in unconsolidated affiliate                         (66,000)            -
 Proceeds from sale of assets                                    36,000             -
                                                            -----------   -----------

   Net cash used in investing activities                       (248,000)     (511,000)
                                                            -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                     1,876,000             -
 Repayments of long-term debt                                  (260,000)     (154,000)
 Dividends                                                   (8,000,000)            -
                                                            -----------   -----------

   Net cash used in financing activities                     (6,384,000)     (154,000)
                                                            -----------   -----------

   Net (decrease) increase in cash and cash equivalents      (3,850,000)    1,565,000
     Cash and cash equivalents at  beginning of period       16,325,000    11,851,000
                                                            -----------   -----------

     Cash and cash equivalents at end of period             $12,475,000   $13,416,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 30 miles south of Memphis, Tennessee. The facility (the "Tunica Casino") was completed and commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). The Tunica Casino currently includes a casino with 54,000 square feet of gaming space, 506 hotel rooms and suites, a 123-space recreational vehicle park and related amenities. HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 18, 1999.

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998.

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     The consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         1999          1998
                                                     -----------   ------------
 Promissory notes to HCC due November 1, 2003 (a)    $84,045,000   $84,045,000
 Equipment loans (b)                                   2,959,000     1,291,000
 Bank credit facility (c)                                410,000       462,000
                                                     -----------   ------------

   Total indebtedness                                 87,414,000    85,798,000
  Less - current maturities                           (1,310,000)     (775,000)
                                                     -----------   ------------

   Total long-term debt                              $86,104,000   $85,023,000
                                                     ===========   ============

______________

(a) During October 1995, HCC loaned $54,045,000 to HCT to repay its outstanding mortgage indebtedness, together with the associated call premium and certain accrued interest thereon, and loaned an additional $30,000,000 to HCT to finance construction of a 352-room hotel tower and related amenities and to fund development and construction of a themed gaming area. Such intercompany loans were made with a portion of the note proceeds from HCC's issue of $210,000,000 of 12 3/4% Senior Secured Notes (the "Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the loans from HCC accrues at the rate of 12 3/4% per annum and is payable semiannually on April 15 and October 15 of each year. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and other future guarantors, (ii) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (iii) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (ii) above is currently $31,507,000 subject to semiannual reductions of $2,500,000.

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

(b) The equipment loans are payable monthly including interest at effective rates ranging from 7.8% to 12.9% per annum and mature at various dates between 1999 and 2002.

(c) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against until September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility are to be repaid in monthly installments over a period of 36 months and are collateralized by equipment purchased with the loan proceeds. The credit facility was not renewed by HCT.

     Scheduled payments of long-term debt as of March 31, 1999 are set forth below:

               1999 (nine months)    $   958,000
               2000                    1,343,000
               2001                      915,000
               2002                      153,000
               2003                   84,045,000
                                     -----------

                 Total               $87,414,000
                                     ===========

     Interest paid, net of amounts capitalized, amounted to $2,740,000 and $2,731,000, respectively, during the three month periods ended March 31, 1999 and 1998.

(3)  CAPITAL LEASES

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 1/4% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,814,000 are included in operating equipment in the accompanying consolidated balance sheets at both March 31, 1999 and at December 31, 1998 and are fully amortized. Amortization expense for the three month period ended March 31, 1998 was $87,000. No future payment obligations exist with respect to such capital leases.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(4)  INCOME TAXES

     HCT's provision for income taxes consists of the following:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                               ----------------------
                                                  1999        1998
                                               ----------  ----------
Provision for deferred federal income taxes    $ 429,000   $ 264,000
Valuation allowance                             (429,000)   (264,000)
                                               ---------   ---------

                                               $       -   $       -
                                               =========   =========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no federal or state taxes during either of the three month periods ended March 31, 1999 or 1998.

     Deferred taxes are computed based on the expected future tax effects of differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates. Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs and other accruals.

     At March 31, 1999, HCT had net operating loss carryforwards ("NOL's") totaling approximately $15,000,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income currently being earned by HCT and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of a net deferred tax asset of $1,992,000 at both March 31, 1999 and December 31, 1998.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     The components of HCT's net deferred tax asset are as follows:


                                                       MARCH 31,    DECEMBER 31,
                                                          1999          1998
                                                      ------------  -------------
     Deferred tax assets:
       Net operating loss carryforwards               $ 5,104,000    $ 5,221,000
       Alternative minimum tax credit carryforward        688,000        800,000
       Allowance for doubtful accounts                    280,000        277,000
       Other liabilities and accruals                   1,188,000      1,286,000
                                                      -----------    -----------

         Total deferred tax assets                      7,260,000      7,584,000

     Deferred tax liabilities:
       Depreciation and amortization                   (3,197,000)    (3,092,000)
                                                      -----------    -----------

     Net deferred tax asset                             4,063,000      4,492,000
     Valuation allowance                               (2,071,000)    (2,500,000)
                                                      -----------    -----------

                                                      $ 1,992,000    $ 1,992,000
                                                      ===========    ===========

     Receivables from HCC in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:


                                  MARCH 31,   DECEMBER 31,
                                     1999         1998
                                  ----------  ------------
       Deferred income taxes      $1,402,000    $1,451,000
       Other noncurrent assets       590,000       541,000

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCT.

(5)  TRANSACTIONS WITH RELATED PARTIES

     Pursuant to a consulting agreement expiring December 31, 2003 with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 during each of the three month periods ended March 31, 1999 and 1998.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month and reimburses ACSC for its direct costs and expenses incurred under the agreement. ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $198,000 and $146,000, respectively, for the three month periods ended March 31, 1999 and 1998. At March 31, 1999 and December 31, 1998, HCT had payables of $94,000 and $44,000, respectively, included in accounts payable with respect to such charges.

     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. HCT also bills HCC and its subsidiaries for services provided to those companies. For the three month periods ended March 31, 1999 and 1998 net charges incurred by HCT amounted to $45,000 and $38,000, respectively. The accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998 include net receivables from affiliates of $130,000 and $97,000, respectively, for such charges.

(6)  COMMITMENTS AND CONTINGENCIES

 GROUND LEASE -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During the three month periods ended March 31, 1999 and 1998, HCT expensed $995,000 and $940,000, respectively, in connection with the ground lease.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or the Company in particular and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

   HCC had net revenues for the three month period ended March 31, 1999 of $69.8 million, a 9.4% increase from the $63.8 million during the same period of 1998. The increase is attributable to improved net revenues at the Aurora Casino of $4.7 million (12.1%) and at the Tunica Casino of $1.3 million (5.2%). Operating expenses increased by $5.4 million to $60.2 million during the three month period ended March 31, 1999 from $54.7 million during the same period of 1998.

   Consequently, HCC's income from operations increased by $528,000 (5.8%) during the first quarter of 1999 compared to the same period of 1998. Income from operations at the Aurora Casino increased by $618,000 to $6.1 million during the three month period ended March 31, 1999 compared with the same period of 1998 due to increased patron volume. Income from operations at the Tunica Casino increased slightly by $155,000 to $3.5 million due primarily to a refocusing of marketing efforts and to improved hold percentages.

AURORA CASINO

   GENERAL

   Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $8.7 million and $8.1 million, respectively, for the three month periods ended March 31, 1999 and 1998. The 1999 increase results from improvement in casino revenues as a result of increased marketing efforts and, as explained below, to an increase in the number of daily cruises during the first quarter of 1999 compared to 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three month periods ended March 31, 1999 and 1998.


                                    THREE MONTHS ENDED
                                          MARCH 31,
                                ---------------------------
                                    1999           1998
                                ------------   ------------
REVENUES:
 Table games                    $ 10,465,000   $ 11,410,000
 Slot machines                    30,776,000     25,024,000
 Poker revenues                      568,000        669,000
                                ------------   ------------

  Total                         $ 41,809,000   $ 37,103,000
                                ============   ============

TABLE GAMES:
 Gross wagering (drop) (1)      $ 59,408,000   $ 62,897,000
 Hold percentage (2)                    17.6%          18.1%

SLOT MACHINES:
 Gross wagering (handle) (1)    $542,397,000   $444,823,000
 Hold percentage (2)                     5.7%           5.6%

-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

     Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $94.1 million (18.5%) during the first quarter of 1999 compared to the first quarter of 1998. The increase reflects increased patron volume primarily in slot machine wagering as a result of an aggressive marketing campaign which began in 1998. Additionally, during January and February of 1998, the smaller of the Aurora Casino's two riverboats ceased operating daytime cruises on weekdays in an effort to reduce less profitable operations in response to an unprecedented increase in gaming taxes imposed by the state of Illinois effective January 1, 1998. All cruises resumed in March 1998; however, patron volume during the first quarter of 1998 was approximately 25,000 less than in the first quarter of 1999.

     REVENUES

     Casino revenues increased $4.7 million (12.7%) during the first quarter of 1999, compared to the same period of 1998 due to the increases in gross wagering previously discussed. Table game revenues

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                           AND RESULTS OF OPERATIONS


decreased $945,000 (8.3%) during the first quarter of 1999 compared to the 1998 period as a result of the 5.5% decrease in drop coupled with the decline in the table game hold percentage to 17.6% in 1999 from 18.1% in 1998. The 21.9% increase in slot machine handle together with a slight increase in the slot machine hold percentage during the first quarter of 1999 resulted in a three month slot machine revenue increase of $5.8 million (23%) compared to the corresponding period in 1998. Poker revenues declined $101,000 (15.1%) due to increased competition from the August 1998 opening of a poker room by a nearby riverboat operator.

   Food and beverage revenues at the Aurora Casino increased $115,000 (3.6%) during the first quarter of 1999 compared to the prior year period reflecting the increased patron volume during 1999. Other revenues did not change significantly during the three month period ended March 31, 1999 compared to the same period of 1998.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 60.4% during the three month period ended March 31, 1999 compared to 58.1% during the like period in 1998. The increase from the prior year period reflects an increase in promotional activities as part of the Aurora Casino's marketing efforts.

   DEPARTMENTAL EXPENSES

   Casino expenses increased $4.2 million (16.1%) during the first quarter of 1999 compared to the 1998 period. Such increase results from additional gaming taxes associated with the increase in casino revenues as well as to the higher marketing expenses previously discussed.

   Food and beverage expenses increased $80,000 (6.7%) during the first quarter of 1999 compared to the same period in 1998 again reflecting the increased patron volume. Other expenses decreased $100,000 (31.1%) during the first quarter of 1999 compared to the 1998 period due to reductions in personnel and other non-departmental operating expenses resulting from management's efforts to contain costs.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                           AND RESULTS OF OPERATIONS


TUNICA CASINO

   GENERAL

   Income from operations at the Tunica Casino amounted to $3.5 million for the three month period ended March 31, 1999 compared to $3.3 million during the same period of 1998. The increase is primarily attributable to increases in gross wagering and to improvement in the slot machine and table games hold percentages.

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three month periods ended March 31, 1999 and 1998.

                                        THREE MONTHS ENDED
                                              MARCH 31,
                                  --------------------------------
                                       1999              1998
                                  -----------------  -------------
CASINO REVENUES:
 Table games                          $  3,803,000   $  3,443,000
 Slot machines                          20,491,000     19,146,000
 Poker revenues                            242,000        214,000
                                      ------------   ------------

  Total                               $ 24,536,000   $ 22,803,000
                                      ============   ============

TABLE GAMES:
 Gross wagering (drop) (1)            $ 19,127,000   $ 18,686,000
 Hold percentage (2)                          19.9%          18.4%

SLOT MACHINES:
 Gross wagering (handle) (1)          $390,615,000   $372,017,000
 Hold percentage (2)                           5.2%           5.1%

____________________

(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

       Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $19 million (4.9%) during the three month period ended March 31, 1999 compared to the same period of 1998. Slot machine handle and table game drop increased by $18.6 million (5%) and $441,000 (2.4%), respectively, during the first quarter of 1999 compared to the prior year period. Management believes such increases are attributable to the implementation of a new, more aggressive marketing campaign designed to reposition the Tunica Casino within the Tunica gaming market. Patron volume declined slightly during the first quarter of 1999 compared to the same period in 1998 indicating that the Tunica Casino has been successful in attracting higher value patrons.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                           AND RESULTS OF OPERATIONS


     REVENUES

     Casino revenues increased $1.7 million (7.6%) during the three month period ended March 31, 1999 compared to the 1998 period. Table game revenues increased 10.5% during the first quarter of 1999 due to the increase in table drop discussed above combined with an increase in the table game hold percentage to 19.9% in 1999 from 18.4% in 1998. Slot machine revenue increased $1.3 million (7%) during the first quarter of 1999 compared to the 1998 first quarter reflecting the increase in gross wagering discussed above coupled with a slight increase in the slot machine hold percentage to 5.2% in 1999 from 5.1% in 1998. Poker revenues also increased by 13.1% during the first quarter 1999 period.

     Rooms revenue increased $387,000 (19.3%) during the three month period ended March 31, 1999 compared to the same period in 1998. Hotel occupancy rates declined slightly to 80.8% in the first quarter of 1999 compared to 82% in the 1998 first quarter period. Renovations to hotel rooms and suites together with inclement weather in January 1999 negatively impacted occupancy rates; however, occupancy rates during February and March of 1999 surpassed those of the corresponding months in 1998. The improvement in room revenues resulted from an increase in the average daily room rate to $64 during the 1999 period from $51 during the 1998 period. Food and beverage and other revenues did not change significantly during the first quarter of 1999 compared to the same period in 1998.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, increased to 71% from 61.1% during the three month period ended March 31, 1999 compared to 1998. The first quarter percentage increase is the result of higher complimentary room and food and beverage costs due to increased marketing efforts.

     DEPARTMENTAL EXPENSES

     Casino expenses increased $1.6 million (9.6%) during the three month period ended March 31, 1999 compared to the 1998 period reflecting the implementation of marketing programs. Rooms expense decreased $176,000 (40%) during the first quarter of 1999 compared to the prior year period reflecting the increased allocation of hotel costs associated with marketing programs to the casino department. Food and beverage and other expenses also decreased by $66,000 (6.8%) and $51,000 (15.7%), respectively, for the period ended March 31, 1999 compared to the 1998 period as a result of increased allocations to the casino department.

OTHER CONSOLIDATED ITEMS
------------------------

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased by $280,000 (6.5%) during the first quarter of 1999 compared to the same period in 1998. Such expenses at the Aurora Casino (net of management fees) decreased by 2.3% for the 1999 three month period as a result of management's efforts to control costs. The Tunica Casino also experienced a reduction in general and administrative expenses of 6.2% (net of consulting fees) for the three month period ended March 31, 1999 compared to the prior year primarily as a result of cost containment efforts. The remaining corporate general and administrative expense increase of $387,000 (21.3%) for the 1999 three month period results from increases in corporate overhead costs, primarily in legal fees and personnel costs.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                           AND RESULTS OF OPERATIONS


     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased $214,000 (5.1%) during the three month period ended March 31, 1999 compared to the 1998 period primarily due to certain operating equipment at the Aurora Casino becoming fully depreciated during June 1998.

     DEVELOPMENT EXPENSES

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by $40,000 (15.7%) during the three month period ended March 31, 1999 compared to the 1998 period primarily as a result of an overall decrease in prospective venues and projects.

     INTEREST

     Interest income decreased $313,000 (46.6%) for the three month period ended March 31, 1999 compared to the same period of 1998 as a result of less cash being available for investment purposes during the 1999 period and to the discontinuation of the recording of interest income with respect to outstanding loans to GBCC. Interest expense did not change significantly during the three month period ended March 31, 1999 compared to the prior year period.

     INCOME TAXES

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax assets of $1.8 million as of March 31, 1999.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                           AND RESULTS OF OPERATIONS


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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     The operations of the Aurora Casino and Tunica Casino continue to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $11.4 million of cash flow from operations during the first three months of 1999 after deducting the payment of $2.6 million of management fees. The Tunica Casino provided $2.8 million of cash from operations during the first three months of 1999 after deducting the payment of $300,000 of consulting fees to GBCC. HCC's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first three months of 1999 included costs to pursue development opportunities ($215,000) and corporate overhead costs ($2.2 million).

     During the first three months of 1999, consolidated cash flow from operations ($15.6 million) and equipment financing ($1.9 million) were used, in part, by HCC to fund capital expenditures of $3.7 million, to repay third party indebtedness and make payments under capital lease obligations of $3.1 million and $138,000, respectively, and to pay distributions amounting to $2.0 million to GBCC as limited partner in PML.

     PRATT CASINO CORPORATION ACQUISITION

     On April 28, 1999, the Company entered into a voting agreement with GBCC and certain of its wholly owned subsidiaries, including PRT Funding and PCC, and the holders of substantially all of the $85 million of senior notes issued by PRT Funding and guaranteed by PCC. The PRT Funding Notes are currently in default. Under the terms of the agreement, the Company would purchase the stock of PCC from GBCC for nominal consideration and satisfy PCC's obligations as part of a debt Restructuring of PRT Funding, PCC and other subsidiaries of PCC. When acquired by HCC, PCC's assets will consist of its limited partnership interest in PML and a consulting agreement for the Tunica Casino and its liabilities will consist of a newly issued promissory note payable to the Trustee for the PRT Funding Notes. The Company currently plans to satisfy PCC's obligations by redeeming the newly issued note for approximately $40.3 million; such payment will result in a charge to expense by the Company as no asset value will be attributed to the management contract and consulting agreement when acquired.

     After the acquisition of PCC, the Company will have incurred additional debt (see "Financing Activities") and associated interest, but will no longer report a minority interest in PML nor pay the Tunica consulting fee to a GBCC subsidiary. The minority interest and consulting fee expense totaled $2.3 million for the three month period ended March 31, 1999 and $7.7 million for the year ended December 31, 1998.

     The successful completion of the Restructuring will require that PCC and PRT Funding file for protection under Chapter 11 of the United States Bankruptcy Code with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval of the bankruptcy court as well as by various gaming regulatory organizations.

     FINANCING ACTIVITIES

     On April 21, 1999, the Company announced the commencement of a tender offer for the outstanding 12 3/4% Senior Secured Notes described below at an effective price of approximately 109.7% of face value. The tender offer expires on May 18, 1999; accordingly, the total principal amount of Senior

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                           AND RESULTS OF OPERATIONS


Secured Notes tendered by noteholders can not yet be determined. However, in excess of 96% of the total principal amount outstanding has been tendered to date. Also on April 21, 1999, the Company announced a proposed private debt offering of $350 million principal amount of new senior secured notes. Net proceeds of the proposed offering would be used, among other things, to purchase and discharge the currently outstanding Senior Secured Notes, to expand the Aurora Casino's operations (see "Capital Expenditures and Other Investing Activities"), to purchase and terminate the management and consulting agreements on the Aurora and Tunica casinos (see "Pratt Casino Corporation Acquisition") and to fund a portion of HCC's equity investment in the Shreveport Casino (see "Capital Expenditures and Other Investing Activities").

     In October 1995, HCC issued $210 million of 12 3/4% Senior Secured Notes due November 1, 2003, discounted to yield 13 3/4% per annum. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 of each year commencing on May 1, 1996. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and by certain future subsidiaries of HCC. HCA is not a guarantor. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a limited lien on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (ii) above is currently $31.5 million and is subject to reduction for principal payments on an intercompany note between HCC and HCA. The intercompany note requires semiannual principal payments of $2.5 million commencing October 15, 1997 with the balance due November 1, 2003.

     The Senior Secured Notes are redeemable at the option of HCC any time on or after November 1, 1999 at 106.375% of the then outstanding principal amount, decreasing to 103.1875% and 100%, respectively, on November 1, 2000 and 2001. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC is required to make an offer to purchase not more than $2.5 million in principal amount of the Senior Secured Notes at a price of 106.375% of the principal amount tendered. As a result of such offers, HCC has redeemed a total of $5.3 million principal amount of the Senior Secured Notes, including the payment of $2.5 million during the first quarter of 1999. The remaining Senior Secured Notes would be purchased and discharged as a result of the aforementioned tender offer and proposed private debt offering.

     During September 1998, HCA entered into a bank loan agreement to borrow up to $2 million on an unsecured basis. Borrowings under the agreement are payable in 36 monthly installments including interest at the rate of 7.5% per annum.
HCA borrowed $2 million under the agreement during October 1998.

     HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($410,000 at March 31, 1999) are to be repaid in monthly installments over 36 months and accrue interest at the rate of prime plus 1 1/4% per annum subject to a minimum of 8.75%.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                           AND RESULTS OF OPERATIONS


     As of March 31, 1999, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1999 are approximately $4.4 million and $2.1 million, respectively. The estimated 1999 long-term debt maturities include the redemption of $2.5 million of Senior Secured Notes pursuant to the mandatory redemption offers previously described. It is not anticipated that there would be mandatory redemption offers under the proposed $350 million private debt offering.

     CAPITAL EXPENDITURES AND OTHER INVESTING ACTIVITIES

     Capital expenditures at the Aurora Casino during the first three months of 1999 were $529,000; management anticipates spending $4 million during the remainder of 1999 primarily for its ongoing capital improvements program. Significant projects planned for 1999 include new slot machines and casino equipment, renovations to one of the Aurora Casino's riverboats, new telephone and point-of-sale systems and the renovation of a restaurant facility. The Company has also developed plans to replace the smaller of the Aurora Casino's two riverboats with a larger, newly constructed riverboat. The new riverboat would increase passenger capacity by approximately 20% and provide a second premier gaming facility for the Aurora Casino's patrons. The new riverboat is projected to cost approximately $40 million and would require a construction period of 14 months. The Company intends to seek financing for this expansion (see "Financing Activities").

     Capital expenditures at the Tunica Casino during the first three months of 1999 amounted to $3.1 million; management anticipates spending $3.9 million during the remainder of 1999. Such expenditures are part of a two-year capital improvement plan which includes the upgrading of all hotel accommodations and public areas, the replacement of certain slot machines and the development of a new VIP check-in and private entertainment lounge to enhance the level of service provided to premium gaming patrons. Projects completed in 1998 as part of the two year plan included upgrades to hotel rooms, the completion of an 18-hole championship golf course and the expansion of the recreational vehicle parking area.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course have totalled $2.1 million, including $66,000 during the first quarter of 1999.

     In September 1998, the Company received a preliminary license to develop, own and operate a Hollywood-themed hotel and casino complex on the Red River in Shreveport, Louisiana. The Company originally planned to develop the Shreveport Casino with two partners in a joint venture in which HCC would have had an interest of approximately 50%. On March 31, 1999, HCC entered into a definitive agreement with one of the joint venture partners to acquire their interest in the Shreveport Casino for $2.5 million (the amount the joint venture partner contributed to the project), $1,000 of which is to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board on April 20, 1999. As a result, effective as of April 23, 1999, HCC now has a 100% interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold. The total estimated cost of the Shreveport Casino is approximately $200 million. The Company anticipates contributing approximately $50 million as an equity investment in the project with the remaining construction and preopening costs, estimated at $150 million, to come from project specific financing which

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                           AND RESULTS OF OPERATIONS


will be non-recourse to HCC. The Company anticipates securing financing for a portion of the equity investment (see "Financing Activities") and all of the project financing and commencing construction in the summer of 1999 with a planned opening date approximately 14 months later.

     HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

     CONCLUSION

     Management anticipates that HCC's funding requirements for its operating activities for the next twelve months will be satisfied by existing cash and cash generated by the Aurora and Tunica casinos. Funding requirements for a planned expansion of the Aurora Casino, for a portion of HCC's equity investment in the Shreveport Casino and for the acquisition of the management and consulting agreements for the Aurora and Tunica casinos are anticipated to be met with a portion of the proceeds from an announced private debt offering by HCC. Additional construction financing for the planned Shreveport Casino would be provided from project specific, non-recourse financing.

PART II:  OTHER INFORMATION
---------------------------

ITEM 6.(A) EXHIBITS

10.1 Voting Agreement dated as of April 28, 1999 among GBCC, PCC, PRT Funding Corp., NJMI, HCC and the Consenting Holders of PRT Funding Notes.

ITEM 6.(B) - REPORTS ON FORM 8-K

     The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1999. The Registrants filed a report on Form 8-K on April 21, 1999 to disclose a proposed refinancing of and an offer to repurchase HCC's 12 3/4% Senior Secured Notes. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1998 with the Securities and Exchange Commission on April 15, 1999.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HOLLYWOOD CASINO CORPORATION


Date: May 10, 1999               By: /s/  Charles F. LaFrano III
      ---------------                -----------------------------------------
                                          Charles F. LaFrano III
                                       Vice President of Finance and
                                       Principal Accounting Officer



                                   HWCC - TUNICA, INC.


Date: May 10, 1999               By: /s/  Charles F. LaFrano III
      ---------------                -----------------------------------------
                                          Charles F. LaFrano III
                                       Principal Accounting Officer