Form 10-Q
period 1999-06-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1999-08-16
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                               -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

               Delaware                                    75-2352412
                Texas                                      75-2513808
------------------------------------------     ---------------------------------
    (States or other jurisdictions of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.'s)

      Two Galleria Tower, Suite 2200
          13455 Noel Road, LB 48
              Dallas, Texas                                  75240
------------------------------------------     ---------------------------------
 (Address of principal executive offices)                  (Zip Code)



(Registrants' telephone number, including area code)        (972) 392-7777
                                                    ----------------------------

                               (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes   X     No
                                                        -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                        Class               Outstanding at August 11, 1999
------------------------------  ------------------------------  ------------------------------
 Hollywood Casino Corporation   Common Stock, $.0001 par value        24,949,976 Shares
      HWCC-Tunica, Inc.          Common Stock, $.01 par value            1,000 Shares

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


Part I:  Financial Information

Introductory Notes to Consolidated Financial Statements

   Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") approximately 35 miles west of Chicago and a casino and hotel complex in Tunica County, Mississippi (the "Tunica Casino") approximately 30 miles south of Memphis, Tennessee. In addition, the Company recently received approval and has a license to develop, own and operate a destination gaming resort to be located in Shreveport, Louisiana (the "Shreveport Casino") approximately 180 miles east of Dallas, Texas. HCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol HWD. Approximately 54% of the outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family").

   HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("HCS"). HCA is an Illinois corporation organized by the Pratt Family during 1990 for the purpose of developing and owning the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana and will develop and own the Shreveport Casino. HCS is a Louisiana corporation formed by HCC in 1997 which will hold the management contract for the Shreveport Casino. Prior to December 31, 1996, HCC also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation, whose principal assets are the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands") and management and consulting agreements on the Aurora Casino and the Tunica Casino, respectively. On December 31, 1996, HCC distributed the common stock of GBCC owned by HCC to its shareholders. As a result of the dividend, GBCC is no longer a subsidiary of HCC.

   As further discussed in the Notes to Consolidated Financial Statements, HCC issued $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate senior secured notes due May 1, 2006 (collectively, the "Senior Secured Notes") through a private debt offering in May 1999. A Registration Statement on Form S-4 to exchange the Senior Secured Notes for identical registered notes was filed on July 16, 1999 and was declared effective by the Securities and Exchange Commission during August 1999. The Senior Notes are unconditionally guaranteed on a senior secured basis by HCT, HCS and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (i) substantially all of the assets of HCT, (ii) a limited lien on substantially all of the assets of HCA and (iii) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein. HCS currently has no operations or significant assets; accordingly, separate financial statements are not included herein. HCL has been designated an "Unrestricted Subsidiary" of HCC and the operations of the Shreveport Casino, other than management fees paid to HCS, will not provide credit support for the Senior Secured Notes.

   Proceeds of the debt offering were used to purchase and discharge the $204,712,000 balance of previously outstanding senior secured notes and to fund a portion of HCC's equity investment in the Shreveport Casino, and will be used, among other things, for a proposed expansion of the Aurora Casino's operating facilities and to purchase and terminate the management and consulting agreements on the Aurora and Tunica casinos.

   The consolidated financial statements and financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCC and HCT and the financial position of HCA as of June 30, 1999, the results of their operations for the three and six month periods ended June 30, 1999 and 1998 and their cash flows for the six month periods ended June 30, 1999 and 1998.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1998 Annual Report on Form 10-K.

   Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality. Consequently, the results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                       June 30,
                                                         1999       December 31,
                                                      (Unaudited)       1998
                                                      -----------   ------------
Current Assets:
 Cash and cash equivalents                           $141,162,000   $ 42,118,000
 Short-term investments                                         -      3,905,000
 Restricted cash                                       40,733,000              -
 Accounts receivable, net of allowances of
  $1,667,000 and $1,468,000, respectively               3,466,000      2,368,000
 Inventories                                            1,328,000      1,385,000
 Deferred income taxes                                    591,000        890,000
 Refundable deposits and other
  current assets                                        1,939,000      1,908,000
 Due from affiliates, net of valuation allowances       8,677,000      8,893,000
                                                     ------------   ------------

  Total current assets                                197,896,000     61,467,000
                                                     ------------   ------------

Investment in unconsolidated affiliates                 2,128,000      4,581,000
                                                     ------------   ------------

Property and Equipment:
 Land                                                   7,812,000      7,812,000
 Buildings and improvements                           120,060,000    120,060,000
 Riverboats and barges                                 40,368,000     40,166,000
 Operating equipment                                   79,391,000     77,192,000
 Construction in progress                               5,548,000      3,227,000
                                                     ------------   ------------

                                                      253,179,000    248,457,000
 Less - accumulated depreciation
  and amortization                                    (86,842,000)   (80,642,000)
                                                     ------------   ------------

  Net property and equipment                          166,337,000    167,815,000
                                                     ------------   ------------

Other Assets:
 Deferred financing costs                              10,129,000      4,792,000
 Land rights                                            7,149,000      7,250,000
 Due from affiliates, net of valuation allowances      12,359,000     12,359,000
 Land held for sale, net of valuation allowances        2,216,000      6,232,000
 Other assets                                           9,939,000      6,244,000
                                                     ------------   ------------

  Total other assets                                   41,792,000     36,877,000
                                                     ------------   ------------

                                                     $408,153,000   $270,740,000
                                                     ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY


                                                           June 30,
                                                             1999        December 31,
                                                         (Unaudited)         1998
                                                         -----------    -------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                         $   3,738,000   $   7,914,000
 Accounts payable                                           4,172,000       4,578,000
 Accrued liabilities -
  Salaries and wages                                        4,367,000       5,023,000
  Interest                                                  5,307,000       4,872,000
  Gaming and other taxes                                    7,760,000       1,613,000
  Insurance                                                 3,128,000       2,940,000
  Other                                                     4,130,000       4,503,000
 Other current liabilities                                  3,291,000       3,311,000
                                                        -------------   -------------

  Total current liabilities                                35,893,000      34,754,000
                                                        -------------   -------------

Long-Term Debt                                            365,045,000     199,667,000
                                                        -------------   -------------

Capital Lease Obligations                                  19,650,000      19,948,000
                                                        -------------   -------------

Other Noncurrent Liabilities                                5,797,000       5,755,000
                                                        -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                    2,057,000       3,104,000
                                                        -------------   -------------

Shareholders' (Deficit) Equity:
 Common Stock -
  Class A common stock, $.0001 par value per share;
   50,000,000 shares authorized; 24,950,000 shares
   issued and outstanding                                       2,000           2,000
  Class B, non-voting, $.01 par value per share;
   10,000,000 shares authorized; no shares issued                   -               -
 Additional paid-in capital                               216,926,000     216,926,000
 Accumulated deficit                                     (237,217,000)   (209,416,000)
                                                        -------------   -------------

  Total shareholders' (deficit) equity                    (20,289,000)      7,512,000
                                                        -------------   -------------

                                                        $ 408,153,000   $ 270,740,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 -------------  ------------
Revenues:
 Casino                                                          $ 72,414,000   $62,336,000
 Rooms                                                              2,631,000     2,501,000
 Food and beverage                                                  7,334,000     7,178,000
 Other                                                              1,173,000       982,000
                                                                 ------------   -----------

                                                                   83,552,000    72,997,000
 Less - promotional allowances                                     (7,401,000)   (6,644,000)
                                                                 ------------   -----------

  Net revenues                                                     76,151,000    66,353,000
                                                                 ------------   -----------

Expenses:
 Casino                                                            52,142,000    45,850,000
 Rooms                                                                343,000       453,000
 Food and beverage                                                  2,166,000     2,173,000
 Other                                                                583,000       659,000
 General and administrative                                         4,815,000     4,533,000
 Consulting fees                                                      300,000       300,000
 Depreciation and amortization                                      3,858,000     4,210,000
 Development and preopening                                           269,000       169,000
                                                                 ------------   -----------

   Total expenses                                                  64,476,000    58,347,000
                                                                 ------------   -----------

Income from operations                                             11,675,000     8,006,000
                                                                 ------------   -----------

Non-operating income (expense):
 Interest income                                                    1,097,000       745,000
 Interest expense                                                  (9,078,000)   (7,456,000)
 Loss on disposal of assets                                           (55,000)      (64,000)
                                                                 ------------   -----------

  Total non-operating expense, net                                 (8,036,000)   (6,775,000)
                                                                 ------------   -----------

Income before income taxes, extraordinary and other items           3,639,000     1,231,000
Income tax provision                                                 (349,000)     (374,000)
                                                                 ------------   -----------

Income before extraordinary and other items                         3,290,000       857,000
Minority interest in earnings of Limited Partnership (Note 1)      (1,068,000)     (712,000)
                                                                 ------------   -----------

Income before extraordinary item                                    2,222,000       145,000
Extraordinary item - early extinguishment of debt                 (30,353,000)            -
                                                                 ------------   -----------

Net (loss) income                                                $(28,131,000)  $   145,000
                                                                 ============   ===========

Basic (loss) income per share:
   Before extraordinary item                                     $        .09          $.01
   Extraordinary item                                                   (1.22)            -
                                                                 ------------   -----------

   Net (loss) income                                             $      (1.13)         $.01
                                                                 ============   ===========

Diluted (loss) income per share:
   Before extraordinary item                                     $        .09          $.01
   Extraordinary item                                                   (1.21)            -
                                                                 ------------   -----------

   Net (loss) income                                             $      (1.12)         $.01
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 -------------  -------------
Revenues:
 Casino                                                          $138,759,000   $122,242,000
 Rooms                                                              5,025,000      4,508,000
 Food and beverage                                                 14,318,000     13,959,000
 Other                                                              2,143,000      1,899,000
                                                                 ------------   ------------

                                                                  160,245,000    142,608,000
 Less - promotional allowances                                    (14,321,000)   (12,448,000)
                                                                 ------------   ------------

  Net revenues                                                    145,924,000    130,160,000
                                                                 ------------   ------------

Expenses:
 Casino                                                           100,276,000     88,222,000
 Rooms                                                                612,000        898,000
 Food and beverage                                                  4,353,000      4,346,000
 Other                                                              1,078,000      1,342,000
 General and administrative                                         9,400,000      8,838,000
 Consulting fees                                                      600,000        600,000
 Depreciation and amortization                                      7,858,000      8,424,000
 Development and preopening                                           484,000        424,000
                                                                 ------------   ------------

   Total expenses                                                 124,661,000    113,094,000
                                                                 ------------   ------------

Income from operations                                             21,263,000     17,066,000
                                                                 ------------   ------------

Non-operating income (expense):
 Interest income                                                    1,456,000      1,417,000
 Interest expense                                                 (16,467,000)   (14,907,000)
 Loss on disposal of assets                                           (56,000)       (65,000)
                                                                 ------------   ------------

  Total non-operating expense, net                                (15,067,000)   (13,555,000)
                                                                 ------------   ------------

Income before income taxes, extraordinary and other items           6,196,000      3,511,000
Income tax provision                                                 (554,000)      (665,000)
                                                                 ------------   ------------

Income before extraordinary and other items                         5,642,000      2,846,000
Minority interest in earnings of Limited Partnership (Note 1)      (3,090,000)    (2,632,000)
                                                                 ------------   ------------

Income before extraordinary item                                    2,552,000        214,000
Extraordinary item - early extinguishment of debt                 (30,353,000)             -
                                                                 ------------   ------------

Net (loss) income                                                $(27,801,000)  $    214,000
                                                                 ============   ============

Basic (loss) income per share:
   Before extraordinary item                                     $        .10           $.01
   Extraordinary item                                                   (1.22)             -
                                                                 ------------   ------------

   Net (loss) income                                             $      (1.12)          $.01
                                                                 ============   ============

Diluted (loss) income per share:
   Before extraordinary item                                     $        .10           $.01
   Extraordinary item                                                   (1.21)             -
                                                                 ------------   ------------

   Net (loss) income                                             $      (1.11)          $.01
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                 Six Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                                1999           1998
                                                           --------------  ------------

OPERATING ACTIVITIES:
 Net (loss) income                                         $ (27,801,000)  $   214,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Extraordinary item                                          30,353,000             -
  Depreciation and amortization, including accretion
   of debt discount                                            8,282,000     8,928,000
  Loss on disposal of assets                                      56,000        65,000
  Minority interest in earnings of Limited Partnership         3,090,000     2,632,000
  Provision for doubtful accounts                                324,000       466,000
  Deferred income tax provision                                   (2,000)      343,000
  (Increase) decrease in accounts receivable                  (1,422,000)      140,000
  Increase in accounts payable and accrued expenses            4,833,000     4,643,000
  Net change in other current assets and liabilities             222,000      (984,000)
  Net change in other noncurrent assets and liabilities         (504,000)     (522,000)
                                                           -------------   -----------

   Net cash provided by operating activities                  17,431,000    15,925,000
                                                           -------------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                          (5,767,000)   (3,795,000)
 Short-term investments                                        3,905,000             -
 Restricted cash                                             (40,733,000)            -
 Project costs                                                (1,318,000)            -
 Increase in cash from acquisition                             1,524,000             -
 Collections on notes receivable                                       -     6,000,000
 Proceeds from disposal of assets                              3,941,000        15,000
 Investments in unconsolidated affiliates                        (75,000)            -
                                                           -------------   -----------

 Net cash (used in) provided by investing activities         (38,523,000)    2,220,000
                                                           -------------   -----------

FINANCING ACTIVITIES:
 Borrowings on credit facilities                                       -       398,000
 Proceeds from issuance of long-term debt                    343,044,000             -
 Deferred financing costs                                    (10,036,000)            -
 Repayments of long-term debt                               (208,456,000)   (1,602,000)
 Payments on capital lease obligations                          (279,000)     (291,000)
 Limited partnership distributions                            (4,137,000)   (3,089,000)
                                                           -------------   -----------

  Net cash provided by (used in) financing activities        120,136,000    (4,584,000)
                                                           -------------   -----------

  Net increase in cash and cash equivalents                   99,044,000    13,561,000
  Cash and cash equivalents at beginning of period            42,118,000    40,259,000
                                                           -------------   -----------

  Cash and cash equivalents at end of period               $ 141,162,000   $53,820,000
                                                           =============   ===========


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

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("HWCC-Shreveport"). HCA is an Illinois corporation organized during 1990 which owns and operates a riverboat gaming operation with approximately 30,000 square feet of gaming space together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois (the "Aurora Casino") approximately 35 miles west of Chicago. HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 506-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi (the "Tunica Casino") approximately 30 miles south of Memphis, Tennessee. The Aurora Casino and the Tunica Casino commenced operations in June 1993 and August 1994, respectively. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana which will own and develop a destination gaming resort including a dockside casino, all suite hotel and other entertainment facilities located in Shreveport, Louisiana (the "Shreveport Casino") approximately 180 miles east of Dallas, Texas . HWCC-Shreveport is a Louisiana corporation formed by HCC in 1997 which will hold the management contract for the Shreveport Casino.

     The Company believes that its two currently operating gaming facilities derive a significant amount of their gaming revenues from patrons living in the surrounding areas. Competition within the Company's gaming markets is intense and management believes that this competition will continue or intensify in the future.

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

     Effective as of April 1, 1997, HCC acquired the general partnership interest in Pratt Management L.P. ("PML") from PPI Corporation, a wholly owned subsidiary of GBCC. PML holds the management contract on and earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. As general partner, HCC receives 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest continues to be held by Pratt Casino Corporation ("PCC"), a wholly owned subsidiary of GBCC, and is reflected on the accompanying consolidated financial statements as a minority interest. PCC also has a consulting contract with the Tunica Casino (see Note 6).

     On April 28, 1999, HCC entered into a voting agreement with GBCC and certain of its wholly owned subsidiaries, including PCC and PRT Funding Corp. ("PRT Funding"), and the holders of

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


substantially all of the $85,000,000 of unsecured senior notes (the "PRT Funding Notes") issued by PRT Funding and guaranteed by PCC. The PRT Funding Notes are currently in default. Under the terms of the agreement, HCC will purchase the stock of PCC from GBCC for nominal consideration and fund the payment of PCC's obligations as part of a debt restructuring of PRT Funding, PCC and other subsidiaries of PCC. When acquired by HCC, PCC's assets will consist of its limited partnership interest in PML and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note payable to the Trustee for the PRT Funding Notes. The Company will fund the payment of PCC's obligations by redeeming the newly issued note for $40,329,000; such payment will result in a charge to expense by the Company as no asset value will be attributed to the management contract and consulting agreement when acquired. After the acquisition of PCC, the Company will no longer report a minority interest in PML nor pay the Tunica consulting fee to a subsidiary of GBCC. The minority interest and consulting fee expense totaled $1,368,000 and $3,690,000, respectively, for the three and six month periods ended June 30, 1999 and $7,694,000 for the year ended December 31, 1998.

     In order to complete the restructuring, PCC and PRT Funding filed for protection under Chapter 11 on May 25, 1999 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan requires approval by the bankruptcy court as well as by various gaming regulatory organizations. Management presently anticipates that all necessary approvals will be obtained by early in the fourth quarter of 1999.

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

     In September 1998, HCL received a preliminary license to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. HCL's 50% investment in the joint venture ($2,500,000) was reflected on the accompanying consolidated balance sheet at December 31, 1998 as investment in unconsolidated affiliate.

     On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Casino. The acquisition price was $2,500,000 (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board on April 20, 1999. As a result, HCL now has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is ever sold. The acquisition has been accounted for under the purchase method of accounting. Accordingly, effective with the April 23, 1999 closing of HCL's acquisition of the additional joint venture interest, the joint venture is included in the consolidated financial statements of HCC. The acquired company had no significant operating activities prior to the acquisition date.

     The total estimated cost of the Shreveport Casino is approximately $230,000,000 which will be financed with a combination of equity contributions, project specific debt financing that is non-recourse

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


to HCC and furniture, fixture and equipment financing (see Note 10). HCL anticipates commencing construction in August 1999 with a planned opening date approximately 14 months later.

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

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Land held for sale is shown net of a valuation allowance in the amount of $3,084,000 and $3,432,000, respectively, on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998.

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

     The consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998.

(2)  (Loss) Earnings per common share -

     Basic (loss) earnings per common share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and potential common shares outstanding.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of (loss) earnings per share is as follows:


                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                     ----------------------  ----------------------
                                        1999        1998        1999        1998
                                     ----------  ----------  ----------  ----------
Shares used in the calculation of:
---------------------------------

Basic net (loss) income per share    24,949,976  24,949,976  24,949,976  24,942,682
Diluted net (loss) income per share  25,119,701  24,952,485  25,035,734  24,952,213

     The number of shares used in the calculation of diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 1,132,500 and 772,418, respectively, for the three month periods ended June 30, 1999 and 1998 and 1,132,500 and 713,204, respectively, for the six months periods ended June 30, 1999 and 1998.

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness.


                                                             June 30,      December 31,
                                                               1999           1998
                                                           ------------   -------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)                 $310,000,000   $          -
 Floating rate Senior Secured Notes, due 2006 (a)            50,000,000              -
 12.75% Senior Secured Notes, due 2003, net of discount
  of $7,013,000 at December 31, 1998 (b)                              -    200,199,000
 Promissory note due to affiliate (Note 6)                    2,484,000      2,836,000
                                                           ------------   ------------

                                                            362,484,000    203,035,000
                                                           ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (c)                                  2,334,000      1,900,000
                                                           ------------   ------------

Indebtedness of HCT :
 Equipment loans (d)                                          2,676,000      1,291,000
 Bank credit facility (e)                                       377,000        462,000
                                                           ------------   ------------

                                                              3,053,000      1,753,000
                                                           ------------   ------------

 Total indebtedness                                         367,871,000    206,688,000
  Less - current maturities                                  (2,826,000)    (7,021,000)
                                                           ------------   ------------

   Total long-term debt                                    $365,045,000   $199,667,000
                                                           ============   ============

--------------------

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes (see (b) below) through a private debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000
     of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). The floating rate notes have an initial interest rate of 11.36% per annum which will be adjusted semiannually based on LIBOR plus 628 basis points. In addition to refinancing existing debt, the Company plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino, to fund a portion of the Company's equity investment in the Shreveport Casino (see Note 1), to acquire the management and consulting contracts on the Aurora and Tunica casinos (see Note 1), and, to the extent available, for working capital purposes. The funds needed to acquire the management and consulting contracts have been placed in escrow and are reflected as restricted cash on the accompanying consolidated balance sheet at June 30, 1999. If it is determined that the Company can not complete the acquisition of such contracts or if it has not completed the acquisition by January 31, 2000, the $40,733,000 restricted cash will be used to redeem $40,329,000 principal amount of the Senior Secured Notes at 101% of face value. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 commencing on November 1, 1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and HCS and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of the management contract for the Shreveport Casino.

     The fixed rate Senior Secured notes are redeemable at the option of HCC any time on or after May 1, 2003 at 107% of the then outstanding principal amount, decreasing to 104.666%, 102.333% and 100%, respectively, on May 1, 2004, 2005 and 2006. The Company may also redeem up to 35% of the fixed rate Senior Secured Notes at a redemption price of 111.25% plus accrued interest at any time prior to May 1, 2002 with the proceeds from an offering of HCC's common stock if net proceeds to the Company from any such offering are at least $20 million.

     The floating rate Senior Secured Notes may be redeemed at the option of HCC at any time at an initial redemption price of 105% plus accrued interest with the redemption premium decreasing by 1% on May 1 of each year beginning May 1, 2000.

     The indenture to the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, HCS or any future guarantor; or enter into certain transactions with affiliates. The indenture also requires certain financial reporting information (see Note 8).

(b) During October 1995, HCC issued $210,000,000 of 12 .75% Senior Secured Notes (the "12.75% Senior Secured Notes") due November 1, 2003, discounted to yield 13 3/4% per annum. Interest

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     on the 12.75% Senior Secured Notes was payable semiannually on May 1 and November 1 of each year.

     Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC was required to make an offer to purchase not more than $2,500,000 in principal amount of the 12.75% Senior Secured Notes at a price of 106.375% of the principal amount tendered. A total of $5,288,000 of 12.75% Senior Notes were purchased by the Company. The remaining 12.75% Senior Secured Notes were repaid in May 1999 with a portion of the proceeds of the Senior Secured Notes (see (a) above).

(c) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement are payable in 36 monthly installments including interest at the rate of 7.5% per annum. HCA borrowed $2,000,000 under the agreement during October 1998.

     On May 19, 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in monthly installments of $15,000 including interest at the rate of 7.5% per annum.

(d) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 1999 and 2002.

(e) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against through September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility are to be repaid in monthly installments over a period of 36 months and are collateralized by equipment purchased with the loan proceeds. The credit facility was not renewed by HCT.

     Scheduled payments of long-term debt as of June 30, 1999 are set forth below:

           1999 (six months)    $  1,357,000
           2000                    2,896,000
           2001                    2,519,000
           2002                      856,000
           2003                      168,000
          Thereafter             360,075,000
                                ------------

              Total             $367,871,000
                                ============

     Interest paid amounted to $15,608,000 and $14,425,000, respectively, during the six month periods ended June 30, 1999 and 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(4)  Capital Leases

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7.625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities arising out of its operation of both parking garages.

     HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% per annum and expired in 1998.

     The original cost of HCA's parking garages is included in buildings on the accompanying consolidated balance sheets at both June 30, 1999 and December 31, 1998 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,091,000 and $7,260,000, respectively, are included in operating equipment on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998. Amortization expense with respect to these assets amounted to $245,000 and $333,000 during the three month periods ended June 30, 1999 and 1998, respectively, and $491,000 and $665,000 during the six month periods ended June 30, 1999 and 1998, respectively. Accumulated amortization at June 30, 1999 and December 31, 1998 with respect to these assets amounted to $11,127,000 and $10,805,000, respectively.

     Future minimum lease payments under capital lease obligations as of June 30, 1999 are as follows:

     1999 (six months)                                 $  1,390,000
     2000                                                 2,483,000
     2001                                                 2,532,000
     2002                                                 2,643,000
     2003                                                 2,660,000
     Thereafter                                          21,417,000
                                                       ------------

     Total minimum lease payments                        33,125,000
     Less amount representing interest                  (12,563,000)
                                                       ------------
     Present value of future
      minimum lease payments                             20,562,000
     Current capital lease obligation                      (912,000)
                                                       ------------

     Long-term capital lease obligation                $ 19,650,000
                                                       ------------

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(5)  Income Taxes

     HCC's provision for income taxes consists of the following:

                                   Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                 ----------------------  ----------------------
                                     1999       1998         1999       1998
                                 -----------  ---------  -----------  ---------
 Current:
   Federal                       $         -  $       -  $         -  $       -
   State                            (349,000)  (193,000)    (552,000)  (322,000)
 Deferred:
   Federal                         9,645,000   (180,000)   9,492,000   (287,000)
   State                                   -     (1,000)      (2,000)   (42,000)
  Change in valuation allowance   (9,645,000)         -   (9,492,000)   (14,000)
                                 -----------  ---------  -----------  ---------

                                 $  (349,000) $(374,000) $  (554,000) $(665,000)
                                 ===========  =========  ===========  =========

     Federal tax payments of $150,000 were made during the six month period ended June 30, 1999; no such payments were made during the six month period ended June 30, 1998. State tax payments of $250,000 and $328,000, respectively, were made during the six month periods ended June 30, 1999 and 1998.

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

     At June 30, 1999, HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $29,500,000, none of which begin to expire until the year 2018. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $4,913,000 and $571,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $1,845,000 and $1,843,000 at June 30, 1999 and December 31, 1998, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     The components of the net deferred tax asset and classification on the accompanying consolidated balance sheets are as follows:

                                        June 30,     December 31,
                                          1999           1998
                                      -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards     $ 10,013,000   $  1,305,000
 Valuation and other allowances          9,357,000      8,241,000
 Alternative minimum tax credit          4,913,000      4,913,000
 Investment and jobs tax credits           571,000        415,000
 Basis in limited partnership            2,890,000      2,890,000
 Other liabilities and accruals          3,983,000      4,145,000
 Benefits accrual                        1,715,000      1,711,000
 Other                                   1,026,000        724,000
                                      ------------   ------------

  Total deferred tax assets             34,468,000     24,344,000
                                      ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization          (9,117,000)    (8,610,000)
 Basis in debt obligations                (850,000)      (727,000)
                                      ------------   ------------

  Total deferred tax liabilities        (9,967,000)    (9,337,000)
                                      ------------   ------------

Net deferred tax asset                  24,501,000     15,007,000
Valuation allowance                    (22,656,000)   (13,164,000)
                                      ------------   ------------

                                      $  1,845,000   $  1,843,000
                                      ============   ============

Classified as:
 Current deferred income tax asset    $    591,000   $    890,000
 Other assets                            1,849,000      1,524,000
 Other noncurrent liabilities             (595,000)      (571,000)

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

(6)  Transactions with Related Parties

     HCC has advanced funds to GBCC totaling $6,750,000 as of both June 30, 1999 and December 31, 1998. During the third quarter of 1996, HCC loaned $6,500,000 to GBCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. An additional $250,000 note became due on April 1, 1998 for which payment has not been received. This advance continues to

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


bear interest at the rate of 14% per annum, payable semiannually. Effective as of January 1, 1999, interest earned on the outstanding obligations from GBCC is being fully reserved for the same reasons as discussed below with respect to the PPI Funding Notes. Interest receivable amounting to $1,781,000, net of a valuation allowance of $464,000 in 1999, is included in due from affiliates on the accompanying consolidated balance sheets at both June 30, 1999 and December 31, 1998. Interest income earned on loans and advances to GBCC amounted to $232,000 and $464,000, respectively, during the three and six month periods ended June 30, 1998.

     In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. HCC incurred interest expense with respect to the note amounting to $89,000 and $113,000, respectively, during the three month periods ended June 30, 1999 and 1998 and $183,000 and $229,000, respectively, during the six month periods ended June 30, 1999 and 1998. Accrued interest of $29,000 and $34,000 with respect to the note is included in interest payable on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998, respectively.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


of debt discussed above, the carrying amount of the PPI Funding Notes has been further reduced to an estimated realizable value of $12,322,000. Management presently anticipates that the remaining balance will be realized through a combination of repayments from GBCC and additional asset acquisitions from GBCC and its subsidiaries.

     HCT incurs a monthly consulting fee of $100,000 pursuant to a consulting agreement expiring December 31, 2003 with PCC. Such fees amounted to $300,000 and $600,000, respectively, during each of the three and six month periods ended June 30, 1999 and 1998.

     Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, provides computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided include hardware, software, and operator support and, for the most part, such services are billed by ACSC at its direct costs plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. ACSC's billings to HCC and its subsidiaries for such products and services during the three month periods ended June 30, 1999 and 1998 amounted to $291,000 and $352,000, respectively; such billings amounted to $580,000 and $649,000, respectively, during the six month periods ended June 30, 1999 and 1998. At June 30, 1999 and December 31, 1998, unpaid charges of $155,000 and $109,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets.

     HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Such allocated costs and fees amounted to $309,000 and $546,000, respectively, for the three month periods ended June 30, 1999 and 1998; such costs and fees amounted to $152,000 and $260,000, respectively, during the six month periods ended June 30, 1999 and 1998. Net receivables from GBCC and its subsidiaries in the amount of $5,000 and $172,000 are included in due from affiliates on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998, respectively.

     During 1998, the Company determined that it should revise its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. As a result of the revised tax treatment for the spin-off of GBCC stock to HCC's shareholders, shareholders of the Company on the distribution date would also have been required to revise their method of reporting the distribution received on their separate federal income tax returns. The Company committed to assume the obligation for additional federal income taxes owed by its shareholders arising from the revised tax treatment. Consequently, the Company reached an agreement with the Internal Revenue Service to settle such obligations on behalf of its shareholders, exclusive of the Pratt Family, for $100,000 and to issue new tax reporting forms to the Pratt Family. Such forms required the Pratt Family members to amend their federal income tax returns for 1996 resulting in substantial additional tax obligations totaling approximately $790,000. The shareholder obligations assumed by the Company are included in other accrued liabilities on the accompanying consolidated balance sheet at December 31, 1998; substantially all of these obligations were settled during the first quarter of 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(7)  Commitments and Contingencies

  Ground Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $1,061,000 and $946,000, respectively, during the three month periods ended June 30, 1999 and 1998 and $2,056,000 and $1,886,000, respectively, during the six month periods ended June 30, 1999 and 1998 in connection with the ground lease.

     In May 1999, the joint venture partnership formed to develop the Shreveport Casino entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino will be built. The term of the lease begins when construction commences and ends on the tenth anniversary of the date the Shreveport Casino opens. The partnership has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease if construction has not begun by November 19, 1999 and the partnership may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Rental payments under the lease are $10,000 per month during the construction period increasing to $450,000 per year upon opening and continuing at that amount for the remainder of the initial lease term. During the first five-year renewal term, the annual rental will be $402,500. Subsequent renewal period rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, the partnership will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

     Trial before a magistrate judge commenced on July 19, 1999 and concluded on July 26, 1999. The judge has not yet issued a ruling and has provided no definitive date by which such a ruling will be issued. Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and have defended their position and pursued their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

  Other Litigation -

     On October 8, 1998, HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, HCC's former independent accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the discovery stage.

     Third parties could assert obligations against the partnership developing the Shreveport Casino for liabilities that have arisen or that might arise against its predecessors or the partners of its predecessors with respect to any period prior to September 22, 1998, the date on which the partnership was reconstituted in its current form. Management believes that in the event such a claim arises, it would be adequately covered under either existing indemnification agreements with the former partners or insurance policies maintained by the partnership's predecessors or their partners.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(8)  Supplemental Cash Flow Information

     In connection with the acquisition of one of its joint venture partner's interest in the Shreveport Casino project during April 1999, the joint venture became a consolidated subsidiary of HCC. The acquisition of the joint venture interest and consolidation of the joint venture resulted in the assumption of liabilities as follows:

     Fair value of assets acquired                            $ 4,069,000
     Cash acquired                                              1,525,000
     Elimination of investment in HCC's unconsolidated
      joint venture                                            (2,546,000)
     Contingent liability for purchase                         (2,499,000)
     Preacquisition earnings attributable to joint venture
      partner                                                     (46,000)
     Cash paid for capital stock                                   (1,000)
                                                              -----------

         Liabilities assumed                                  $   502,000
                                                              ===========

(9)  Unrestricted Subsidiaries

     Under the terms of the indenture to the Senior Secured Notes (see Note 3), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries; HWCC-Holdings, Inc.; HWCC-Golf Course Partners, Inc.; and PML. The following presentation

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


summarizes the financial position and results of operations of the Company reflecting its Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.

                            Condensed Balance Sheet
                                 June 30, 1999
                            (amounts in thousands)

Current Assets:                                                        Current Liabilities:
Cash and cash items                                   $139,432         Current maturities of long-
Restricted cash                                         40,733          term debt and capital leases                      $  3,738
Accounts receivable, net of allowance                                  Accounts payable and accrued
 of $1,667                                               3,466          liabilities                                         28,976
Inventories                                              1,328         Other current liabilities                             3,291
Prepaid expenses and other                                                                                                --------
 current assets                                          2,530                                                              36,005
Due from affiliates                                      8,677                                                            --------
                                                      --------
                                                       196,166         Long-term debt                                      365,045
                                                      --------                                                            --------
Investment in and advances to
  Unrestricted Subsidiaries                              7,010         Capital lease obligations                            19,650
                                                      --------                                                            --------
Property and equipment, net of                                         Other noncurrent liabilities                          5,797
  accumulated depreciation and                                                                                            --------
  amortization of $86,842                              166,200         Minority interest in limited partnership              2,057
                                                      --------                                                            --------
                                                                       Shareholders' equity:
Other Assets:                                                          Common stock                                              2
Deferred finance costs                                  10,129         Additional paid-in capital                          216,926
Due from affiliates, net of valuation                                  Accumulated deficit                                (237,217)
  allowances                                            12,359                                                            --------
Other assets                                            16,401
                                                      --------                                                             (20,289)
                                                        38,889                                                            --------
                                                      --------
                                                                                                                          $408,265
                                                      $408,265                                                            ========
                                                      ========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


                      Condensed Statements of Operations
                            (amounts in thousands)


                                                       Three Months     Six Months
                                                          Ended           Ended
                                                      June 30, 1999   June 30, 1999
                                                      -------------   -------------

Net revenues                                               $ 76,151        $145,924
                                                           --------        --------

Expenses:
 Departmental expenses                                       55,234         106,319
 General and administrative                                   4,504           8,770
 Management and consulting fees                               1,912           4,812
 Depreciation and amortization                                3,858           7,858
 Development                                                    166             374
                                                           --------        --------

    Total expenses                                           65,674         128,133
                                                           --------        --------

Income from operations                                       10,477          17,791
Non-operating expense, net                                   (8,094)        (15,144)
                                                           --------        --------
Income before taxes, extraordinary and other items            2,383           2,647
Provision for taxes                                            (348)           (553)
                                                           --------        --------
Income before extraordinary and other items                   2,035           2,094
Equity in income of unrestricted subsidiaries                   187             458
                                                           --------        --------

Income before extraordinary item                              2,222           2,552
Extraordinary item - loss from early
 extinguishment of debt                                     (30,353)        (30,353)
                                                           --------        --------

Net loss                                                   $(28,131)       $(27,801)
                                                           ========        ========

(10) Subsequent Events and Partnership Agreements

     During August 1999, the partnership formed to develop the Shreveport Casino issued $150,000,000 of 13% First Mortgage Notes, with contingent interest (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC. The Shreveport First Mortgage Notes, together with a total of $49,000,000 of capital contributions from HCC, a $1,000,000 capital contribution from HCC's joint venture partner made with funds loaned by HCC and $30,000,000 in furniture, fixture and equipment financing for which a commitment letter has been obtained are expected to provide the estimated $230,000,000 needed to construct and open the Shreveport Casino. In addition, HCC has agreed to contribute up to an additional $5,000,000 in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,370 slot machines and 75 table games; a 405-room, all

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


suite, art deco style hotel; and approximately 42,000 square feet of retail, restaurant and entertainment facilities.

     Interest on the Shreveport First Mortgage Notes is payable semiannually on February 1 and August 1 of each year commencing in February 2000. In addition, contingent interest will be payable on each interest payment date after the opening of the Shreveport Casino. The amount of the contingent interest will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5,000,000 for any four consecutive fiscal quarters. The notes are collateralized by a first priority secured interest in substantially all of the partnership's existing and future assets other than furniture and equipment for which up to $35,000,000 of equipment financing has been or will be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     The Shreveport First Mortgage Notes are redeemable at the option of the partnership at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport First Mortgage Notes may also be redeemed at any time prior to August 1, 2002 with proceeds of contributions to the partnership made by HCC from certain offerings of equity securities by HCC.

     The indenture to the Shreveport First Mortgage Notes contains various provisions limiting the ability of the partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture also limits the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the partnership.

     In accordance with the amended and restated partnership agreement, HCL agreed that upon the closing of the Shreveport First Mortgage Notes, it would loan $1,000,000 to its joint venture partner which they will use to make a $1,000,000 capital contribution to the partnership. The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Principle on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino. The joint venture partner was also given credit for an additional $1,000,000 capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5,000,000 obligation to the partnership's former partner as discussed in the following paragraph. The credit was in recognition of guarantees provided by an affiliate of the partner which were necessary for the partnership to obtain approval of its license. The $2,000,000 equity interest of the partner will be reflected as minority interest in the consolidated financial statements of HCC in subsequent periods.

     The former partners of the partnership's predecessor conducted riverboat gaming operations in New Orleans. In connection with the change in site to Shreveport, the former partners entered into a Compromise Agreement with the City of New Orleans under which the city would be paid a fee of $10,000,000.
One of the former partners paid $5,000,000 of the amount to the City of New Orleans. The current partners agreed that the Shreveport Casino would pay the remaining $5,000,000 upon securing financing for its construction. In addition, the current partners agreed that the Shreveport Casino would reimburse the former partner $2,000,000 of the amount it paid to the city; such repayment is to be paid upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


$200,000 commencing with the opening of the Shreveport Casino. Because the $5,000,000 and $2,000,000 did not become obligations until the August 1999 closing of the Shreveport First Mortgage Notes, these contingent obligations and associated project costs in the aggregate of $7,000,000 were not reflected in the accompanying consolidated financial statements of HCC at June 30, 1999.

     HCL's joint venture partner will receive, among other things, an amount equal to 1% of "complex net revenues" of the Shreveport Casino, as defined, which approximates net revenues, in exchange for the assignment by the partner of its interest in the partnership to HCL.

     The partnership has also entered into an agreement with HCL's joint venture partner to provide certain marine services. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of the partner for its direct expenses incurred, the Shreveport Casino will pay a monthly fee of $30,000 effective with its opening.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                                    ASSETS


                                                     June 30,
                                                       1999       December 31,
                                                    (Unaudited)       1998
                                                   ------------   ------------

Current Assets:
 Cash and cash equivalents                         $ 18,670,000   $  9,718,000
 Accounts receivable, net of allowances
  of $795,000 and $655,000, respectively              1,136,000      1,128,000
 Inventories                                            579,000        606,000
 Deferred income taxes                                1,728,000      1,540,000
 Due from affiliates                                     30,000        428,000
 Prepaid expenses and other current assets              743,000      1,010,000
                                                   ------------   ------------

  Total current assets                               22,886,000     14,430,000
                                                   ------------   ------------

Property and Equipment:
 Land improvements                                    3,167,000      3,167,000
 Buildings and improvements                          46,205,000     46,205,000
 Riverboats                                          37,844,000     37,642,000
 Operating equipment                                 38,019,000     37,192,000
 Construction in progress                               956,000        615,000
                                                   ------------   ------------

                                                    126,191,000    124,821,000
 Less - accumulated depreciation and amortization   (44,669,000)   (41,114,000)
                                                   ------------   ------------

  Net property and equipment                         81,522,000     83,707,000
                                                   ------------   ------------

Other Assets                                          2,509,000      2,173,000
                                                   ------------   ------------

                                                   $106,917,000   $100,310,000
                                                   ============   ============

 The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                              June 30,
                                                1999       December 31,
                                             (Unaudited)       1998
                                            ------------   ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  1,690,000   $  6,517,000
 Accounts payable                              1,834,000      2,199,000
 Accrued liabilities -
  Salaries and wages                           2,141,000      2,300,000
  Interest                                       588,000      1,058,000
  Gaming and other taxes                       6,376,000        981,000
  Insurance                                    1,218,000        965,000
  Other                                        1,555,000      1,374,000
 Due to affiliates                             3,887,000      2,109,000
 Other current liabilities                     1,078,000        993,000
                                            ------------   ------------

  Total current liabilities                   20,367,000     18,496,000
                                            ------------   ------------

Long-Term Debt                                30,563,000     27,783,000
                                            ------------   ------------

Capital Lease Obligations                     19,650,000     19,948,000
                                            ------------   ------------

Deferred Income Taxes                          5,591,000      5,363,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000         15,000
 Additional paid-in capital                   25,541,000     25,541,000
 Retained earnings                             5,190,000      3,164,000
                                            ------------   ------------

  Total shareholder's equity                  30,746,000     28,720,000
                                            ------------   ------------

                                            $106,917,000   $100,310,000
                                            ============   ============

 The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Three Months Ended
                                               June 30,
                                      -------------------------
                                          1999          1998
                                      -----------   -----------

Revenues:
 Casino                               $46,193,000   $38,548,000
 Food and beverage                      3,602,000     3,373,000
 Other                                    832,000       632,000
                                      -----------   -----------

                                       50,627,000    42,553,000
 Less - promotional allowances         (2,763,000)   (2,460,000)
                                      -----------   -----------

 Net revenues                          47,864,000    40,093,000
                                      -----------   -----------

Expenses:
 Casino                                32,140,000    27,755,000
 Food and beverage                      1,198,000     1,121,000
 Other                                    302,000       301,000
 General and administrative             2,878,000     2,571,000
 Depreciation and amortization          1,770,000     1,899,000
                                      -----------   -----------

  Total expenses                       38,288,000    33,647,000
                                      -----------   -----------

Income from operations                  9,576,000     6,446,000
                                      -----------   -----------

Non-operating income (expense):
 Interest income                           89,000        26,000
 Interest expense                      (1,319,000)   (1,511,000)
 Loss on disposal of assets                     -        (5,000)
                                      -----------   -----------

  Total non-operating expense, net     (1,230,000)   (1,490,000)
                                      -----------   -----------

Income before income taxes              8,346,000     4,956,000

Income tax provision                   (3,156,000)   (1,895,000)
                                      -----------   -----------

Net income                            $ 5,190,000   $ 3,061,000
                                      ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Six Months Ended
                                                   June 30,
                                           -------------------------
                                               1999          1998
                                           -----------   -----------

Revenues:
 Casino                                    $88,002,000   $75,651,000
 Food and beverage                           6,950,000     6,606,000
 Other                                       1,486,000     1,254,000
                                           -----------   -----------

                                            96,438,000    83,511,000
 Less - promotional allowances              (5,181,000)   (4,698,000)
                                           -----------   -----------

 Net revenues                               91,257,000    78,813,000
                                           -----------   -----------

Expenses:
 Casino                                     62,290,000    53,716,000
 Food and beverage                           2,480,000     2,323,000
 Other                                         524,000       623,000
 General and administrative                  6,684,000     6,352,000
 Depreciation and amortization               3,555,000     3,823,000
                                           -----------   -----------

  Total expenses                            75,533,000    66,837,000
                                           -----------   -----------

Income from operations                      15,724,000    11,976,000
                                           -----------   -----------

Non-operating income (expense):
 Interest income                               153,000        62,000
 Interest expense                           (2,753,000)   (3,101,000)
 Gain (loss) on disposal of assets               1,000        (3,000)
                                           -----------   -----------

  Total non-operating expense, net          (2,599,000)   (3,042,000)
                                           -----------   -----------

Income before income taxes                  13,125,000     8,934,000

Income tax provision                        (4,979,000)   (3,415,000)
                                           -----------   -----------

Net income                                 $ 8,146,000   $ 5,519,000
                                           ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                              ----------------------------
                                                                  1999           1998
                                                              ------------   -------------

OPERATING ACTIVITIES:
 Net income                                                   $  8,146,000   $  5,519,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                  3,555,000      3,823,000
  Provision for doubtful accounts                                  150,000        167,000
  Gain (loss) on disposal of assets                                 (1,000)         3,000
  Deferred income tax provision                                     40,000        403,000
  (Increase) decrease in receivables                              (158,000)       210,000
  Increase in accounts payable and accrued liabilities           4,835,000      5,251,000
  Net change in affiliate accounts                               2,176,000     (1,037,000)
  Net change in other current assets and liabilities               379,000        (31,000)
  Net change in other assets and liabilities                      (336,000)        20,000
                                                              ------------   ------------

 Net cash provided by operating activities                      18,786,000     14,328,000
                                                              ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                            (1,370,000)    (1,990,000)
 Proceeds from sale of assets                                        1,000              -
                                                              ------------   ------------

 Net cash used in investing activities                          (1,369,000)    (1,990,000)
                                                              ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                       29,757,000              -
 Repayments of debt                                            (31,823,000)    (3,231,000)
 Payments on capital lease obligations                            (279,000)      (291,000)
 Dividends                                                      (6,120,000)    (9,167,000)
                                                              ------------   ------------

 Net cash used in financing activities                          (8,465,000)   (12,689,000)
                                                              ------------   ------------

 Net increase (decrease) in cash and cash equivalents            8,952,000       (351,000)

 Cash and cash equivalents at beginning of period                9,718,000     11,594,000
                                                              ------------   ------------

 Cash and cash equivalents at end of period                   $ 18,670,000   $ 11,243,000
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

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. HCA does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

     The financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998.

(2)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:

                                            June 30,    December 31,
                                              1999          1998
                                          ------------  -------------

 11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                        $29,007,000    $         -
 12.75% Promissory note to HCC, due on
   November 1, 2003 (b)                             -     31,507,000
 Promissory notes to bank (c)               2,334,000      1,900,000
                                          -----------    -----------

 Total indebtedness                        31,341,000     33,407,000
 Less - current maturities                   (778,000)    (5,624,000)
                                          -----------    -----------

 Total long-term debt                     $30,563,000    $27,783,000
                                          ===========    ===========


(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note replaced the previous intercompany note with HCC

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



    described in (b) below. HCA may borrow up to $108,000,000 under the intercompany note agreement. Interest on advances is payable semiannually on October 15 and April 15 of each year. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien limited to the outstanding principal amount on the intercompany note to HCC on substantially all of the assets of HCA and by a pledge of the capital stock of HCA.

(b) The intercompany note accrued interest at the rate of 12 .75% per annum payable semiannually on October 15 and April 15 of each year and required semiannual principal repayments of $2,500,000 commencing October 15, 1997 with the balance of the note due November 1, 2003. The note was refinanced on May 19, 1999 (see (a) above).

(c) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement are payable in 36 monthly installments including interest at the rate of 7.5% per annum. HCA borrowed $2,000,000 under the agreement during October 1998.

    On May 19, 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum.

    As of June 30, 1999, future maturities of long-term debt are as follows:

                1999 (six months)                $   381,000
                2000                                 808,000
                2001                                 747,000
                2002                                 156,000
                2003                                 168,000
                Thereafter                        29,081,000
                                                 -----------

                                                 $31,341,000
                                                 ===========

    Interest paid for the six month periods ended June 30, 1999 and 1998 amounted to $3,223,000 and $3,169,000, respectively.

(3) Capital Leases

    HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



issue includes interest at rates between 7% and 7 .625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $615,000 at the rate of $10,000 per month for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities arising out of its operation of both parking garages.

   HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% and expired in 1998.

   The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both June 30, 1999 and December 31, 1998 in the amount of $27,358,000. Assets under capital leases with an original cost of $2,446,000 are included in operating equipment on the accompanying balance sheets at both June 30, 1999 and December 31, 1998. Amortization expense with respect to these assets amounted to $246,000 during each of the three month periods ended June 30, 1999 and 1998 and $491,000 during each of the six month periods ended June 30, 1999 and 1998. Accumulated amortization at June 30, 1999 and December 31, 1998 with respect to these assets amounted to $6,482,000 and $5,991,000, respectively.

   Future minimum lease payments under capital lease obligations as of June 30, 1999 are as follows:

   1999 (six months)                                           $ 1,390,000
   2000                                                          2,483,000
   2001                                                          2,532,000
   2002                                                          2,643,000
   2003                                                          2,660,000
   Thereafter                                                   21,417,000
                                                               -----------

   Total minimum lease payments                                 33,125,000
   Less - amount representing interest                         (12,563,000)
                                                               -----------

   Present value of future minimum lease payments               20,562,000
   Current capital lease obligation                               (912,000)
                                                               -----------

   Long-term capital lease obligation                          $19,650,000
                                                               ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



(4)  Income Taxes

     HCA's provision for income taxes consists of the following:

                                                                      Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
                                                                   -------------------------   -------------------------
                                                                       1999          1998          1999          1998
                                                                   -----------   -----------   -----------   -----------
    Current:
     Federal                                                       $(2,816,000)  $(1,686,000)  $(4,405,000)  $(2,691,000)
     State                                                            (335,000)     (201,000)     (534,000)     (321,000)
   Deferred:
     Federal                                                            (6,000)       (8,000)      (38,000)     (361,000)
     State                                                               1,000             -        (2,000)      (42,000)
                                                                   -----------   -----------   -----------   -----------

                                                                   $(3,156,000)  $(1,895,000)  $(4,979,000)  $(3,415,000)
                                                                   ===========   ===========   ===========   ===========

   HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal taxes amounting to $956,000 and $1,961,000, respectively, and state income taxes amounting to $231,000 and $327,000, respectively, during the six month periods ended June 30, 1999 and 1998.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



   The components of HCA's net deferred tax liability are as follows:

                                           June 30,    December 31,
                                             1999          1998
                                         ------------  -------------


    Deferred tax assets:
      Allowance for doubtful accounts    $   299,000    $   246,000
      Other liabilities and reserves       1,469,000      1,420,000
                                         -----------    -----------

        Total deferred tax assets          1,768,000      1,666,000
                                         -----------    -----------

    Deferred tax liabilities:
      Depreciation and amortization       (5,631,000)    (5,489,000)
                                         -----------    -----------

    Net deferred tax liability           $(3,863,000)   $(3,823,000)
                                         -----------    ===========

   Receivables and payables to HCC in connection with the aforementioned tax allocation agreements at June 30, 1999 and December 31, 1998 are as follows:

                                      June 30,   December 31,
                                        1999         1998
                                     ---------   ------------


   Deferred tax assets               $ 1,540,000   $ 1,373,000
   Due (to) from affiliates           (3,102,000)      347,000
   Deferred tax liabilities           (4,996,000)   (4,793,000)

   The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCA.

(5)  Transactions with Related Parties

   Pursuant to a management services agreement, HCA pays base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership of which HCC is the general partner and a subsidiary of GBCC is the limited partner. The base management fee is equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee is equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and income taxes). HCA incurred such fees totaling $1,612,000 and $1,279,000, respectively, during the three month periods ended June 30, 1999 and 1998 and $4,212,000 and $3,825,000, respectively, during the six month periods ended June 30, 1999 and 1998. Management and incentive fees payable at June 30, 1999 and December 31, 1998

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



amounting to $719,000 and $2,067,000, respectively, are included in due to affiliates on the accompanying balance sheets.

     HCA incurred interest with respect to its promissory notes payable to HCC (see Note 2) amounting to $887,000 and $1,097,000, respectively, for the three month periods ended June 30, 1999 and 1998 and $1,891,000 and $2,260,000, respectively, for the six month periods ended June 30, 1999 and 1998. Interest payable to HCC on such notes amounted to $381,000 and $848,000, respectively, at June 30, 1999 and December 31, 1998 and is included in accrued interest payable on the accompanying balance sheets.

     HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. In addition, HCA is reimbursed by HCC and GBCC for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA during the three month periods ended June 30, 1999 and 1998 totaling $47,000 and $67,000, respectively, and during the six month periods ended June 30, 1999 and 1998 totaling $96,000 and $190,000, respectively. At June 30, 1999 and December 31, 1998, HCA had net payables of $36,000 and net receivables of $37,000, respectively, in connection with such charges.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



   Trial before a magistrate judge commenced on July 19, 1999 and concluded on July 26, 1999. The judge has not yet issued a ruling and has provided no definitive date by which such a ruling will be issued. Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and have defended their position and pursued their counterclaims vigorously. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        June 30,
                                                          1999       December 31,
                                                       (Unaudited)       1998
                                                      -------------  -------------
Current Assets:
 Cash and cash equivalents                            $ 14,499,000   $ 16,325,000
 Short-term investments                                          -      3,905,000
 Accounts receivable, net of allowances of
  $872,000 and $813,000, respectively                    1,892,000      1,167,000
 Inventories                                               749,000        779,000
 Deferred income taxes                                   1,533,000      1,451,000
 Prepaid expenses and other current assets                 890,000        770,000
                                                      ------------   ------------

  Total current assets                                  19,563,000     24,397,000
                                                      ------------   ------------

Property and Equipment:
 Land and improvements                                   4,645,000      4,645,000
 Buildings                                              73,948,000     73,948,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    40,510,000     39,169,000
 Construction in progress                                4,593,000      2,612,000
                                                      ------------   ------------

                                                       126,220,000    122,898,000
  Less - accumulated depreciation and amortization     (41,526,000)   (38,910,000)
                                                      ------------   ------------

 Net property and equipment                             84,694,000     83,988,000
                                                      ------------   ------------
Other Assets:
 Land rights                                             7,149,000      7,250,000
 Other assets                                            4,841,000      4,826,000
                                                      ------------   ------------
  Total other assets                                    11,990,000     12,076,000
                                                      ------------   ------------

                                                      $116,247,000   $120,461,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                             June 30,
                                               1999       December 31,
                                            (Unaudited)       1998
                                           -------------  -------------
Current Liabilities:
 Current maturities of long-term debt      $  1,354,000   $    775,000
 Accounts payable                             1,263,000      1,638,000
 Accrued liabilities -
  Salaries and wages                          1,520,000      1,685,000
  Interest                                      422,000        476,000
  Gaming and other taxes                      1,314,000        453,000
  Insurance                                   1,908,000      1,975,000
  Other                                       2,476,000      1,866,000
 Other current liabilities                    1,334,000      1,283,000
                                           ------------   ------------

 Total current liabilities                   11,591,000     10,151,000
                                           ------------   ------------

Long-Term Debt                               85,744,000     85,023,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                 -              -
 Additional paid-in capital                  26,637,000     34,637,000
 Accumulated deficit                         (7,725,000)    (9,350,000)
                                           ------------   ------------

  Total shareholder's equity                 18,912,000     25,287,000
                                           ------------   ------------

                                           $116,247,000   $120,461,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            Three Months Ended
                                                 June 30,
                                        --------------------------
                                            1999          1998
                                        ------------  ------------
Revenues:
 Casino                                 $26,221,000   $23,788,000
 Rooms                                    2,631,000     2,501,000
 Food and beverage                        3,732,000     3,805,000
 Other                                      341,000       335,000
                                        -----------   -----------

                                         32,925,000    30,429,000
 Less - promotional allowances           (4,638,000)   (4,184,000)
                                        -----------   -----------

   Net revenues                          28,287,000    26,245,000
                                        -----------   -----------

Expenses:
 Casino                                  20,002,000    18,095,000
 Rooms                                      343,000       453,000
 Food and beverage                          968,000     1,052,000
 Other                                      281,000       346,000
 General and administrative               1,572,000     1,450,000
 Depreciation and amortization            1,792,000     2,040,000
                                        -----------   -----------

   Total expenses                        24,958,000    23,436,000
                                        -----------   -----------

Income from operations                    3,329,000     2,809,000
                                        -----------   -----------

Non-operating income (expenses):
 Interest income                             72,000       146,000
 Interest expense                        (2,613,000)   (2,744,000)
 Loss on disposal of assets                 (55,000)      (58,000)
                                        -----------   -----------

   Total non-operating expenses, net     (2,596,000)   (2,656,000)
                                        -----------   -----------

Income before income taxes                  733,000       153,000
Income tax provision                              -             -
                                        -----------   -----------

Net income                              $   733,000   $   153,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Six Months Ended
                                                 June 30,
                                        --------------------------
                                            1999          1998
                                        ------------  ------------
Revenues:
 Casino                                 $50,757,000   $46,591,000
 Rooms                                    5,025,000     4,508,000
 Food and beverage                        7,368,000     7,353,000
 Other                                      652,000       615,000
                                        -----------   -----------

                                         63,802,000    59,067,000
 Less - promotional allowances           (9,140,000)   (7,750,000)
                                        -----------   -----------

   Net revenues                          54,662,000    51,317,000
                                        -----------   -----------

Expenses:
 Casino                                  37,986,000    34,506,000
 Rooms                                      612,000       898,000
 Food and beverage                        1,873,000     2,023,000
 Other                                      554,000       670,000
 General and administrative               3,051,000     3,007,000
 Depreciation and amortization            3,758,000     4,060,000
                                        -----------   -----------

   Total expenses                        47,834,000    45,164,000
                                        -----------   -----------

Income from operations                    6,828,000     6,153,000
                                        -----------   -----------

Non-operating income (expenses):
 Interest income                            207,000       268,000
 Interest expense                        (5,353,000)   (5,475,000)
 Loss on disposal of assets                 (57,000)      (61,000)
                                        -----------   -----------

   Total non-operating expenses, net     (5,203,000)   (5,268,000)
                                        -----------   -----------

Income before income taxes                1,625,000       885,000
Income tax provision                              -             -
                                        -----------   -----------

Net income                              $ 1,625,000   $   885,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                            ---------------------------
                                                                1999           1998
                                                            -------------  ------------

OPERATING ACTIVITIES:
 Net income                                                 $  1,625,000   $   885,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                               3,758,000     4,060,000
   Provision for doubtful accounts                               174,000       299,000
   Loss on disposal of assets                                     57,000        61,000
   Increase in accounts receivable                              (899,000)     (114,000)
   Increase (decrease) in accounts payable
     and accrued expenses                                        810,000       (15,000)
   Net change in other current assets and liabilities           (121,000)     (191,000)
   Net change in other noncurrent assets and liabilities         (46,000)     (184,000)
                                                            ------------   -----------

     Net cash provided by operating activities                 5,358,000     4,801,000
                                                            ------------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                          (4,367,000)   (1,739,000)
 Short-term investments                                        3,905,000             -
 Investment in unconsolidated affiliate                          (75,000)            -
 Proceeds from sale of assets                                     53,000        15,000
                                                            ------------   -----------

   Net cash used in investing activities                        (484,000)   (1,724,000)
                                                            ------------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                     85,921,000       398,000
 Repayments of long-term debt                                (84,621,000)     (285,000)
 Dividends                                                    (8,000,000)            -
                                                            ------------   -----------

   Net cash (used in) provided by financing activities        (6,700,000)      113,000
                                                            ------------   -----------

   Net (decrease) increase in cash and cash equivalents       (1,826,000)    3,190,000
     Cash and cash equivalents at  beginning of period        16,325,000    11,851,000
                                                            ------------   -----------

     Cash and cash equivalents at end of period             $ 14,499,000   $15,041,000
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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998.

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

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. HCT does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



     The consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998.

(2)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                      June 30,     December 31,
                                                        1999          1998
                                                     -----------   -----------
 Promissory note to HCC due May 1, 2007 (a)          $84,045,000   $         -
 Promissory notes to HCC due November 1, 2003 (b)              -    84,045,000
 Equipment loans (c)                                   2,676,000     1,291,000
 Bank credit facility (d)                                377,000       462,000
                                                     -----------   -----------

   Total indebtedness                                 87,098,000    85,798,000
  Less - current maturities                           (1,354,000)     (775,000)
                                                     -----------   -----------

   Total long-term debt                              $85,744,000   $85,023,000
                                                     ===========   ===========

-----------------------------

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note replaced the previous intercompany notes with HCC (see (b) below). HCT may borrow up to $87,045,000 under the intercompany note agreement. Interest on advances is payable semiannually on April 15 and October 15 of each year. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and other future guarantors, (ii) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (iii) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (ii) above is currently $29,007,000; however, such lien may be increased with additional borrowings up to a maximum of $108,000,000.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



     The indenture to HCC's Senior Secured Notes contains various provisions limiting the ability of HCC, HCT and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock; create liens; create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT or any future guarantor; or enter into certain transactions with affiliates.

(b) The intercompany note accrued interest at the rate of 12.75% per annum payable semiannually on October 15 and April 15 of each year. The note was refinanced on May 19, 1999 (see (a) above).

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 1999 and 2002.

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

     Scheduled payments of long-term debt as of June 30, 1999 are set forth below:

               1999 (six months)              $   642,000
               2000                             1,343,000
               2001                               915,000
               2002                               153,000
               2003                                     -
               Thereafter                      84,045,000
                                              -----------

                 Total                        $87,098,000
                                              ===========

     Interest paid, net of amounts capitalized, amounted to $5,407,000 and $5,475,000, respectively, during the six month periods ended June 30, 1999 and 1998.

(3)  Capital Leases

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 .25% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,645,000 and $4,814,000, respectively, are included in operating equipment in the accompanying consolidated balance sheets at June 30, 1999 and at December 31, 1998 and are fully amortized. Amortization expense for the three and six month periods ended June 30, 1998 was $87,000 and $174,000, respectively. No future payment obligations exist with respect to such capital leases.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



(4)  Income Taxes

     HCT's provision for income taxes consists of the following:

                                              Three Months Ended                 Six Months Ended
                                                   June 30,                           June 30,
                                        -------------------------------    ------------------------------
                                             1999              1998            1999             1998
                                        --------------     ------------    -------------    -------------

Provision for current federal
 income taxes                                $(152,000)        $      -        $(152,000)       $       -
(Provision) benefit for deferred
 federal income taxes                          239,000           34,000         (190,000)        (230,000)
Change in valuation allowance                  (87,000)         (34,000)         342,000          230,000
                                        --------------     ------------    -------------    -------------

                                             $       -          $     -        $       -        $       -
                                        ==============     ============    =============    =============

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no federal or state taxes during either of the six month periods ended June 30, 1999 or 1998.

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

     At June 30, 1999, HCT had net operating loss carryforwards ("NOL's") totaling approximately $14,500,000, which do not begin to expire until the year 2010. Additionally, HCT has alternative minimum tax and other tax credits available totalling $952,000 and $237,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



Based on the taxable income currently being earned by HCT and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,144,000 and $1,992,000, respectively, at June 30, 1999 and December 31, 1998.

     The components of HCT's net deferred tax asset are as follows:

                                                        June 30,    December 31,
                                                          1999          1998
                                                      ------------  -------------
     Deferred tax assets:
       Net operating loss carryforwards               $ 4,937,000    $ 5,221,000
       Alternative minimum tax credit carryforward        952,000        800,000
       Allowance for doubtful accounts                    297,000        277,000
       Other liabilities and accruals                   1,256,000      1,286,000
       Other                                              237,000              -
                                                      -----------    -----------

         Total deferred tax assets                      7,679,000      7,584,000

     Deferred tax liabilities:
       Depreciation and amortization                   (3,377,000)    (3,092,000)
                                                      -----------    -----------

     Net deferred tax asset                             4,302,000      4,492,000
     Valuation allowance                               (2,158,000)    (2,500,000)
                                                      -----------    -----------

                                                      $ 2,144,000    $ 1,992,000
                                                      ===========    ===========

   Receivables from and (payables to) HCC in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:

                                                        June 30,    December 31,
                                                          1999          1998
                                                       -----------  ------------

       Deferred income taxes                           $1,533,000     $1,451,000
       Other noncurrent assets                            611,000        541,000
       Due to affiliates                                 (152,000)             -

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

(5)  Transactions with Related Parties

     Pursuant to a consulting agreement expiring December 31, 2003 with Pratt Casino Corporation, an affiliated company, HCT incurs a monthly consulting fee of $100,000. Such fees amounted to $300,000 and $600,000, respectively, during each of the three and six month periods ended March 31, 1999 and 1998.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month and reimburses ACSC for its direct costs and expenses incurred under the agreement. ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $201,000 and $223,000, respectively, for the three month periods ended June 30, 1999 and 1998 and $399,00 and $369,000, respectively, for the six month periods ended June 30, 1999 and 1998. At June 30, 1999 and December 31, 1998, HCT had payables of $69,000 and $44,000, respectively, included in accounts payable with respect to such charges.

     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. HCT also bills HCC and its subsidiaries for services provided to those companies. For the three month periods ended June 30, 1999 and 1998 net charges incurred by HCT amounted to $44,000 and $47,000, respectively. For the six month periods ended June 30, 1999 and 1998, such charges amounted to $89,000 and $85,000, respectively. The accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998 include net payables to affiliates of $6,000 and net receivables from affiliates of $97,000, respectively, for such charges.

(6)  Commitments and Contingencies

 Ground Lease -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $1,061,000 and $946,000, respectively, during the three month periods ended June 30, 1999 and 1998, and $2,056,000 and $1,886,000, respectively, during the six month periods ended June 30, 1999 and 1998 in connection with the ground lease.

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

   Trial before a magistrate judge commenced on July 19, 1999 and concluded on July 26, 1999. The judge has not yet issued a ruling and has provided no definitive date by which such a ruling will be issued. Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and have defended their position and pursued their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

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

RESULTS OF OPERATIONS

   HCC had net revenues for the three and six month periods ended June 30, 1999 of $76.2 million and $145.9 million, respectively, representing increases of 14.8% and 12.1%, respectively, from the corresponding periods of 1998. The increases are attributable to improved net revenues at the Aurora Casino of $7.8 million (19.4%) and $12.4 million (15.8%), respectively, and at the Tunica Casino of $2 million (7.8%) and $3.3 million (6.5%), respectively. Operating expenses increased by $6.1 million and $11.6 million to $64.5 million and $124.7 million, respectively, during the three and six month periods ended June 30, 1999 from $58.3 million and $113.1 million, respectively, during the same periods of 1998.

   Consequently, HCC's income from operations increased by $3.7 million (45.8%) and $4.2 million (24.6%), respectively, during the second quarter and first half of 1999 compared to the same periods of 1998. Income from operations at the Aurora Casino increased by $3.1 million to $9.6 million and by $3.7 million to $15.7 million during the three and six month periods ended June 30, 1999, respectively, compared with the same periods of 1998 due to increased patron volume and improved hold percentages. Income from operations at the Tunica Casino increased by $520,000 to $3.3 million and by $675,000 to $6.8 million, respectively, during the 1999 three and six month periods due primarily to a refocusing of marketing efforts and to improved hold percentages.

Aurora Casino

   General

   Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $11.2 million and $19.9 million, respectively, for the three and six month periods ended June 30, 1999 compared to $7.7 million and $15.8 million, respectively, during the same periods in 1998. The 1999 increases results from improvement in casino revenues as a result of increased marketing efforts and, as explained below, to an increase in the number of daily cruises during the first quarter of 1999 compared to 1998. On June 26, 1999, dockside gaming began at the Aurora Casino eliminating the existing cruising requirements and enabling patrons to enter and exit the boats without restrictions. Management anticipates a significant increase in gaming revenues in future periods as a result of this change and has announced plans to construct a new dockside facility to capitalize on this regulatory change (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities").

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   Gaming Operations

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and six month periods ended June 30, 1999 and 1998.

                                    Three Months Ended                 Six Months Ended
                                          June 30,                         June 30,
                                ----------------------------  ----------------------------------
                                    1999           1998            1999              1998
                                -------------  -------------  ---------------  -----------------
Revenues:
 Table games                    $ 11,089,000   $ 10,756,000   $   21,554,000       $ 22,166,000
 Slot machines                    34,501,000     27,253,000       65,277,000         52,277,000
 Poker revenues                      603,000        539,000        1,171,000          1,208,000
                                ------------   ------------   --------------       ------------

  Total                         $ 46,193,000   $ 38,548,000   $   88,002,000       $ 75,651,000
                                ============   ============   ==============       ============

Table games:
 Gross wagering (drop) (1)      $ 60,229,000   $ 60,151,000   $  119,637,000       $123,048,000
 Hold percentage (2)                    18.4%          17.9%              18%                18%

Slot machines:
 Gross wagering (handle) (1)    $590,848,000   $492,286,000   $1,133,245,000       $937,109,000
 Hold percentage (2)                     5.8%           5.5%             5.8%               5.6%
-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

    Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $98.6 million (17.9%) and $192.7 million (18.2%), respectively, during the second quarter and first half of 1999 compared to the like periods during 1998. The increases reflects increased patron volume primarily in slot machine wagering as a result of an aggressive marketing campaign which began in 1998. Additionally, during January and February of 1998, the smaller of the Aurora Casino's two riverboats ceased operating daytime cruises on weekdays in an effort to reduce less profitable operations in response to an unprecedented increase in gaming taxes imposed by the state of Illinois effective January 1, 1998. All cruises resumed in March 1998; however, patron volume during the first quarter of 1998 was approximately 25,000 less than in the first quarter of 1999.

    Revenues

    Casino revenues increased $7.6 million (19.8%) and $12.4 million (16.3%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods of 1998 due primarily to the increases in gross wagering previously discussed. Table game revenues increased $333,000 (3.1%)

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


during the second quarter of 1999 compared to the same period in 1998, but could not overcome the first quarter decline in table game revenues compared to the prior year. As a result, table game revenues decreased $612,000 (2.8%) during the first six months of 1999 compared to the like period in 1998. The second quarter increase resulted from a slight increase in drop coupled with an improvement in the table game hold percentage to 18.4% in 1999 from 17.9% in 1998. The six month decrease reflects the 2.8% decrease in drop while the table game hold percentage remained unchanged at 18%. The 20% and 20.9% increases in slot machine handle together with increases in the slot machine hold percentages during 1999 resulted in three and six month slot machine revenue increases of $7.2 million (26.6%) and $13 million (24.9%), respectively, compared to the corresponding periods in 1998. Poker revenues increased $64,000 (11.9%) during the second quarter, but remained lower by $37,000 (3.1%) for the six month period. Poker revenues declined in the first quarter of 1999 as a result of increased competition from the August 1998 opening of a poker room by a nearby riverboat operator. These declines were virtually offset, however, in the second quarter through increased marketing efforts by the Aurora Casino.

   Food and beverage revenues at the Aurora Casino increased $229,000 (6.8%) and $344,000 (5.2%), respectively, during the second quarter and first half of 1999 compared to the prior year periods reflecting increased patron volume during 1999. Other revenues increased $200,000 (31.6%) and $232,000 (18.5%) during the three and six month periods ended June 30, 1999 compared to the same periods of 1998 reflecting increases in parking fees and entertainment revenues.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 62.3% and 61.4%, respectively, during the three and six month periods ended June 30, 1999 compared to 61.4% and 59.8%, respectively, during the like periods in 1998. The increases from the prior year periods reflect increases in promotional activities as part of the Aurora Casino's marketing efforts.

   Departmental Expenses

   Casino expenses increased $4.4 million (15.8%) and $8.6 million (16%), respectively, during the second quarter and first half of 1999 compared to the 1998 periods. Such increases results from additional gaming taxes associated with the increase in casino revenues as well as to the higher marketing expenses previously discussed.

   Food and beverage expenses increased $77,000 (6.9%) and $157,000 (6.8%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods in 1998 again reflecting the increased patron volume combined with slightly higher food and beverage costs. Other expenses were virtually unchanged during the second quarter resulting in an overall six month decrease of $99,000 (15.9%) due to reductions in personnel and other non-departmental operating expenses resulting from management's efforts to contain costs.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Tunica Casino

   General

   Income from operations at the Tunica Casino amounted to $3.3 million and $6.8 million, respectively, for the three and six month periods ended June 30, 1999 compared to $2.8 million and $6.2 million, respectively, during the same periods of 1998. The increases are primarily attributable to increases in gross wagering and to improvement in the slot machine and table games hold percentages.

   Gaming Operations

   The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and six month periods ended June 30, 1999 and 1998.

                                     Three Months Ended              Six Months Ended
                                          June 30,                       June 30,
                                ----------------------------  -------------------------------
                                    1999           1998             1999             1998
                                -------------  -------------  -----------------  ------------
Casino Revenues:
 Table games                    $  3,758,000   $  2,946,000       $  7,561,000   $  6,389,000
 Slot machines                    22,243,000     20,556,000         42,734,000     39,702,000
 Poker revenues                      220,000        286,000            462,000        500,000
                                ------------   ------------       ------------   ------------

  Total                         $ 26,221,000   $ 23,788,000       $ 50,757,000   $ 46,591,000
                                ============   ============       ============   ============

Table games:
 Gross wagering (drop) (1)      $ 20,799,000   $ 19,010,000       $ 39,926,000   $ 37,696,000
 Hold percentage (2)                    18.1%          15.5%              18.9%          16.9%

Slot machines:
 Gross wagering (handle) (1)    $419,408,000   $390,131,000       $810,022,000   $762,148,000
 Hold percentage (2)                     5.3%           5.3%               5.3%           5.2%

--------------------------

(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $31.1 million (7.6%) and $50.1 million (6.3%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods of 1998. Slot machine handle increased by $29.3 million (7.5%) and $47.9 million (6.3%), respectively, during the second quarter and first half of 1999 compared to the prior year periods. Table game drop increased by $1.8 million (9.4%) and $2.2 million (5.9%), respectively, during the 1999 periods compared to the 1998 periods. Management believes such increases are attributable to the implementation of a new, more aggressive marketing campaign designed to reposition the Tunica Casino within the Tunica gaming market. Such marketing efforts have been supplemented with increased use of the Tunica Casino's jointly operated golf course and the addition of headliner entertainment to attract higher value patrons. Improvement in slot machine handle has also resulted from a significant increase in the number of slot machines available and to management's program of updating machines to enhance the patrons' gaming experience. Patron volume declined slightly during the first and second quarters of 1999 compared to the same periods in 1998 indicating that the Tunica Casino has been successful in attracting higher value patrons.

     Revenues

     Casino revenues increased $2.4 million (10.2%) and $4.2 million (8.9%), respectively, during the three and six month periods ended June 30, 1999 compared to the 1998 periods. Table game revenues increased 27.6% during the second quarter of 1999 and 18.3% during the first half of 1999 due to the increases in table drop discussed above combined with increases in the table game hold percentage to 18.1% and 18.9% during the 1999 three and six month periods from 15.5% and 16.9% during the 1998 periods. Slot machine revenue increased $1.7 million (8.2%) and $3 million (7.6%), respectively, during the second quarter and first half of 1999 compared to the 1998 periods reflecting the increases in gross wagering discussed above coupled with a slight increase in the slot machine hold percentages to 5.3% in the first half of 1999 from 5.2% in 1998. The slot machine hold percentage remained unchanged at 5.3% during the second quarter of 1999. Poker revenues decreased by 23.1% and 7.6%, respectively, during the three and six month periods ended June 30, 1999 compared to the 1998 periods.

     Rooms revenue increased $130,000 (5.2%) and $517,000 (11.5%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Hotel occupancy rates declined slightly to 85.4% in the first half of 1999 compared to 88.5% in 1998. Renovations to hotel rooms and suites together with inclement weather in January 1999 negatively impacted first quarter 1999 occupancy rates. Second quarter occupancy rates declined to 90% in 1999 from 95% in 1998 due to increased competition for overnight patrons resulting from the completion and opening of an additional 600 guest rooms early in the second quarter of 1999. Accordingly, the improvement in room revenues resulted from an increase in the average daily room rate to $63 during the first half of 1999 from $53 during the 1998 period. Food and beverage and other revenues did not change significantly during either of the 1999 periods compared to the same periods in 1998.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, increased to 69.2% and 70.1%, respectively, during the three and six month periods ended June 30, 1999 from 63% and 62.1%, respectively, during 1998. The increases and are the result of higher complimentary room and food and beverage costs due to increased marketing efforts and increased competition for overnight guests.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     Departmental Expenses

     Casino expenses increased $1.9 million (10.5%) and $3.5 million (10.1%), respectively, during the three and six month periods ended June 30, 1999 compared to the 1998 periods reflecting the implementation of marketing programs. Rooms expense decreased $110,000 (24.3%) and $286,000 (31.8%), respectively, during the second quarter and first half of 1999 compared to the prior year periods reflecting the increased allocation to the casino department of hotel costs associated with marketing programs. Food and beverage expenses also decreased by $84,000 (8%) and $150,000 (7.4%), respectively, for the periods ended June 30, 1999 compared to the 1998 periods as a result of increased allocations to the casino department. Other departmental expenses also decreased by 18.8% and 17.3%, respectively, during the three and six month periods in 1999 due to increased allocations to the casino department.

Other Consolidated Items
------------------------

     General and Administrative

     General and administrative expenses increased by $282,000 (6.2%) and by $562,000 (6.4%), respectively, during the second quarter and first six months of 1999 compared to the same periods in 1998. Such expenses at the Aurora Casino (net of management fees) decreased by 2% and 2.2%, respectively, for the 1999 three and six month periods as a result of management's efforts to control costs. The Tunica Casino experienced increases in general and administrative expenses (net of consulting fees) of 10.6% and 1.8%, respectively, for the three and six month periods ended June 30, 1999 compared to the prior year periods primarily as a result of increases in personnel costs and professional fees.
The remaining corporate general and administrative expense increases of $186,000 (8.9%) and $573,000 (14.7%), respectively, for the 1999 three and six month periods result from increases in corporate overhead costs, primarily in legal fees and personnel costs.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $352,000 (8.4%) and $566,000 (6.7%), respectively, during the three and six month periods ended June 30, 1999 compared to the 1998 periods primarily due to certain operating equipment at the Aurora and Tunica casinos becoming fully depreciated.

     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs increased by $100,000 (59.2%) and $60,000 (14.2%), respectively, during the three and six month periods ended June 30, 1999 compared to the 1998 periods primarily as a result of predevelopment activities with respect to the Company's planned casino in Shreveport, Louisiana.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     Interest

     Interest income increased $352,000 (47.2%) and $39,000 (2.8%), respectively, for the three and six month periods ended June 30, 1999 compared to the same periods of 1998. The second quarter increase reflects interest on the unexpended cash proceeds of HCC's private placement of debt on May 19, 1999 (see "Liquidity and Capital Resources - Financing Activities"). Such increases were substantially offset by reductions in interest income during the first quarter of 1999 as a result of less cash being available for investment purposes and to the discontinuation of the recording of interest income with respect to outstanding loans to GBCC.

     Interest expense increased by $1.6 million (21.8%) and $1.6 million (10.5%), respectively, during the three and six month periods ended June 30, 1999 compared to the prior year periods due to the increase in HCC's long-term indebtedness from the May 1999 issuance of the Senior Secured Notes, as defined below. Although the refinancing of HCC's indebtedness increased the amount borrowed from a face value $204.7 million to $360 million, the effective interest rate fell from 13.75% to 11.27%.

     Income Taxes

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $1.8 million as of June 30, 1999.

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

     Minority Interest in Earnings of Limited Partnership

     The minority interest in the earnings of the limited partnership which holds the management contract for the Aurora Casino increased by $356,000 (50%) and $458,000 (17.4%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The increases result primarily from increases in the management fees paid by the Aurora Casino to the limited partnership as a result of improved operating revenues and profits on which such fees are based, coupled with a slight decline in the limited partnership's operating expenses during the 1999 periods.

     Extraordinary Item

     During May 1999, HCC completed the refinancing of its 12.75% Senior Secured Notes. The extraordinary loss from early retirement of debt includes the premium paid and redemption fees associated with the debt retired together with the write off of related unamortized financing costs.

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

     Management has initiated a program to prepare the Company's computer systems and applications as well as its non-information technology (embedded microchip) systems for the Year 2000. The initial stage of the program consisted of identifying those systems which might be at risk. All identified systems were categorized as (1) those necessary for regulatory compliance purposes, (2) essential systems and (3) non-essential systems. Within the essential systems group, an additional rating factor of one to five was assigned to each system with a factor of one indicating the greatest significance. Readiness of information technology and non-information technology systems for the Year 2000 has been investigated or has been determined by means of vendor certification or internal testing. System readiness for the Year 2000 is anticipated to be completed by September 1999 with the essential and regulatory systems completed during the second quarter of 1999. The two major information technology systems identified as not Year 2000-compliant have been replaced. Management expects the total costs of acquiring, testing and converting such systems will be less than $1 million. The majority of these costs have been included in capital expenditures during 1999 (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities" below).

     The Company has also initiated formal communication with its significant suppliers to determine the extent to which its operating and information systems are vulnerable to those third parties' failure to resolve their Year 2000 compliance issues. An initial determination of the Company's exposure with respect to third-party supplied systems has been completed and additional procedures have been taken to remediate potential vulnerabilities.

     Contingency plans are also being developed by management with respect to internally developed systems not fully tested prior to the Year 2000. Accordingly, the Company does not anticipate any internal systems failures will have a material impact on its operations or financial condition. The Company will continue its efforts to ensure that major third party vendors as well as public and private providers of infrastructure services such as utilities and communication services will be Year 2000 compliant. The failure of such infrastructure services could result in a "worst case" scenario in which operations relying on such services such as mechanical gaming devices would be temporarily disrupted. The Company can not presently estimate either the likelihood or the potential cost of such failures.

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


LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     The operations of the Aurora Casino and Tunica Casino continue to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $18.8 million of cash flow from operations during the first six months of 1999 after deducting the payment of $5.6 million of management fees. The Tunica Casino provided $5.4 million of cash from operations during the first six months of 1999 after deducting the payment of $600,000 of consulting fees to GBCC. HCC's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first half of 1999 included preopening costs with respect to the Shreveport Casino and other costs to pursue development opportunities ($484,000) and corporate overhead costs ($2.3 million).

     During the first six months of 1999, consolidated cash flow from operations ($17.4 million) and equipment financing ($2.6 million) were used, in part, by HCC to fund capital expenditures of $5.8 million, to fund project costs for the Shreveport Casino of $1.3 million, to repay third party indebtedness (other than HCC's 12.75% Senior Secured Notes) of $1.2 million, to make payments under capital lease obligations of $279,000 and to pay distributions amounting to $4.1 million to PCC as limited partner in PML.

     Pratt Casino Corporation Acquisition

     On April 28, 1999, the Company entered into a voting agreement with GBCC and certain of its wholly owned subsidiaries, including PRT Funding and PCC, and the holders of substantially all of the $85 million of senior notes issued by PRT Funding and guaranteed by PCC. The PRT Funding Notes are currently in default. Under the terms of the agreement, the Company will purchase the stock of PCC from GBCC for nominal consideration and fund the payment of PCC's obligations as part of a debt restructuring of PRT Funding, PCC and other subsidiaries of PCC. When acquired by HCC, PCC's assets will consist of its limited partnership interest in PML and a consulting agreement for the Tunica Casino and its liabilities will consist of a newly issued promissory note payable to the Trustee for the PRT Funding Notes. The Company will fund the payment of PCC's obligations by redeeming the newly issued note for approximately $40.3 million; the funds necessary to make such payment have been placed in escrow. The satisfaction of PCC's obligations will result in a $40.3 million charge to expense by the Company as no asset value will be attributed to the management contract and consulting agreement when acquired.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     The acquisition of PCC will result in additional debt (see "Financing Activities") and associated interest, but will eliminate both the minority interest in PML and the Tunica consulting fee paid to a GBCC subsidiary. The minority interest and consulting fee expense totaled $3.7 million for the six month period ended June 30, 1999 and $7.7 million for the year ended December 31, 1998.

     In order to complete the Restructuring, PCC and PRT Funding filed for protection under Chapter 11 of the United States Bankruptcy Code on May 25, 1999 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan requires approval of the bankruptcy court as well as by various gaming regulatory organizations. Management presently anticipates that all necessary approvals will be obtained by early in the fourth quarter of 1999.

     Financing Activities

     During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a private debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). The floating rate notes have an initial interest rate of 11.36% per annum which will be adjusted semiannually based on LIBOR plus 628 basis points. In addition to refinancing existing debt, the Company plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino, to fund a portion of the Company's equity investment in the Shreveport Casino, to acquire the management and consulting contracts on the Aurora and Tunica casinos, and, to the extent available, for working capital purposes. The funds needed to acquire the management and consulting contracts have been placed in escrow. If it is determined that the Company can not complete the acquisition of such contracts or if it has not completed the acquisition by January 31, 2000, the $40.7 million restricted cash will be used to redeem $40.3 million principal amount of the Senior Secured Notes at 101% of face value. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 commencing on November 1, 1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and HCS and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of the management contract for the Shreveport Casino.

     The fixed rate Senior Secured notes are redeemable at the option of HCC any time on or after May 1, 2003 at 107% of the then outstanding principal amount, decreasing to 104.666%, 102.333% and 100%, respectively, on May 1, 2004, 2005 and 2006. The Company may also redeem up to 35% of the fixed rate Senior Secured Notes at a redemption price of 111.25% plus accrued interest at any time prior to May 1, 2002 with the proceeds from an offering of the HCC's common stock if net proceeds to the Company from any such offering are at least $20 million.

     The floating rate Senior Secured Notes may be redeemed at the option of HCC at any time at an initial redemption price of 105% plus accrued interest with the redemption premium decreasing by 1% on May 1 of each year beginning May 1, 2000.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, HCS or any future guarantor; or enter into certain transactions with affiliates.

     On August 10, 1999 Hollywood Casino Shreveport, a Louisiana general partnership in which subsidiaries of HCC have an effective 100% operating interest, issued $150 million of 13% First Mortgage Notes due 2006 with contingent interest, the net proceeds of which, together with capital contributions from HCC and $30 million of furniture, fixture and equipment financing for which a commitment has been obtained, will provide the approximately $230 million of funds necessary to build, equip and open the Shreveport Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). The Shreveport First Mortgage Notes are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on February 1 and August 1 of each year commencing on February 1, 2000. In addition, contingent interest will be payable on each interest payment date after the opening of the Shreveport Casino. The amount of the contingent interest will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters. The notes are collateralized by a first priority security interest in substantially all of Hollywood Casino Shreveport's existing and future assets other than furniture and equipment for which up to $35 million of equipment financing has been or will be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     The Shreveport First Mortgage Notes are redeemable at the option of Hollywood Casino Shreveport any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport First Mortgage Notes may also be redeemed at any time or prior to August 1, 2002 with proceeds of contributions to Hollywood Casino Shreveport made by HCC from certain offerings of equity securities by HCC.

     The indenture to the Shreveport First Mortgage Notes contains various provisions limiting the ability of Hollywood Casino Shreveport to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture also limits the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of Hollywood Casino Shreveport.

     During September 1998, HCA entered into a bank loan agreement to borrow up to $2 million on an unsecured basis. Borrowings under the agreement are payable in 36 monthly installments including interest at the rate of 7.5% per annum.
HCA borrowed $2 million under the agreement during October 1998. During May 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis to be repaid over 60 months. Interest on such loan is at 7.5% per annum.

     HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($377,000 at June 30, 1999) are being repaid in monthly installments over 36 months and accrue interest at the rate of 8.75% per annum.

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

     As of June 30, 1999, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1999 are each approximately $1.4 million.

     Capital Expenditures and Other Investing Activities

     Capital expenditures at the Aurora Casino during the first six months of 1999 were $1.4 million; management anticipates spending $3 million during the remainder of 1999 toward its ongoing capital improvements program. Significant projects planned for 1999 include new slot machines and casino equipment new telephone and point-of-sale systems and the renovation of a restaurant facility. In addition, the Company is finalizing plans to replace the Aurora Casino's two riverboats with a new dockside facility. As currently planned, the new facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The new facility is projected to cost approximately $40 million and will require a construction period of 14 months. Final design plans are subject to the approval of various regulatory authorities. Upon the finalization of plans and the receipt of all required approvals, the Aurora Casino will write down the net book value of its existing riverboats (approximately $32 million at June 30, 1999) to an amount representing their fair market value based on the estimated remaining 14-month economic life. The resulting value will then be amortized over the construction period prior to the boats being removed from service. Management currently anticipates, that such write down to fair market value could exceed $25 million. The estimated $40 million in project costs for the proposed dockside facility were obtained from HCC's debt offering completed in May 1999.

     Capital expenditures at the Tunica Casino during the first half of 1999 amounted to $4.4 million; management anticipates spending $2.6 million during the remainder of 1999. Such expenditures are part of a two-year capital improvement plan which includes the upgrading of hotel accommodations and public areas, the replacement of certain slot machines and the development of a new VIP check-in and private entertainment lounge to enhance the level of service provided to premium gaming patrons. Projects completed in 1998 as part of the two year plan included upgrades to hotel rooms, the completion of an 18-hole championship golf course and the expansion of the recreational vehicle parking area.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course have totalled $2.1 million, including $75,000 during 1999.

     In September 1998, the Company received a preliminary license to develop, own and operate a Hollywood-themed hotel and casino complex on the Red River in Shreveport, Louisiana. The Company originally planned to develop the Shreveport Casino with two partners in a joint venture in which HCC would have had an interest of approximately 50%. On March 31, 1999, HCC entered into a definitive agreement with one of the joint venture partners to acquire their interest in the Shreveport Casino for $2.5 million (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board on

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


April 20, 1999. As a result, effective as of April 23, 1999, HCC now has an effective 100% operating interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold.

     The total estimated cost of the Shreveport Casino is approximately $230 million. The Company has contributed approximately $49 million as an equity investment in the project with the other joint venture partner having contributed $1 million to the project with the proceeds of a loan from HCC. The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Principle on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino. The joint venture partner was also given credit for an additional $1 million capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5 million obligation to the partnership's former partner as discussed in the following paragraph. The credit was in recognition of guarantees provided by an affiliate of the partner which were necessary for the partnership to obtain approval of its license. The $2 million equity interest of the partner will be reflected as minority interest in the consolidated financial statements of HCC in subsequent periods.

     The former partners of the partnership's predecessor conducted riverboat gaming operations in New Orleans. In connection with the change in site to Shreveport, the former partners entered into a Compromise Agreement with the City of New Orleans under which the city would be paid a fee of $10 million. One of the former partners paid $5 million of the amount to the City of New Orleans. The current partners agreed that the Shreveport Casino would pay the remaining $5 million upon securing financing for its construction. In addition, the current partners agreed that the Shreveport Casino would reimburse the former partner $2 million of the amount it paid to the city; such repayment is to be paid upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000 commencing with the opening of the Shreveport Casino. Because the $5 million and $2 million did not become obligations until the August 1999 closing of the Shreveport First Mortgage Notes, these contingent obligations and associated project costs in the aggregate of $7 million were not reflected in the accompanying consolidated financial statements of HCC at June 30, 1999. The remaining construction and preopening costs, estimated at $180 million, will come from $150 million of project specific financing issued on August 10, 1999 which is non-recourse to HCC (see "Liquidity and Capital Resources -Financing Activities") with the remainder to be provided by a $30 million furniture, fixture and equipment financing for which a commitment letter has been obtained. In addition, HCC has agreed to contribute up to an additional $5 million in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. The Company anticipates commencing construction in August 1999 with a planned opening date approximately 14 months later.

     HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

     Conclusion

     Management anticipates that HCC's funding requirements for its operating activities for the next twelve months will be satisfied by existing cash and cash generated by the Aurora and Tunica casinos. Proceeds from the private debt offering completed by HCC in May 1999 are expected to meet the funding requirements for the planned expansion of the Aurora Casino, for a portion of HCC's equity investment in the Shreveport Casino and for the acquisition of the management and consulting agreements for the Aurora and Tunica casinos. Construction financing for the planned Shreveport Casino will be provided from the August 1999 issuance of project specific, non-recourse financing together with capital contributions and equipment financing.

PART II:  OTHER INFORMATION
---------------------------

Item 6.(a) - Exhibits

     10.1 Management Services Agreement dated as of September 22, 1998 by and between QNOV and HWCC - Shreveport, Inc.

     10.2 Amendment to Management Services Agreement dated as of August 2, 1999 by and between Hollywood Casino Shreveport (formerly QNOV) and HWCC - Shreveport, Inc.

Item 6.(b) - Reports on Form 8-K

     The Registrants filed a report on Form 8-K on April 23, 1999 to disclose a proposed refinancing of and an offer to purchase HCC's 12 3/4% Senior Secured Notes.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO CORPORATION


Date:  August 12, 1999        By: /s/  Charles F. LaFrano III
     -------------------          ------------------------------
                                       Charles F. LaFrano III
                                   Vice President of Finance and
                                   Principal Accounting Officer



                                       HWCC - TUNICA, INC.


Date:  August 12, 1999        By: /s/  Charles F. LaFrano III
     -------------------          ------------------------------
                                       Charles F. LaFrano III
                                   Principal Accounting Officer