Form 10-Q
period 1999-09-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 1999-11-12
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
                                 ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  --------------------

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)



               Delaware                                       75-2352412
                Texas                                         75-2513808
--------------------------------------------            -----------------------
     (States or other jurisdictions of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.'s)

      Two Galleria Tower, Suite 2200
          13455 Noel Road, LB 48
              Dallas, Texas                                      75240
--------------------------------------------             ----------------------
  (Address of principal executive offices)                     (Zip Code)



(Registrants' telephone number, including area code)       (972) 392-7777
                                                      -------------------------

                                (Not Applicable)
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes   X      No
                                                       ------      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                        Class               Outstanding at November 11, 1999
----------------------------   ------------------------------   --------------------------------
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

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("HCS"). HCA is an Illinois corporation organized by the Pratt Family during 1990 for the purpose of developing and owning the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana which will develop and own the Shreveport Casino. HCS is a Louisiana corporation formed by HCC in 1997 which will hold the management contract for the Shreveport Casino.

     As further discussed in the Notes to Consolidated Financial Statements, HCC issued $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT, HCS and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (i) substantially all of the assets of HCT, (ii) a limited lien on substantially all of the assets of HCA and (iii) a pledge of the capital stock of certain subsidiaries of HCC including HCA, HCT and HCL. Accordingly, the financial statements of HCA and HCT are also included herein. HCS currently has no operations or significant assets; accordingly, separate financial statements are not included herein. HCL has been designated an "Unrestricted Subsidiary" of HCC and the operations of the Shreveport Casino, other than management fees paid to HCS, will not provide credit support for the Senior Secured Notes.

     Proceeds of the debt offering were used to purchase and discharge the $204,712,000 balance of previously outstanding senior secured notes, to fund a portion of HCC's equity investment in the Shreveport Casino and, during October 1999, to purchase and terminate the management and consulting agreements on the Aurora and Tunica casinos. The remaining proceeds are planned to be used for, among other things, a proposed expansion of the Aurora Casino's operating facilities.

     During August 1999, the partnership formed to develop the Shreveport Casino issued $150,000,000 of 13% First Mortgage Notes, with contingent interest, which are non-recourse to HCC. Because the partnership is effectively owned and controlled by HCL, the financial statements of the partnership, including its debt obligations, are included in the accompanying consolidated financial statements of HCC.

     The consolidated financial statements and financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCC and HCT and the financial position of HCA as of September 30, 1999, the results of their operations for the three and nine month periods ended September 30, 1999 and 1998 and their cash flows for the nine month periods ended September 30, 1999 and 1998.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1998 Annual Report on Form 10-K.

     Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality. Consequently, the results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the operating results to be reported for the full year.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      September 30,
                                                          1999        December 31,
                                                      (Unaudited)        1998
                                                      ------------   ------------
Current Assets:
 Cash and cash equivalents                            $141,634,000   $ 42,118,000
 Short-term investments                                          -      3,905,000
 Restricted cash                                        41,467,000              -
 Accounts receivable, net of allowances of
  $1,926,000 and $1,468,000, respectively                3,584,000      2,300,000
 Inventories                                             1,403,000      1,385,000
 Deferred income taxes                                     849,000        890,000
 Refundable deposits and other
  current assets                                         3,387,000      1,976,000
 Due from affiliates, net of valuation allowances        8,700,000      8,893,000
                                                      ------------   ------------

  Total current assets                                 201,024,000     61,467,000
                                                      ------------   ------------

Investment in unconsolidated affiliates                  2,037,000      4,581,000
                                                      ------------   ------------

Property and Equipment:
 Land                                                    7,812,000      7,812,000
 Buildings and improvements                            121,373,000    120,060,000
 Riverboats and barges                                  40,394,000     40,166,000
 Operating equipment                                    83,461,000     77,192,000
 Construction in progress                               23,916,000      3,380,000
                                                      ------------   ------------

                                                       276,956,000    248,610,000
 Less - accumulated depreciation
  and amortization                                     (90,301,000)   (80,642,000)
                                                      ------------   ------------

  Net property and equipment                           186,655,000    167,968,000
                                                      ------------   ------------

Cash restricted for construction projects              145,762,000              -
                                                      ------------   ------------

Other Assets:
 Deferred financing costs                               15,964,000      4,792,000
 Land rights                                             7,097,000      7,250,000
 Due from affiliates, net of valuation allowances       12,359,000     12,359,000
 Land held for sale, net of valuation allowances         2,216,000      6,232,000
 Other assets                                            7,380,000      6,091,000
                                                      ------------   ------------

  Total other assets                                    45,016,000     36,724,000
                                                      ------------   ------------

                                                      $580,494,000   $270,740,000
                                                      ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY


                                                         September 30,
                                                             1999        December 31,
                                                         (Unaudited)         1998
                                                        -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                         $   4,096,000   $   7,914,000
 Accounts payable                                           9,783,000       4,578,000
 Accrued liabilities -
  Salaries and wages                                        4,862,000       5,023,000
  Interest                                                 18,018,000       4,872,000
  Gaming and other taxes                                    5,249,000       1,613,000
  Insurance                                                 3,365,000       2,940,000
  Other                                                     4,444,000       4,503,000
 Other current liabilities                                  3,190,000       3,311,000
                                                        -------------   -------------

  Total current liabilities                                53,007,000      34,754,000
                                                        -------------   -------------

Long-Term Debt                                            515,979,000     199,667,000
                                                        -------------   -------------

Capital Lease Obligations                                  19,495,000      19,948,000
                                                        -------------   -------------

Other Noncurrent Liabilities                                5,831,000       5,755,000
                                                        -------------   -------------

Commitments and Contingencies

Minority Interest                                           5,369,000       3,104,000
                                                        -------------   -------------

Shareholders' (Deficit) Equity:
 Common Stock -
  Class A common stock, $.0001 par value per share;
   50,000,000 shares authorized; 24,950,000 shares
   issued and outstanding                                       2,000           2,000
  Class B, non-voting, $.01 par value per share;
   10,000,000 shares authorized; no shares issued                   -               -
 Additional paid-in capital                               216,926,000     216,926,000
 Accumulated deficit                                     (236,115,000)   (209,416,000)
                                                        -------------   -------------

  Total shareholders' (deficit) equity                    (19,187,000)      7,512,000
                                                        -------------   -------------

                                                        $ 580,494,000   $ 270,740,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
Revenues:
 Casino                                                          $ 79,252,000    $66,767,000
 Rooms                                                              2,864,000      2,550,000
 Food and beverage                                                  7,946,000      7,763,000
 Other                                                              1,394,000      1,199,000
                                                                 ------------    -----------

                                                                   91,456,000     78,279,000
 Less - promotional allowances                                     (8,508,000)    (7,431,000)
                                                                 ------------    -----------

  Net revenues                                                     82,948,000     70,848,000
                                                                 ------------    -----------

Expenses:
 Casino                                                            55,813,000     48,941,000
 Rooms                                                                347,000        459,000
 Food and beverage                                                  2,028,000      2,119,000
 Other                                                                731,000        742,000
 General and administrative                                         5,113,000      4,608,000
 Consulting fees                                                      300,000        300,000
 Depreciation and amortization                                      4,017,000      4,011,000
 Development                                                          204,000        282,000
 Preopening costs                                                     285,000              -
                                                                 ------------    -----------

   Total expenses                                                  68,838,000     61,462,000
                                                                 ------------    -----------

Income from operations                                             14,110,000      9,386,000
                                                                 ------------    -----------

Non-operating income (expense):
 Interest income                                                    3,094,000        786,000
 Interest expense, net of capitalized interest of
   $256,000 in 1999                                               (13,149,000)    (7,790,000)
 Gain on disposal of assets                                             1,000         37,000
                                                                 ------------    -----------

   Total non-operating expense, net                               (10,054,000)    (6,967,000)
                                                                 ------------    -----------

Income before income taxes and other item                           4,056,000      2,419,000
Income tax provision                                                 (574,000)      (349,000)
                                                                 ------------    -----------

Income before other item                                            3,482,000      2,070,000
Minority interest in earnings of Limited Partnership (Note 1)      (2,380,000)    (1,866,000)
                                                                 ------------    -----------

Net income                                                       $  1,102,000    $   204,000
                                                                 ============    ===========


Basic net income per common share                                $        .05    $       .01
                                                                 ============    ===========

Diluted net income per common share                              $        .04    $       .01
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  ---------------------------
                                                                      1999           1998
                                                                  ------------   ------------
Revenues:
 Casino                                                           $218,011,000   $189,009,000
 Rooms                                                               7,889,000      7,058,000
 Food and beverage                                                  22,264,000     21,722,000
 Other                                                               3,537,000      3,098,000
                                                                  ------------   ------------

                                                                   251,701,000    220,887,000
 Less - promotional allowances                                     (22,829,000)   (19,879,000)
                                                                  ------------   ------------

  Net revenues                                                     228,872,000    201,008,000
                                                                  ------------   ------------

Expenses:
 Casino                                                            156,089,000    137,163,000
 Rooms                                                                 959,000      1,357,000
 Food and beverage                                                   6,381,000      6,465,000
 Other                                                               1,809,000      2,084,000
 General and administrative                                         14,513,000     13,446,000
 Consulting fees                                                       900,000        900,000
 Depreciation and amortization                                      11,875,000     12,435,000
 Development                                                           688,000        706,000
 Preopening costs                                                      285,000              -
                                                                  ------------   ------------

   Total expenses                                                  193,499,000    174,556,000
                                                                  ------------   ------------

Income from operations                                              35,373,000     26,452,000
                                                                  ------------   ------------

Non-operating income (expense):
 Interest income                                                     4,550,000      2,203,000
 Interest expense, net of capitalized interest of $256,000
      in 1999                                                      (29,616,000)   (22,697,000)
 Loss on disposal of assets                                            (55,000)       (28,000)
                                                                  ------------   ------------

   Total non-operating expense, net                                (25,121,000)   (20,522,000)
                                                                  ------------   ------------

Income before income taxes, extraordinary and other items           10,252,000      5,930,000
Income tax provision                                                (1,128,000)    (1,014,000)
                                                                  ------------   ------------

Income before extraordinary and other items                          9,124,000      4,916,000
Minority interest in earnings of Limited Partnership (Note 1)       (5,470,000)    (4,498,000)
                                                                  ------------   ------------

Income before extraordinary item                                     3,654,000        418,000
Extraordinary item - early extinguishment of debt                  (30,353,000)             -
                                                                  ------------   ------------

Net (loss) income                                                 $(26,699,000)  $    418,000
                                                                  ============   ============

Basic (loss) income per common share:
   Before extraordinary item                                      $       0.15   $        .02
   Extraordinary item                                                    (1.22)             -
                                                                  ------------   ------------

   Net (loss) income                                              $      (1.07)  $        .02
                                                                  ============   ============

Diluted (loss) income per common share:
   Before extraordinary item                                      $       0.15   $        .02
   Extraordinary item                                                    (1.21)             -
                                                                  ------------   ------------

   Net (loss) income                                              $      (1.06)   $       .02
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Nine Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                                1999           1998
                                                           -------------   ------------
OPERATING ACTIVITIES:
 Net (loss) income                                         $ (26,699,000)   $   418,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Extraordinary item                                          30,353,000              -
  Depreciation and amortization, including accretion
   of debt discount                                           12,313,000     13,197,000
  Loss on disposal of assets                                      55,000         28,000
  Minority interest in earnings of Limited Partnership         5,470,000      4,498,000
  Provision for doubtful accounts                                657,000        593,000
  Deferred income tax (benefit) provision                         (3,000)       532,000
  (Increase) decrease in accounts receivable                  (1,941,000)         5,000
  Increase in accounts payable and accrued expenses           21,690,000      5,681,000
  Net change in other current assets and liabilities          (1,357,000)    (1,350,000)
  Net change in other noncurrent assets and liabilities         (165,000)      (610,000)
                                                           -------------    -----------

   Net cash provided by operating activities                  40,373,000     22,992,000
                                                           -------------    -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (25,166,000)    (9,423,000)
 Short-term investments                                        3,905,000      1,664,000
 Restricted cash                                             (41,467,000)             -
 Increase in cash restricted for construction projects      (145,762,000)             -
 Increase in cash from acquisition                             1,525,000              -
 Collections on notes receivable                                       -      6,000,000
 Proceeds from disposal of assets                              3,944,000         92,000
 Loan to joint venture partner                                (1,000,000)             -
 Investments in unconsolidated affiliates                        (45,000)    (2,500,000)
                                                           -------------    -----------

 Net cash used in investing activities                      (204,066,000)    (4,167,000)
                                                           -------------    -----------

FINANCING ACTIVITIES:
 Borrowings on credit facilities                                       -        541,000
 Proceeds from issuance of long-term debt                    493,395,000              -
 Deferred financing costs                                    (16,316,000)             -
 Repayments of long-term debt                               (209,244,000)    (1,934,000)
 Payments on capital lease obligations                          (421,000)      (425,000)
 Investment by joint venture partner                           1,000,000              -
 Limited partnership distributions                            (5,205,000)    (3,801,000)
                                                           -------------    -----------

  Net cash provided by (used in) financing activities        263,209,000     (5,619,000)
                                                           -------------    -----------

  Net increase in cash and cash equivalents                   99,516,000     13,206,000
  Cash and cash equivalents at beginning of period            42,118,000     38,156,000
                                                           -------------    -----------

  Cash and cash equivalents at end of period               $ 141,634,000    $51,362,000
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

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("HCS"). HCA is an Illinois corporation organized during 1990 which owns and operates a riverboat gaming operation with approximately 30,000 square feet of gaming space together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois (the "Aurora Casino") approximately 35 miles west of Chicago. HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 506-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi (the "Tunica Casino") approximately 30 miles south of Memphis, Tennessee. The Aurora Casino and the Tunica Casino commenced operations in June 1993 and August 1994, respectively. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana which will develop and own a destination gaming resort including a dockside casino, all suite hotel and other entertainment facilities located in Shreveport, Louisiana (the "Shreveport Casino") approximately 180 miles east of Dallas, Texas. HCS is a Louisiana corporation formed by HCC in 1997 which will hold the management contract for the Shreveport Casino.

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

     Prior to October 14, 1999, HCC was the general partner in Pratt Management L.P. ("PML"), having acquired such interest in April 1997 from PPI Corporation, a wholly owned subsidiary of GBCC. PML held the management contract on and earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As general partner, HCC received 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest was held by Pratt Casino Corporation ("PCC"), which until its acquisition by HCC in October 1999, was a wholly owned subsidiary of GBCC. For those periods that PCC was owned by GBCC, the limited partnership interest was reflected on the accompanying consolidated financial statements as a minority interest. PCC also had a consulting contract with the Tunica Casino (see Note 6).

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     On April 28, 1999, HCC entered into a voting agreement with GBCC and certain of its wholly owned subsidiaries, including PCC and PRT Funding Corp. ("PRT Funding"), and the holders of substantially all of the $85,000,000 of unsecured senior notes (the "PRT Funding Notes") issued by PRT Funding which were in default. The PRT Funding Notes were guaranteed by PCC. Under the terms of the agreement, HCC was to purchase the stock of PCC from GBCC for nominal consideration and fund the payment of PCC's obligations as part of a debt restructuring of PRT Funding, PCC and other subsidiaries of PCC. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in PML and its consulting contract for the Tunica Casino and its liabilities were to consist of a new $40,329,000 obligation payable in satisfaction of the PRT Funding Notes.

     In order to complete the restructuring, PCC and PRT Funding filed for protection under Chapter 11 of the United States Bankruptcy Code on May 25, 1999 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan was confirmed by the bankruptcy court in October 1999. At such time, HCC completed its acquisition of PCC and settled PCC's obligations. The acquisition and subsequent termination of the management contract and consulting agreement will result in a fourth quarter charge to expense by the Company in the amount of approximately $40,000,000 as no asset value will be attributed to such contracts when acquired.

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

     In September 1998, a joint venture in which HCL is a partner (the "Shreveport Partnership") received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. HCL's 50% investment in the joint venture ($2,500,000) was reflected on the accompanying consolidated balance sheet at December 31, 1998 as an investment in unconsolidated affiliate.

     On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. The acquisition price was $2,500,000 (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board (the "LGCB") on April 20, 1999. As a result, HCL now has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is ever sold. The joint venture partners' interest is included in minority interest on the accompanying consolidated balance sheet at September 30, 1999 in the amount of $2,000,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, effective with the April 23, 1999 closing of HCL's acquisition of the additional joint venture interest, the Shreveport Partnership is included in the consolidated financial statements of HCC. The acquired company had no significant operating activities prior to the acquisition date.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


    The $150,000,000 Shreveport First Mortgage Notes (see Note 3), together with a total of $49,000,000 of capital contributions from HCL, a $1,000,000 capital contribution from HCL's joint venture partner made with funds loaned by HCL and $30,000,000 in furniture, fixture and equipment financing for which a commitment letter has been obtained (see Note 7) are expected to provide the estimated $230,000,000 needed to construct and open the Shreveport Casino. In addition, HCC has agreed to contribute up to an additional $5,000,000 in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,370 slot machines and 75 table games; a 405-room, all suite, art deco style hotel; and approximately 42,000 square feet of restaurant and entertainment facilities. Construction began in August 1999 with a planned opening date approximately 14 months later.

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

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Land held for sale is shown net of valuation allowances of $3,084,000 and $3,432,000, respectively, on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998.

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

    The consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30, 1999 and 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(2)  (Loss) Earnings per common share -

     Basic (loss) earnings per common share is calculated by dividing the net
(loss) income by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and potential common shares outstanding.

     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of (loss) earnings per share is as follows:

                                                  Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                               -----------------------    -----------------------
                                                  1999          1998         1999         1998
                                               ----------   ----------    ----------   ----------
Shares used in the calculation of:
----------------------------------

Basic net (loss) income per share              24,949,976   24,949,976    24,949,976   24,945,140
Diluted net (loss) income per share            25,489,395   24,949,998    25,231,700   24,950,020


     The number of shares used in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 620,000 and 1,175,000, respectively, for the three month periods ended September 30, 1999 and 1998 and 1,125,000 and 904,121, respectively, for the nine months periods ended September 30, 1999 and 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.


                                                                 September 30,   December 31,
                                                                      1999           1998
                                                                 --------------  -------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)                        $310,000,000   $          -
 Floating rate Senior Secured Notes, due 2006 (a)                   50,000,000              -
 12.75% Senior Secured Notes, due 2003, net of discount
  of $7,013,000 at December 31, 1998 (b)                                     -    200,199,000
 Promissory note due to affiliate (Note 6)                           2,310,000      2,836,000
                                                                  ------------   ------------

                                                                   362,310,000    203,035,000
                                                                  ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (c)                                         2,145,000      1,900,000
                                                                  ------------   ------------

Indebtedness of HCT :
 Equipment loans (d)                                                 2,656,000      1,291,000
 Bank credit facility (e)                                              323,000        462,000
                                                                  ------------   ------------

                                                                     2,979,000      1,753,000
                                                                  ------------   ------------

Indebtedness of HCL for which HCC is not obligated:
 13% Shreveport First Mortgage Notes, with contingent
    interest, due 2006 (f)                                         150,000,000              -
  Other, net of discount of $284,000 at September 30, 1999(g)        1,716,000              -
                                                                  ------------   ------------

                                                                   151,716,000              -
                                                                  ------------   ------------

 Total indebtedness                                                519,150,000    206,688,000
  Less - current maturities                                         (3,171,000)    (7,021,000)
                                                                  ------------   ------------

   Total long-term debt                                           $515,979,000   $199,667,000
                                                                  ============   ============

-------------------------
(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes (see (b) below) through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000
     of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes was adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999. In addition to refinancing existing debt, the Company has used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino (see Note 1) and, during October 1999, to acquire the management and consulting contracts on the Aurora and Tunica casinos (see Notes 1 and 10). The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino and, to the extent available, for working capital purposes. The funds needed to acquire the management and consulting contracts were placed in escrow and are reflected as restricted cash on the accompanying

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     consolidated balance sheet at September 30, 1999. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 commencing on November 1, 1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and HCS and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things,
     (i) substantially all of the assets of HCT and future guarantors, (ii) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of the management contract for the Shreveport Casino.

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

     The indenture to the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, HCS or any future guarantor; or enter into certain transactions with affiliates. The indenture also requires certain financial reporting information (see Note 9).

(b) During October 1995, HCC issued $210,000,000 of 12 .75% Senior Secured Notes (the "12.75% Senior Secured Notes") due November 1, 2003, discounted to yield 13.75% per annum. Interest on the 12.75% Senior Secured Notes was payable semiannually on May 1 and November 1 of each year.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     On May 19, 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in monthly installments of $15,000 including interest at the rate of 7.5% per annum.

(d) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 1999 and 2002. One such loan with a balance of $58,000 at September 30, 1999 and which matures in 2000 does not accrue interest.

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

(f) During August 1999, the partnership formed to develop the Shreveport Casino issued $150,000,000 of 13% First Mortgage Notes, with contingent interest (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC.

     Interest on the Shreveport First Mortgage Notes is payable semiannually on February 1 and August 1 of each year commencing in February 2000. In addition, contingent interest will be payable on each interest payment date after the opening of the Shreveport Casino. The amount of the contingent interest will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5,000,000 for any four consecutive fiscal quarters. The notes are collateralized by a first priority secured interest in substantially all of the partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35,000,000 of financing has been or will be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

(g) The former partners of the Shreveport Partnership's predecessor conducted riverboat gaming operations in New Orleans. In connection with the change in site to Shreveport, the former partners entered into a Compromise Agreement with the City of New Orleans under which the city would be paid a fee of $10,000,000. One of the former partners paid $5,000,000 of the amount

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     to the City of New Orleans. The current partners agreed that the Shreveport Casino would pay the remaining $5,000,000 upon securing financing for its construction; such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would reimburse the former partner $2,000,000 of the amount it paid to the city; such repayment is to be paid upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of September 30, 1999 are set forth below:


           1999 (three months)    $    760,000
           2000                      3,530,000
           2001                      4,334,000
           2002                        568,000
           2003                        168,000
          Thereafter               510,074,000
                                  ------------

              Total               $519,434,000
                                  ============

     Interest paid amounted to $16,278,000 and $14,830,000, respectively, during the nine month periods ended September 30, 1999 and 1998.

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

     HCA also leased certain equipment under capital lease agreements which provided for interest at the rate of 11.2% per annum and expired in 1998. HCT previously leased certain gaming equipment under capital lease agreements.

     The original cost of HCA's parking garages is included in buildings on the accompanying consolidated balance sheets at both September 30, 1999 and December 31, 1998 in the amount of

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


$27,358,000. Assets under capital leases with an original cost of $7,091,000 and $7,260,000, respectively, are included in operating equipment on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998. Amortization expense with respect to these assets amounted to $246,000 and $333,000 during the three month periods ended September 30, 1999 and 1998, respectively, and $737,000 and $998,000 during the nine month periods ended September 30, 1999 and 1998, respectively. Accumulated amortization at September 30, 1999 and December 31, 1998 with respect to these assets amounted to $11,373,000 and $10,805,000, respectively.

     Future minimum lease payments under capital lease obligations as of September 30, 1999 are as follows:


     1999 (three months)                            $  1,021,000
     2000                                              2,483,000
     2001                                              2,532,000
     2002                                              2,643,000
     2003                                              2,660,000
     Thereafter                                       21,417,000
                                                    ------------

     Total minimum lease payments                     32,756,000
     Less amount representing interest               (12,336,000)
                                                    ------------
     Present value of future
      minimum lease payments                          20,420,000
     Current capital lease obligation                   (925,000)
                                                    ------------

     Long-term capital lease obligation             $ 19,495,000
                                                    ============


(5)  Income Taxes

     HCC's provision for income taxes consists of the following:


                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                     ------------------------   -------------------------
                                        1999           1998          1999         1998
                                     ---------     ----------   -----------   -----------
 Current:
   Federal                           $       -     $        -   $         -   $         -
   State                              (579,000)      (160,000)   (1,131,000)     (482,000)
 Deferred:
   Federal                            (259,000)       821,000     9,233,000       534,000
   State                                 5,000        (29,000)        3,000       (71,000)
 Change in valuation allowance         259,000       (981,000)   (9,233,000)     (995,000)
                                     ---------    -----------   -----------   -----------

                                     $(574,000)    $ (349,000)  $(1,128,000)  $(1,014,000)
                                     =========     ==========   ===========   ===========

     Federal tax payments of $169,000 and $4,678,000, respectively, were made during the nine month periods ended September 30, 1999 and 1998. State tax payments of $877,000 and $553,000, respectively, were made during the nine month periods ended September 30, 1999 and 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


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

     At September 30, 1999, HCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $25,700,000, none of which begin to expire until the year 2018. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $4,913,000 and $600,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $1,846,000 and $1,843,000 at September 30, 1999 and December 31, 1998, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     The components of the net deferred tax asset and classification on the accompanying consolidated balance sheets are as follows:

                                      September 30,   December 31,
                                           1999           1998
                                      -------------   ------------
Deferred tax assets:
 Net operating loss carryforwards      $  8,734,000   $  1,305,000
 Valuation and other allowances           9,996,000      8,241,000
 Alternative minimum tax credit           4,913,000      4,913,000
 Investment and jobs tax credits            600,000        415,000
 Basis in limited partnership             2,890,000      2,890,000
 Other liabilities and accruals           4,387,000      4,145,000
 Benefits accrual                         1,717,000      1,711,000
 Other                                    1,205,000        724,000
                                       ------------   ------------

  Total deferred tax assets              34,442,000     24,344,000
                                       ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization           (9,349,000)    (8,610,000)
 Basis in debt obligations                 (850,000)      (727,000)
                                       ------------   ------------

  Total deferred tax liabilities        (10,199,000)    (9,337,000)
                                       ------------   ------------

Net deferred tax asset                   24,243,000     15,007,000
Valuation allowance                     (22,397,000)   (13,164,000)
                                       ------------   ------------

                                       $  1,846,000   $  1,843,000
                                       ============   ============

Classified as:
 Current deferred income tax asset     $    849,000   $    890,000
 Other assets                             1,602,000      1,524,000
 Other noncurrent liabilities              (605,000)      (571,000)


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

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996. Such examination for 1993 and 1994 has been completed for HCC, except with respect to HCT. Based on the findings to date and preliminary discussions regarding HCT, HCC's net operating loss carryforwards could be significantly reduced, which might result in additional alternative minimum tax or regular tax obligations. Due to the inclusion of GBCC and its subsidiaries in such consolidated returns, an as yet undetermined portion of any resulting tax liability may be recoverable from GBCC. As a result, management is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of HCC and is continuing to review the preliminary findings with the assistance of its tax advisors. The Internal Revenue Service is continuing its examination of the consolidated Federal income tax returns of HCC for 1995 and 1996.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(6)  Transactions with Related Parties

     GBCC and its Subsidiaries -

     HCC had loans outstanding to GBCC amounting to $6,750,000 as of both September 30, 1999 and December 31, 1998. The loans consist of a $6,500,000 demand note issued in the third quarter of 1996 with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996 and an additional $250,000 note which became due on April 1, 1998 for which payment has not been received. The $250,000 note continues to bear interest at the rate of 14% per annum, payable semiannually. Effective as of January 1, 1999, interest earned on the outstanding obligations from GBCC is being fully reserved for the same reasons as discussed below with respect to the PPI Funding Notes. Interest receivable amounting to $1,781,000, net of a valuation allowance of $704,000 at September 30, 1999, is included in due from affiliates on the accompanying consolidated balance sheets. Interest income earned on loans and advances to GBCC amounted to $232,000 and $696,000, respectively, during the three and nine month periods ended September 30, 1998.

     In connection with its acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note was payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The note payable to PPI was amended as of the October 12, 1999 acquisition of PCC (Notes 1 and 10) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. The revised terms have been reflected in the current and long-term portion of the note payable included on the accompanying consolidated balance sheet at September 30, 1999 and in the disclosures in Note
3. HCC incurred interest expense with respect to the note amounting to $84,000 and $107,000, respectively, during the three month periods ended September 30, 1999 and 1998 and $267,000 and $336,000, respectively, during the nine month periods ended September 30, 1999 and 1998. Accrued interest of $27,000 and $34,000 with respect to the note is included in interest payable on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998, respectively.

     On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15.5% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14.875% per annum and had an original face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML. Such assignment reduced
the maturity value of the notes to $84,603,000.   On January 5, 1998, GBCC's
most significant subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), filed for protection under Chapter 11 of the United States Bankruptcy Code. It

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


was anticipated that GBCC's equity ownership of GBHC would be significantly reduced in the reorganization under Chapter 11 and, as a consequence, HCC forgave $37,000,000 undiscounted principal amount of the PPI Funding Notes at December 31, 1997, further reducing the maturity value to $47,603,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Prior to December 31, 1996, when GBCC and its subsidiaries were members of the HCC consolidated group, it was anticipated that one of HCC's primary methods of realizing the carrying value of the PPI Funding Notes would be through the utilization of NOL's of GBCC. As a result of HCC's distribution of GBCC stock at December 31, 1996, GBCC's NOL's are no longer available for utilization in HCC's consolidated federal income tax returns. Accordingly, HCC provided a valuation allowance in the amount of $18,741,000 at December 31, 1996 which reduced the carrying amount of the PPI Funding Notes to their estimated realizable value of $35,597,000 at that date. As a result of the 1997 forgiveness of debt discussed above, the carrying amount of the PPI Funding Notes was reduced to an estimated realizable value of $12,322,000 at September 30, 1999 and December 31, 1998. Management presently anticipates that the remaining balance will be realized through a combination of repayments from GBCC and additional asset acquisitions from GBCC and its subsidiaries.

     HCT incurred a monthly consulting fee of $100,000 pursuant to a consulting agreement with PCC prior to its termination on October 14, 1999. Such fees amounted to $300,000 and $900,000, respectively, during each of the three and nine month periods ended September 30, 1999 and 1998.

     Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, provides computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided include hardware, software, and operator support and, for the most part, such services are billed by ACSC at its direct costs plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. ACSC's billings to HCC and its subsidiaries for such products and services during the three month periods ended September 30, 1999 and 1998 amounted to $214,000 and $253,000, respectively; such billings amounted to $794,000 and $915,000, respectively, during the nine month periods ended September 30, 1999 and 1998. At September 30, 1999 and December 31, 1998, unpaid charges of $195,000 and $109,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets.

     HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Such allocated costs and fees amounted to $157,000 and $249,000, respectively, for the three month periods ended September 30, 1999 and 1998; such costs and fees amounted to $466,000 and $795,000, respectively, during the nine month periods ended September 30, 1999 and 1998. Receivables from GBCC and its subsidiaries in the amount of $2,000 and $172,000 are included in due from affiliates on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     During 1998, the Company determined that it should revise its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. As a result of the revised tax treatment for the spin-off of GBCC stock to HCC's shareholders, shareholders of the Company on the distribution date would also have been required to revise their method of reporting the distribution received on their separate federal income tax returns. The Company committed to assume the obligation for additional federal income taxes owed by its shareholders arising from the revised tax treatment. Consequently, the Company reached an agreement with the Internal Revenue Service to settle such obligations on behalf of its shareholders, exclusive of the Pratt Family, for $100,000 and to issue new tax reporting forms to the Pratt Family. Such forms required the Pratt Family members to amend their federal income tax returns for 1996 resulting in substantial additional tax obligations totaling approximately $790,000. The shareholder obligations assumed by the Company are included in other accrued liabilities on the accompanying consolidated balance sheet at December 31, 1998; all of these obligations were settled during 1999.

     Shreveport Casino Partnership -

     In accordance with the amended and restated partnership agreement, HCL agreed that upon the closing of the Shreveport First Mortgage Notes, it would loan $1,000,000 to its joint venture partner which they will use to make a $1,000,000 capital contribution to the partnership. The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Principle on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino. The loan, net of a discount of $83,000 at September 30, 1999, is included in other noncurrent assets on the accompanying consolidated balance sheet. The joint venture partner was also given credit for an additional $1,000,000 capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5,000,000 obligation to the Shreveport Partnership's former partner as discussed in Note 3. The credit was in recognition of guarantees provided by an affiliate of the partner which were necessary for the Shreveport Partnership to obtain approval of its development plans. The $2,000,000 equity interest of the partner is included in minority interest in the consolidated financial statements of HCC at September 30, 1999.

     HCL's joint venture partner will receive for so long as it remains a joint venture partner, among other things, an amount equal to 1% of "complex net revenues" of the Shreveport Casino, as defined, which approximates net revenues. Such payment is in exchange for the assignment by the partner of its interest in the partnership to HCL.

     The Shreveport Partnership has also entered into an agreement with HCL's joint venture partner to provide certain marine services for so long as it remains a joint venture partner. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of the partner for its direct expenses incurred, the Shreveport Casino will pay a monthly fee of $30,000 effective with its opening. No payments have been made under the agreement as of September 30, 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(7)  Commitments and Contingencies

     Ground Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $1,101,000 and $1,080,000, respectively, during the three month periods ended September 30, 1999 and 1998 and $3,157,000 and $2,966,000, respectively, during the nine month periods ended September 30, 1999 and 1998 in connection with the ground lease.

     In May 1999, the Shreveport Partnership entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino will be built. The term of the lease begins when construction commences and ends on the tenth anniversary of the date the Shreveport Casino opens. The Shreveport Partnership has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by the Shreveport Partnership under the lease or the failure to substantially complete construction within the time period established by the LGCB. The Shreveport Partnership may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease are $10,000 per month during the construction period increasing to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the annual base rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, the Shreveport Partnership will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. The Shreveport Casino made payments totaling $26,000 during the three month period ended September 30, 1999 in connection with the ground lease. Such payments have been capitalized as part of the construction costs of the Shreveport Casino.

     Shreveport Casino Lease Commitment -

     The Shreveport Partnership has entered into a lease commitment agreement with a third party lessor for up to $30,000,000 to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease commitment may be made monthly during the construction period in amounts of at least $5,000,000 and will accrue interest at the rate of LIBOR plus 4%. During the construction period, the Shreveport Partnership will only pay interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the commitment. Upon opening of the Shreveport Casino, the outstanding borrowings will become payable quarterly including interest over a three year period to fully amortize the loan. The lease will be treated as a capital lease for financial reporting purposes. Borrowings under the lease commitment will be collateralized by the furniture, fixtures and equipment purchased. The

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


lease agreement contains certain covenants limited to those included in the indenture for the Shreveport First Mortgage Notes (see Note 3).

     Planet Hollywood Litigation -

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 19, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HCT (together with the Original Hollywood Defendants, the "Hollywood Defendants") and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 3, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

     In its lawsuit, PHII seeks a declaratory judgment that it is entitled to use the name "Planet Hollywood" for a casino. In addition, PHII seeks damages alleging, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants and GBCC seek a declaratory judgement that PHII is not entitled to use the name "Planet Hollywood" for a casino. In addition, the Hollywood Defendants and GBCC seek damages alleging, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

     On June 7, 1999, the magistrate judge severed the litigation as to liability and damages. A trial on the liability issues commenced on July 19, 1999 and concluded on July 26, 1999. In oral argument on July 26, 1999, the Hollywood Defendants and GBCC waived their declaratory judgment claims based, in part, on PHII's reported deteriorating financial condition and perceived inability to enter into the casino business. On August 25, 1999, the Hollywood Defendants and GBCC filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of PHII's reported deteriorating financial condition and perceived inability to enter into the casino business, there is no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The judge has not yet issued a ruling on either the liability issues or the motion to dismiss and has provided no definitive date by which either such ruling will be issued.

     Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and have defended their position vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


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

(8)  Supplemental Cash Flow Information

     In connection with the acquisition of one of its joint venture partner's interest in the Shreveport Casino project during April 1999, the joint venture became a consolidated subsidiary of HCC. The acquisition of the joint venture interest and consolidation of the joint venture resulted in the assumption of liabilities as follows:


   Fair value of non-cash assets acquired                   $ 1,523,000
   Cash acquired                                              1,525,000
   Contingent liability for purchase                         (2,499,000)
   Preacquisition earnings attributable to joint venture
     partner                                                    (46,000)
   Cash paid for capital stock                                   (1,000)
                                                            -----------

       Liabilities assumed                                  $   502,000
                                                            ===========

     The issuance of a note to a former partner of the predecessor to the partnership developing the Shreveport Casino at a discounted face amount of $1,692,000 (see Note 3(g)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the nine month period ended September 30, 1999 as a non-cash transaction.

     The additional $1,000,000 credit given to HCL's joint venture partner as an additional contribution to the Shreveport Partnership (see Note 6) and the corresponding addition to construction in progress have been excluded from the accompanying consolidated statement of cash flows for the nine month period ended September 30, 1999 as a non-cash transaction.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(9)  Unrestricted Subsidiaries

     Under the terms of the indenture to the Senior Secured Notes (see Note 3), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries; HWCC-Holdings, Inc.; HWCC-Golf Course Partners, Inc.; and PML. The following presentation summarizes the financial position and results of operations of the Company reflecting its Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.

                            Condensed Balance Sheet
                              September 30, 1999
                            (amounts in thousands)


Current Assets:
  Cash and cash items                                     $  103,866
  Restricted cash                                             41,467
  Accounts receivable, net of  allowance of $1,926             2,591
  Inventories                                                  1,403
  Prepaid expenses and other current assets                    4,150
  Due from affiliates                                          8,700
                                                          ----------
                                                             162,177
                                                          ----------
Investment in and advances to Unrestricted
   Subsidiaries                                               54,316
                                                          ----------
Property and equipment, net of accumulated
   depreciation and amortization of $90,301                  165,396
                                                          ----------
Other Assets:
  Deferred finance costs                                      10,923
  Due from affiliates, net of valuation
     allowances                                               12,359
  Other assets                                                15,782
                                                          ----------
                                                              39,064
                                                          ----------
                                                          $  420,953
                                                          ==========
Current Liabilities:
  Current maturities of long-term debt and
     capital leases                                       $    4,096
  Accounts payable and accrued liabilities                    39,896
  Other current liabilities                                    3,190
                                                          ----------
                                                              47,182
                                                          ----------
Long-term debt                                               364,263
                                                          ----------
Capital lease obligations                                     19,495
                                                          ----------
Other noncurrent liabilities                                   5,831
                                                          ----------
Minority interest in limited partnership                       3,369
                                                          ----------
Shareholders' deficit:
  Common stock                                                     2
  Additional paid-in capital                                 216,926
  Accumulated deficit                                       (236,115)
                                                          ----------
                                                             (19,187)
                                                          ----------
                                                          $  420,953
                                                          ==========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


                      Condensed Statements of Operations
                            (amounts in thousands)

                                              Three Months          Nine Months
                                                  Ended                Ended
                                            September 30, 1999   September 30, 1999
                                            ------------------   ------------------
Net revenues                                         $  82,948           $  228,872
                                                     ---------           ----------
Expenses:
  Departmental expenses                                 58,858              165,177
  General and administrative                             4,703               13,473
  Management and consulting fees                         3,361                8,173
  Depreciation and amortization                          3,916               11,774
  Development                                              148                  522
                                                     ---------           ----------

     Total expenses                                     70,986              199,119
                                                     ---------           ----------
Income from operations                                  11,962               29,753
Non-operating expense, net                              (8,863)             (24,007)
                                                     ---------           ----------
Income before taxes, extraordinary and other items       3,099                5,746
Provision for taxes                                       (574)              (1,127)
                                                     ---------           ----------
Income before extraordinary and other items              2,525                4,619
Equity in losses of unrestricted subsidiaries           (1,423)                (965)
                                                     ---------           ----------
                                                         1,102                3,654
Income before extraordinary item
Extraordinary item - loss from early
 extinguishment of debt                                      -              (30,353)
                                                     ---------           ----------

Net income (loss)                                    $   1,102           $  (26,699)
                                                     =========           ==========


(10)  Subsequent Event

      As discussed in Note 1, HCC acquired the restructured PCC from GBCC in October 1999 following the confirmation of PCC's plan of reorganization under Chapter 11 of the United States Bankruptcy Code. When acquired by HCC for $1,000, PCC's assets consisted of its limited partnership interest in PML and its consulting agreement with the Tunica Casino and its liabilities consisted of an obligation to pay $40,329,000 in satisfaction of the PRT Funding Notes. HCC used a portion of the proceeds from the Senior Secured Notes to pay PCC's obligation. As a result of subsequent mergers, liquidations and dissolutions by and among its wholly owned subsidiaries, HCC terminated the management agreement between the Aurora Casino and PML and the consulting agreement between the Tunica Casino and PCC on October 14, 1999. Accordingly, effective October 13, 1999, HCC will no longer reflect a minority

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


interest in PML nor pay a consulting fee to PCC. The minority interest and consulting fee expense totaled $6,370,000 for the nine month periods ended September 30, 1999 and $7,694,000 for the year ended December 31, 1998. The acquisition by HCC of the management and consulting agreements will result in a charge to operations of approximately $40,000,000 during the fourth quarter of 1999.

(11)  Reclassifications

      Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                                    ASSETS

                                                     September 30,
                                                          1999       December 31,
                                                      (Unaudited)        1998
                                                     -------------   ------------
Current Assets:
 Cash and cash equivalents                            $ 28,884,000   $  9,718,000
 Accounts receivable, net of allowances
  of $875,000 and $655,000, respectively                 1,103,000      1,128,000
 Inventories                                               620,000        606,000
 Deferred income taxes                                   1,931,000      1,540,000
 Due from affiliates                                        36,000        428,000
 Prepaid expenses and other current assets                 736,000      1,010,000
                                                      ------------   ------------

  Total current assets                                  33,310,000     14,430,000
                                                      ------------   ------------

Property and Equipment:
 Land improvements                                       3,167,000      3,167,000
 Buildings and improvements                             46,205,000     46,205,000
 Riverboats                                             37,870,000     37,642,000
 Operating equipment                                    39,164,000     37,192,000
 Construction in progress                                1,353,000        615,000
                                                      ------------   ------------

                                                       127,759,000    124,821,000
 Less - accumulated depreciation and amortization      (46,431,000)   (41,114,000)
                                                      ------------   ------------

  Net property and equipment                            81,328,000     83,707,000
                                                      ------------   ------------

Other Assets                                             2,178,000      2,173,000
                                                      ------------   ------------

                                                      $116,816,000   $100,310,000
                                                      ============   ============


 The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                            September 30,
                                                 1999       December 31,
                                             (Unaudited)        1998
                                            -------------   ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations              $  1,717,000   $  6,517,000
 Accounts payable                               2,531,000      2,199,000
 Accrued liabilities -
  Salaries and wages                            1,650,000      2,300,000
  Interest                                      1,565,000      1,058,000
  Gaming and other taxes                        3,619,000        981,000
  Insurance                                     1,162,000        965,000
  Other                                         1,862,000      1,374,000
 Due to affiliates                              9,669,000      2,109,000
 Other current liabilities                        993,000        993,000
                                             ------------   ------------

  Total current liabilities                    24,768,000     18,496,000
                                             ------------   ------------

Long-Term Debt                                 30,360,000     27,783,000
                                             ------------   ------------

Capital Lease Obligations                      19,495,000     19,948,000
                                             ------------   ------------

Deferred Income Taxes                           5,686,000      5,363,000
                                             ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                    15,000         15,000
 Additional paid-in capital                    25,541,000     25,541,000
 Retained earnings                             10,951,000      3,164,000
                                             ------------   ------------

  Total shareholder's equity                   36,507,000     28,720,000
                                             ------------   ------------

                                             $116,816,000   $100,310,000
                                             ============   ============


 The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months Ended
                                              September 30,
                                       ---------------------------
                                           1999           1998
                                       ------------   ------------
Revenues:
 Casino                                $ 51,714,000   $ 40,083,000
 Food and beverage                        3,806,000      3,568,000
 Other                                    1,025,000        811,000
                                       ------------   ------------

                                         56,545,000     44,462,000
 Less - promotional allowances           (3,101,000)    (2,750,000)
                                       ------------   ------------

 Net revenues                            53,444,000     41,712,000
                                       ------------   ------------

Expenses:
 Casino                                  34,452,000     28,614,000
 Food and beverage                        1,105,000      1,139,000
 Other                                      376,000        384,000
 General and administrative               4,308,000      3,926,000
 Depreciation and amortization            1,763,000      1,714,000
                                       ------------   ------------

  Total expenses                         42,004,000     35,777,000
                                       ------------   ------------

Income from operations                   11,440,000      5,935,000
                                       ------------   ------------

Non-operating income (expense):
 Interest income                            184,000         32,000
 Interest expense                        (1,251,000)    (1,493,000)
 Gain on disposal of assets                   1,000          6,000
                                       ------------   ------------

  Total non-operating expense, net       (1,066,000)    (1,455,000)
                                       ------------   ------------

Income before income taxes               10,374,000      4,480,000

Income tax provision                     (4,613,000)    (1,698,000)
                                       ------------   ------------

Net income                             $  5,761,000   $  2,782,000
                                       ============   ============


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Nine Months Ended
                                                September 30,
                                         -----------------------------
                                             1999             1998
                                         --------------  -------------
Revenues:
 Casino                                  $  139,716,000  $ 115,734,000
 Food and beverage                           10,756,000     10,174,000
 Other                                        2,511,000      2,065,000
                                         --------------  -------------

                                            152,983,000    127,973,000
 Less - promotional allowances               (8,282,000)    (7,448,000)
                                         --------------  -------------

 Net revenues                               144,701,000    120,525,000
                                         --------------  -------------

Expenses:
 Casino                                      96,742,000     82,330,000
 Food and beverage                            3,585,000      3,462,000
 Other                                          900,000      1,007,000
 General and administrative                  10,992,000     10,278,000
 Depreciation and amortization                5,318,000      5,537,000
                                         --------------  -------------

  Total expenses                            117,537,000    102,614,000
                                         --------------  -------------

Income from operations                       27,164,000     17,911,000
                                         --------------  -------------

Non-operating income (expense):
 Interest income                                337,000         94,000
 Interest expense                            (4,004,000)    (4,594,000)
 Gain on disposal of assets                       2,000          3,000
                                         --------------  -------------

  Total non-operating expense, net           (3,665,000)    (4,497,000)
                                         --------------  -------------

Income before income taxes                   23,499,000     13,414,000

Income tax provision                         (9,592,000)    (5,113,000)
                                         --------------  -------------

Net income                               $   13,907,000  $   8,301,000
                                         ==============  =============


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                               ----------------------------
                                                                   1999            1998
                                                               ------------   -------------
OPERATING ACTIVITIES:
 Net income                                                    $ 13,907,000   $  8,301,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                   5,318,000      5,537,000
  Provision for doubtful accounts                                   225,000        147,000
  Gain on disposal of assets                                         (2,000)        (3,000)
  Deferred income tax (benefit) provision                           (68,000)       691,000
  (Increase) decrease in receivables                               (200,000)       259,000
  Increase in accounts payable and accrued liabilities            3,512,000      3,099,000
  Net change in affiliate accounts                                7,952,000         (1,000)
  Net change in other current assets and liabilities                260,000       (377,000)
  Net change in other assets and liabilities                         (5,000)        15,000
                                                               ------------   ------------

 Net cash provided by operating activities                       30,899,000     17,668,000
                                                               ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                             (2,939,000)    (4,655,000)
 Proceeds from sale of assets                                         2,000         46,000
 Short term investments                                                   -      1,689,000
                                                               ------------   ------------

 Net cash used in investing activities                           (2,937,000)    (2,920,000)
                                                               ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                        29,757,000              -
 Repayments of debt                                             (32,012,000)    (3,263,000)
 Payments on capital lease obligations                             (421,000)      (425,000)
 Dividends                                                       (6,120,000)   (11,741,000)
                                                               ------------   ------------

 Net cash used in financing activities                           (8,796,000)   (15,429,000)
                                                               ------------   ------------

 Net increase (decrease) in cash and cash equivalents            19,166,000       (681,000)

 Cash and cash equivalents at beginning of period                 9,718,000      9,491,000
                                                               ------------   ------------

 Cash and cash equivalents at end of period                    $ 28,884,000   $  8,810,000
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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization and Business

     Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois
(the "Aurora Casino") approximately 35 miles west of Chicago.   In May 1992,
HCC, which was then wholly owned by members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. Prior to December 31, 1996, HCC also owned approximately 80% of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation. A GBCC subsidiary had a limited partnership interest in the entity which held the management services contract for the Aurora Casino prior to the acquisition of such interest by HCC in October 1999 (see Notes 5 and 7).

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

     The financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30, 1999 and 1998.

(2)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:

                                           September 30,   December 31,
                                               1999           1998
                                           ------------    -----------
 11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                          $29,007,000    $         -
 12.75% Promissory note to HCC (b)                    -     31,507,000
 Promissory notes to bank (c)                 2,145,000      1,900,000
                                            -----------    -----------

 Total indebtedness                          31,152,000     33,407,000
 Less - current maturities                     (792,000)    (5,624,000)
                                            -----------    -----------

 Total long-term debt                       $30,360,000    $27,783,000
                                            ===========    ===========

-------------------

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note replaced the previous intercompany note with HCC described in (b) below. During October 1999, HCA borrowed an additional $37,000,000 from HCC

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


    under the note agreement to acquire and terminate its management contract (see Notes 5 and 7). HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable semiannually on October 15 and April 15 of each year. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien limited to the outstanding principal amount on the intercompany note to HCC on substantially all of the assets of HCA and by a pledge of the capital stock of HCA.

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

    On May 18, 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum.

    As of September 30, 1999, future maturities of long-term debt are as follows:


          1999 (three months)    $   192,000
          2000                       808,000
          2001                       747,000
          2002                       156,000
          2003                       168,000
          Thereafter              29,081,000
                                 -----------

                                 $31,152,000
                                 ===========

    Interest paid for the nine month periods ended September 30, 1999 and 1998 amounted to $3,497,000 and $3,411,000, respectively.

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

     The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both September 30, 1999 and December 31, 1998 in the amount of $27,358,000. Assets under capital leases with an original cost of $2,446,000 are included in operating equipment on the accompanying balance sheets at both September 30, 1999 and December 31, 1998. Amortization expense with respect to these assets amounted to $246,000 during each of the three month periods ended September 30, 1999 and 1998 and $737,000 during each of the nine month periods ended September 30, 1999 and 1998. Accumulated amortization at September 30, 1999 and December 31, 1998 with respect to these assets amounted to $6,728,000 and $5,991,000, respectively.

     Future minimum lease payments under capital lease obligations as of September 30, 1999 are as follows:


   1999 (three months)                                       $   1,021,000
   2000                                                          2,483,000
   2001                                                          2,532,000
   2002                                                          2,643,000
   2003                                                          2,660,000
   Thereafter                                                   21,417,000
                                                             -------------

   Total minimum lease payments                                 32,756,000
   Less - amount representing interest                         (12,336,000)
                                                             -------------

   Present value of future minimum lease payments               20,420,000
   Current capital lease obligation                               (925,000)
                                                             -------------

   Long-term capital lease obligation                        $  19,495,000
                                                             =============

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(4)  Income Taxes

     HCA's provision for income taxes consists of the following:


                        Three Months Ended            Nine Months Ended
                          September 30,                  September 30,
                   ---------------------------   -----------------------------
                       1999           1998           1999             1998
                   ------------   ------------   ------------     ------------
     Current:
       Federal     $ (4,154,000)  $ (1,258,000)  $ (8,559,000)    $ (3,949,000)
       State           (567,000)      (152,000)    (1,101,000)        (473,000)
     Deferred:
       Federal          103,000       (259,000)        65,000         (620,000)
       State              5,000        (29,000)         3,000          (71,000)
                   ------------   ------------   ------------     ------------

                   $ (4,613,000)  $ (1,698,000)  $ (9,592,000)    $ (5,113,000)
                   ============   ============   ============     ============

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA made payments in lieu of federal taxes to HCC amounting to $956,000 and $4,133,000, respectively, and state income taxes amounting to $864,000 and $540,000, respectively, during the nine month periods ended September 30, 1999 and 1998.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     The components of HCA's net deferred tax liability are as follows:

                                           September 30,   December 31,
                                                1999           1998
                                           --------------  -------------

     Deferred tax assets:
      Allowance for doubtful accounts      $     329,000   $     246,000
      Other liabilities and reserves           1,730,000       1,420,000
                                           -------------   -------------

        Total deferred tax assets              2,059,000       1,666,000
                                           -------------   -------------

     Deferred tax liabilities:
      Depreciation and amortization           (5,814,000)     (5,489,000)
                                           -------------   -------------

     Net deferred tax liability            $  (3,755,000)  $  (3,823,000)
                                           =============   =============

     Receivables and payables to HCC in connection with the aforementioned tax allocation agreements at September 30, 1999 and December 31, 1998 are as follows:

                                September 30,  December 31,
                                    1999           1998
                                 -----------   -----------


     Deferred tax assets         $ 1,726,000   $ 1,373,000
     Due (to) from affiliates     (7,256,000)      347,000
     Deferred tax liabilities     (5,081,000)   (4,793,000)

     The Internal Revenue Service recently completed its examination of the consolidated Federal income tax returns of HCC for the years 1993 and 1994 as they pertain to HCA. The additional tax liability under the tax allocation agreements which is anticipated to result from such examination ($558,000) has been included in the current federal tax provision for the three and nine month periods ended September 30, 1999. The Internal Revenue Service is continuing its examination of the consolidated Federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCA.

(5)  Transactions with Related Parties

     Pursuant to a management services agreement which was terminated in October 1999 (see Note 7), HCA paid base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership. HCC was the general partner and a subsidiary of GBCC was the limited partner in PML. The base management fee was equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee was equal to 10% of

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and income taxes). HCA incurred such fees totaling $3,061,000 and $2,444,000, respectively, during the three month periods ended September 30, 1999 and 1998 and $7,273,000 and $6,269,000, respectively, during the nine month periods ended September 30, 1999 and 1998. Management and incentive fees payable at September 30, 1999 and December 31, 1998 amounting to $2,046,000 and $2,067,000, respectively, are included in due to affiliates on the accompanying balance sheets.

     HCA incurred interest with respect to its promissory notes payable to HCC (see Note 2) amounting to $815,000 and $1,084,000, respectively, for the three month periods ended September 30, 1999 and 1998 and $2,706,000 and $3,344,000, respectively, for the nine month periods ended September 30, 1999 and 1998. Interest payable to HCC on such notes amounted to $1,197,000 and $848,000, respectively, at September 30, 1999 and December 31, 1998 and is included in accrued interest payable on the accompanying balance sheets.

     HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. In addition, HCA is reimbursed by HCC and GBCC for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA during the three month periods ended September 30, 1999 and 1998 totaling $21,000 and $53,000, respectively, and during the nine month periods ended September 30, 1999 and 1998 totaling $117,000 and $243,000, respectively. At September 30, 1999 and December 31, 1998, HCA had net payables of $68,000 and net receivables of $37,000, respectively, in connection with such charges.

(6)  Commitments and Contingencies

 Planet Hollywood Litigation -

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 19, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HWCC-Tunica, Inc., the HCC subsidiary which owns and operates a casino in Tunica, Mississippi ("HCT", and together with the Original Hollywood Defendants, the "Hollywood Defendants"), and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 3, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     In its lawsuit, PHII seeks a declaratory judgment that it is entitled to use the name "Planet Hollywood" for a casino. In addition, PHII seeks damages alleging, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants and GBCC seek a declaratory judgement that PHII is not entitled to use the name "Planet Hollywood" for a casino. In addition, the Hollywood Defendants and GBCC seek damages alleging, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

     On June 7, 1999, the magistrate judge severed the litigation as to liability and damages. A trial on the liability issues commenced on July 19, 1999 and concluded on July 26, 1999. In oral argument on July 26, 1999, the Hollywood Defendants and GBCC waived their declaratory judgment claims based, in part, on PHII's reported deteriorating financial condition and perceived inability to enter into the casino business. On August 25, 1999, the Hollywood Defendants and GBCC filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of PHII's reported deteriorating financial condition and perceived inability to enter into the casino business, there is no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The judge has not yet issued a ruling on either the liability issues or the motion to dismiss and has provided no definitive date by which either such ruling will be issued.

     Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and have defended their position vigorously. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

 Other Litigation -

     HCA is a party in various legal proceedings with respect to the conduct of casino operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCA.

(7)  Subsequent Event

     During October 1999, HCC acquired the GBCC subsidiary which held the limited partnership interest in PML (see Note 5) following the confirmation of the GBCC subsidiary's plan of reorganization under Chapter 11 of the United States Bankruptcy Code. When acquired by HCC, the subsidiary's assets consisted of its limited partnership interest in PML and a consulting agreement with another casino facility owned by HCC and its liabilities consisted of an obligation to pay $40,329,000 in satisfaction of the subsidiary's guarantee of an affiliate's debt issue. HCA borrowed an additional $37,000,000 under its

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


intercompany note with HCC (see Note 2) to acquire and terminate the management contract. Accordingly, effective October 13, 1999, HCA will no longer pay a management fee. The $37,000,000 payment by HCA, which was used by HCC to partially repay PCC's $40,329,000 obligation, will be recorded by HCA as the cost of terminating the management contract and will be reflected as an expense during the fourth quarter of 1999.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  September 30,
                                                       1999       December 31,
                                                   (Unaudited)        1998
                                                  --------------  -------------
Current Assets:
 Cash and cash equivalents                         $ 16,520,000   $ 16,325,000
 Short-term investments                                       -      3,905,000
 Accounts receivable, net of allowances of
  $1,051,000 and $813,000, respectively               2,365,000      1,167,000
 Inventories                                            783,000        779,000
 Deferred income taxes                                1,294,000      1,451,000
 Prepaid expenses and other current assets            1,171,000        770,000
                                                   ------------   ------------

  Total current assets                               22,133,000     24,397,000
                                                   ------------   ------------

Property and Equipment:
 Land and improvements                                4,645,000      4,645,000
 Buildings                                           75,261,000     73,948,000
 Barges                                               2,524,000      2,524,000
 Operating equipment                                 43,324,000     39,169,000
 Construction in progress                             1,449,000      2,612,000
                                                   ------------   ------------

                                                    127,203,000    122,898,000
  Less - accumulated depreciation and amortization  (43,214,000)   (38,910,000)
                                                   ------------   ------------

 Net property and equipment                          83,989,000     83,988,000
                                                   ------------   ------------

Other Assets:
 Land rights                                          7,097,000      7,250,000
 Other assets                                         4,934,000      4,826,000
                                                   ------------   ------------

  Total other assets                                 12,031,000     12,076,000
                                                   ------------   ------------

                                                   $118,153,000   $120,461,000
                                                   ============   ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY


                                           September 30,
                                                1999       December 31,
                                            (Unaudited)        1998
                                           -------------   ------------

Current Liabilities:
 Current maturities of long-term debt       $  1,475,000   $    775,000
 Accounts payable                              1,594,000      1,638,000
 Accrued liabilities -
  Salaries and wages                           2,111,000      1,685,000
  Interest                                       422,000        476,000
  Gaming and other taxes                       1,530,000        453,000
  Insurance                                    2,196,000      1,975,000
  Other                                        2,472,000      1,866,000
 Other current liabilities                     1,606,000      1,283,000
                                            ------------   ------------

 Total current liabilities                    13,406,000     10,151,000
                                            ------------   ------------

Long-Term Debt                                85,549,000     85,023,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                -              -
 Additional paid-in capital                   26,637,000     34,637,000
 Accumulated deficit                          (7,439,000)    (9,350,000)
                                            ------------   ------------

  Total shareholder's equity                  19,198,000     25,287,000
                                            ------------   ------------

                                            $118,153,000   $120,461,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended
                                                       September 30,
                                                 -------------------------
                                                     1999          1998
                                                 -----------   -----------
Revenues:
 Casino                                          $27,538,000   $26,684,000
 Rooms                                             2,864,000     2,550,000
 Food and beverage                                 4,140,000     4,195,000
 Other                                               370,000       378,000
                                                 -----------   -----------

                                                  34,912,000    33,807,000
 Less - promotional allowances                    (5,407,000)   (4,681,000)
                                                 -----------   -----------

   Net revenues                                   29,505,000    29,126,000
                                                 -----------   -----------

Expenses:
 Casino                                           21,361,000    20,327,000
 Rooms                                               347,000       459,000
 Food and beverage                                   923,000       980,000
 Other                                               294,000       358,000
 General and administrative                        1,510,000     1,366,000
 Depreciation and amortization                     1,800,000     2,020,000
                                                 -----------   -----------

   Total expenses                                 26,235,000    25,510,000
                                                 -----------   -----------

Income from operations                             3,270,000     3,616,000
                                                 -----------   -----------

Non-operating income (expenses):
 Interest income                                      90,000       166,000
 Interest expense                                 (2,450,000)   (2,730,000)
 Equity in losses of unconsolidated affiliate        (61,000)          -
 Gain on disposal of assets                              -          30,000
                                                 -----------   -----------

   Total non-operating expenses, net              (2,421,000)   (2,534,000)
                                                 -----------   -----------

Income before income taxes                           849,000     1,082,000
Income tax provision                                (563,000)     (443,000)
                                                 -----------   -----------

Net income                                       $   286,000   $   639,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                 ----------------------------
                                                     1999           1998
                                                 ------------   ------------
Revenues:
 Casino                                          $ 78,295,000   $ 73,275,000
 Rooms                                              7,889,000      7,058,000
 Food and beverage                                 11,508,000     11,548,000
 Other                                              1,022,000        993,000
                                                 ------------   ------------

                                                   98,714,000     92,874,000
 Less - promotional allowances                    (14,547,000)   (12,431,000)
                                                 ------------   ------------

   Net revenues                                    84,167,000     80,443,000
                                                 ------------   ------------

Expenses:
 Casino                                            59,347,000     54,833,000
 Rooms                                                959,000      1,357,000
 Food and beverage                                  2,796,000      3,003,000
 Other                                                848,000      1,028,000
 General and administrative                         4,561,000      4,373,000
 Depreciation and amortization                      5,558,000      6,080,000
                                                 ------------   ------------

   Total expenses                                  74,069,000     70,674,000
                                                 ------------   ------------

Income from operations                             10,098,000      9,769,000
                                                 ------------   ------------

Non-operating income (expenses):
 Interest income                                      297,000        434,000
 Interest expense                                  (7,803,000)    (8,205,000)
 Equity in losses of unconsolidated affiliate         (61,000)           -
 Loss on disposal of assets                           (57,000)       (31,000)
                                                 ------------   ------------

   Total non-operating expenses, net               (7,624,000)    (7,802,000)
                                                 ------------   ------------

Income before income taxes                          2,474,000      1,967,000
Income tax provision                                 (563,000)      (443,000)
                                                 ------------   ------------

Net income                                       $  1,911,000   $  1,524,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                  --------------------------
                                                      1999           1998
                                                  ------------   -----------

OPERATING ACTIVITIES:
 Net income                                       $  1,911,000   $ 1,524,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                     5,558,000     6,080,000
   Provision for doubtful accounts                     432,000       446,000
   Equity in losses of unconsolidated affiliate         61,000           -
   Deferred tax provision                             (151,000)          -
   Loss on disposal of assets                           57,000        31,000
   (Increase) decrease in accounts receivable       (1,630,000)       48,000
   Increase in accounts payable
     and accrued expenses                            2,232,000     1,464,000
   Net change in other current assets
     and liabilities                                   (82,000)     (275,000)
   Net change in other noncurrent assets
     and liabilities                                    25,000      (223,000)
                                                  ------------   -----------

     Net cash provided by operating activities       8,413,000     9,095,000
                                                  ------------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                (5,359,000)   (4,662,000)
 Short-term investments                              3,905,000       (25,000)
 Investment in unconsolidated affiliate                (45,000)          -
 Proceeds from sale of assets                           55,000        46,000
                                                  ------------   -----------

   Net cash used in investing activities            (1,444,000)   (4,641,000)
                                                  ------------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt           86,271,000       541,000
 Repayments of long-term debt                      (85,045,000)     (438,000)
 Dividends                                          (8,000,000)          -
                                                  ------------   -----------

   Net cash (used in) provided by financing
     activities                                     (6,774,000)      103,000
                                                  ------------   -----------

   Net increase in cash and cash equivalents           195,000     4,557,000
     Cash and cash equivalents at  beginning
       of period                                    16,325,000    11,851,000
                                                  ------------   -----------

     Cash and cash equivalents at end of period   $ 16,520,000   $16,408,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 30 miles south of Memphis, Tennessee. The facility (the "Tunica Casino") was completed and commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). The Tunica Casino currently includes a casino with 54,000 square feet of gaming space, 506 hotel rooms and suites, a 123-space recreational vehicle park and related amenities. HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 18, 2001.

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course, LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998.

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     The consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30, 1999 and 1998.

(2)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                              September 30,  December 31,
                                                   1999         1998
                                               -----------   -----------

 Promissory note to HCC due May 1, 2007 (a)    $84,045,000   $       -
 Promissory notes to HCC (b)                           -      84,045,000
 Equipment loans (c)                             2,656,000     1,291,000
 Bank credit facility (d)                          323,000       462,000
                                               -----------   -----------

   Total indebtedness                           87,024,000    85,798,000
  Less - current maturities                     (1,475,000)     (775,000)
                                               -----------   -----------

   Total long-term debt                        $85,549,000   $85,023,000
                                               ===========   ===========
__________________

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note replaced the previous intercompany notes with HCC (see (b) below). HCT may borrow up to $87,045,000 under the intercompany note agreement. During October 1999, HCT borrowed the additional $3,000,000 available under the intercompany note with HCC as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate a consulting agreement (see Notes 5 and 7). Interest on advances is payable semiannually on April 15 and October 15 of each year. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and other future guarantors, (ii) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (iii) a pledge of the capital stock of HCT and certain other subsidiaries of HCC

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     and (iv) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (ii) above was increased to $76,007,000 in October 1999; however, such lien may be further increased as a result of additional borrowings up to a maximum of $108,000,000.

     The indenture to HCC's Senior Secured Notes contains various provisions limiting the ability of HCC, HCT and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock; create liens; create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT or any future guarantor; or enter into certain transactions with affiliates. Dividend payments by HCT to HCC are not restricted under the terms of the indenture.

(b) The intercompany note accrued interest at the rate of 12.75% per annum payable semiannually on October 15 and April 15 of each year. The note was refinanced on May 19, 1999 (see (a) above).

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 1999 and 2002. One such loan with a balance of $58,000 at September 30, 1999 and which matures in 2000 does not accrue interest.

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

     Scheduled payments of long-term debt as of September 30, 1999 are set forth below:

               1999 (three months)    $   291,000
               2000                     1,468,000
               2001                     1,006,000
               2002                       214,000
               2003                           -
               Thereafter              84,045,000
                                      -----------

                 Total                $87,024,000
                                      ===========

     Interest paid amounted to $7,857,000 and $8,205,000, respectively, during the nine month periods ended September 30, 1999 and 1998.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

(3)  Capital Leases

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13 .25% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,645,000 and $4,814,000, respectively, are included in operating equipment in the accompanying consolidated balance sheets at September 30, 1999 and at December 31, 1998 and are fully amortized. Amortization expense for the three and nine month periods ended September 30, 1998 was $87,000 and $261,000, respectively. No future payment obligations exist with respect to such capital leases.

(4)    Income Taxes

       HCT's provision for income taxes consists of the following:

                                         Three Months Ended             Nine Months Ended
                                            September 30,                  September 30,
                                    ----------------------------    ----------------------------
                                        1999            1998            1999            1998
                                    ------------    ------------    ------------    ------------

Provision for current federal
 income taxes                        $  (562,000)    $  (443,000)   $   (714,000)    $  (443,000)
(Provision) benefit for deferred
 federal income taxes                   (114,000)        (70,000)       (304,000)       (259,000)
Change in valuation allowance            113,000         (70,000)        455,000         259,000
                                    ------------    ------------    ------------    ------------

                                     $  (563,000)    $  (443,000)    $  (563,000)    $  (443,000)
                                    ============    ============    ============    ============

       HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal income taxes to HCC in the amount of $288,000 and $175,000, respectively, during the nine month periods ended September 30, 1999 and 1998; no state income taxes were paid during either of the nine month periods ended September 30, 1999 or 1998. State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     At September 30, 1999, HCT had net operating loss carryforwards ("NOL's") totaling approximately $13,650,000, which do not begin to expire until the year 2010. Additionally, HCT has alternative minimum tax and other tax credits available totalling $1,078,000 and $251,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income currently being earned by HCT and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,143,000 and $1,992,000, respectively, at September 30, 1999 and December 31, 1998.

     The components of HCT's net deferred tax asset are as follows:

                                                  September 30,   December 31,
                                                       1999           1998
                                                  --------------  -------------
     Deferred tax assets:
       Net operating loss carryforwards             $ 4,642,000    $ 5,221,000
       Alternative minimum tax credit carryforward    1,078,000        800,000
       Allowance for doubtful accounts                  358,000        277,000
       Other liabilities and accruals                 1,399,000      1,286,000
       Other                                            251,000            -
                                                    -----------    -----------

         Total deferred tax assets                    7,728,000      7,584,000

     Deferred tax liabilities:
       Depreciation and amortization                 (3,540,000)    (3,092,000)
                                                    -----------    -----------

     Net deferred tax asset                           4,188,000      4,492,000
     Valuation allowance                             (2,045,000)    (2,500,000)
                                                    -----------    -----------

                                                     $ 2,143,000    $ 1,992,000
                                                     ===========    ===========

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     Receivables from and (payables to) HCC in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:

                                  September 30,   December 31,
                                       1999           1998
                                  --------------  ------------

       Deferred income taxes         $1,294,000     $1,451,000
       Other noncurrent assets          849,000        541,000
       Due to affiliates               (428,000)           -

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996. The results of such examination for 1993 and 1994 with respect to HCT have not been finalized; however, preliminary findings indicate that if certain issues are not resolved in HCT's favor, HCT's net operating loss carryforwards could be significantly reduced, which would result in additional alternative minimum tax or regular tax liability under an existing tax allocation agreement with HCC. Management is continuing to review the preliminary findings with the assistance of its tax advisors, but is presently unable to estimate the ultimate impact on the financial position or results of operations of HCT. The Internal Revenue Service is continuing its examination of the consolidated Federal income tax returns of HCC for 1995 and 1996.

(5)  Transactions with Related Parties

     Pursuant to a consulting agreement which was terminated during October 1999 (see Note 7), HCT incurred a monthly consulting fee of $100,000. The consulting agreement was with Pratt Casino Corporation ("PCC"), an affiliated company.
Such fees amounted to $300,000 and $900,000, respectively, during each of the three and nine month periods ended September 30, 1999 and 1998.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month and reimburses ACSC for its direct costs and expenses incurred under the agreement. ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $154,000 and $140,000, respectively, for the three month periods ended September 30, 1999 and 1998 and $553,000 and $522,000, respectively, for the nine month periods ended September 30, 1999 and 1998. At September 30, 1999 and December 31, 1998, HCT had payables of $143,000 and $44,000, respectively, included in accounts payable with respect to such charges.

     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. HCT also bills HCC and its subsidiaries for services provided

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

to those companies. For the three month periods ended September 30, 1999 and 1998 net charges incurred by HCT amounted to $39,000 and $46,000, respectively. For the nine month periods ended September 30, 1999 and 1998, such charges amounted to $128,000 and $131,000, respectively. The accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998 include net payables to affiliates of $57,000 and net receivables from affiliates of $97,000, respectively, for such charges.

(6)  Commitments and Contingencies

 Ground Lease -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $1,101,000 and $1,080,000, respectively, during the three month periods ended September 30, 1999 and 1998, and $3,157,000 and $2,966,000, respectively, during the nine month periods ended September 30, 1999 and 1998 in connection with the ground lease.

 Planet Hollywood Litigation -

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, the wholly owned subsidiary of HCC which owns and operates a casino in Aurora, Illinois and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 19, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HCT (together with the Original Hollywood Defendants, the "Hollywood Defendants") and Greate Bay Casino Corporation ("GBCC"), an affiliated company, as defendants. The Original Hollywood Defendants filed with the Court on February 3, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

     In its lawsuit, PHII seeks a declaratory judgment that it is entitled to use the name "Planet Hollywood" for a casino. In addition, PHII seeks damages alleging, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants and GBCC seek a declaratory judgement that PHII is not entitled to use the name "Planet Hollywood" for a casino. In addition, the Hollywood Defendants and GBCC seek damages alleging, among other things, that the PHII Defendants

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

     On June 7, 1999, the magistrate judge severed the litigation as to liability and damages. A trial on the liability issues commenced on July 19, 1999 and concluded on July 26, 1999. In oral argument on July 26, 1999, the Hollywood Defendants and GBCC waived their declaratory judgment claims based, in part, on PHII's reported deteriorating financial condition and perceived inability to enter into the casino business. On August 25, 1999, the Hollywood Defendants and GBCC filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of PHII's reported deteriorating financial condition and perceived inability to enter into the casino business, there is no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The judge has not yet issued a ruling on either the liability issues or the motion to dismiss and has provided no definitive date by which either such ruling will be issued.

     Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants will prevail in this litigation; however, the Hollywood Defendants believe that PHII's claims are without merit and have defended their position vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

 Other -

     HCT is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCT.

(7)  Subsequent Event

     During October 1999, HCC acquired PCC following the confirmation of PCC's plan of reorganization under Chapter 11 of the United States Bankruptcy Code. When acquired by HCC, PCC's assets consisted of the consulting agreement with the Tunica Casino (see Note 5) and a limited partnership interest in the entity which held the management contract on another casino facility owned by HCC and its liabilities consisted of an obligation to pay $40,329,000 in satisfaction of PCC's guarantee of an affiliate's debt issue. HCT borrowed an additional $3,329,000 from HCC (see Note 2) to acquire and terminate the consulting agreement. Accordingly, effective October 13, 1999, HCT will no longer pay a consulting fee. The $3,329,000 payment by HCT, which was used by HCC to partially repay PCC's $40,329,000 obligation, will be recorded by HCT as the cost of terminating the consulting agreement and will be reflected as an expense during the fourth quarter of 1999.

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

RESULTS OF OPERATIONS

   HCC had net revenues for the three and nine month periods ended September 30, 1999 of $82.9 million and $228.9 million, respectively, representing increases of 17.1% and 13.9%, respectively, from the corresponding periods of 1998. The increases are attributable to improved net revenues at the Aurora Casino of $11.7 million (28.1%) and $24.2 million (20.1%), respectively, and at the Tunica Casino of $379,000 (1.3%) and $3.7 million (4.6%), respectively. HCC's operating expenses increased by $7.4 million and $18.9 million to $68.8 million and $193.5 million, respectively, during the three and nine month periods ended September 30, 1999 from $61.5 million and $174.6 million, respectively, during the same periods of 1998.

   Consequently, HCC's income from operations increased by $4.7 million (50.3%) and $8.9 million (33.7%), respectively, during the third quarter and first nine of 1999 compared to the same periods of 1998. Income from operations at the Aurora Casino increased by $5.5 million to $11.4 million and by $9.3 million to $27.2 million during the three and nine month periods ended September 30, 1999, respectively, compared with the same periods of 1998 due to significant increases in patron volume and improved hold percentages. Income from operations at the Tunica Casino decreased by $346,000 to $3.3 million during the 1999 three month period compared to the same period in 1998 resulting in an overall 1999 nine month increase of $329,000 to $10.1 million. The three month period decline resulted primarily from a decrease in the table game hold percentage.

Aurora Casino

   General

   Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $14.5 million and $34.4 million, respectively, for the three and nine month periods ended September 30, 1999 compared to $8.4 million and $24.2 million, respectively, during the same periods in 1998. The 1999 increases result primarily from improvement in casino revenues attributable to dockside gaming. Third quarter 1999 net revenues were the highest quarterly net revenues earned by the Aurora Casino since its opening. As a result of regulatory changes, dockside gaming began at the Aurora Casino on June 26, 1999, eliminating the existing cruising requirements and enabling patrons to enter and exit the boats without restrictions. Management anticipates that the significantly higher gaming revenues will continue in future periods and has announced plans to construct a new dockside facility to capitalize on this regulatory change (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities").

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

   Gaming Operations

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and nine month periods ended September 30, 1999 and 1998.

                                      Three Months Ended              Nine Months Ended
                                         September 30,                   September 30,
                                ----------------------------  -----------------------------------
                                    1999           1998            1999               1998
                                -------------  -------------  ---------------  ------------------
Revenues:
 Table games                    $ 11,480,000   $ 10,015,000   $   33,034,000      $   32,181,000
 Slot machines                    39,504,000     29,534,000      104,781,000          81,811,000
 Poker revenues                      730,000        534,000        1,901,000           1,742,000
                                ------------   ------------   --------------      --------------

  Total                         $ 51,714,000   $ 40,083,000   $  139,716,000      $  115,734,000
                                ============   ============   ==============      ==============

Table games:
 Gross wagering (drop) (1)      $ 67,423,000   $ 62,316,000   $  187,060,000      $  185,364,000
 Hold percentage (2)                    17.0%          16.1%            17.7%               17.4%

Slot machines:
 Gross wagering (handle) (1)    $677,631,000   $521,835,000   $1,810,876,000      $1,458,944,000
 Hold percentage (2)                     5.8%           5.7%             5.8%                5.6%
-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

    Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $160.9 million (27.5%) and $353.6 million (21.5%), respectively, during the third quarter and first nine months of 1999 compared to the like periods during 1998. The increases reflects increased patron volume primarily as a result of dockside gaming.

   Revenues

   Casino revenues increased $11.6 million (29%) and $24 million (20.7%), respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods of 1998 due primarily to the increases in gross wagering previously discussed. Table game revenues increased

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

$1.5 million (14.6%) during the third quarter of 1999 compared to the same period in 1998, more than offsetting the decline through June 30, 1999 in table game revenues compared to the prior year. As a result, table game revenues increased $853,000 (2.7%) during the first nine months of 1999 compared to the like period in 1998. The third quarter increase resulted from the increase in drop coupled with an improvement in the table game hold percentage to 17.0% in 1999 from 16.1% in 1998. The nine month increase reflects the slight increase in drop together with the table game hold percentage increase to 17.7% from 17.4%. The 29.9% and 24.1% increases in slot machine handle together with increases in the slot machine hold percentages during 1999 resulted in three and nine month slot machine revenue increases of $10 million (33.8%) and $23 million (28.1%), respectively, compared to the corresponding periods in 1998. Poker revenues increased $196,000 (36.7%) during the third quarter and $159,000 (9.1%) for the nine month period. Poker revenues were negatively impacted in the fourth quarter of 1998 and early in 1999 as a result of the opening of a competitor's poker room. The impact has decreased with the passage of time.

   Food and beverage revenues at the Aurora Casino increased $238,000 (6.7%) and $582,000 (5.7%), respectively, during the third quarter and first nine months of 1999 compared to the prior year periods reflecting increased patron volume during 1999. Other revenues increased $214,000 (26.4%) and $446,000 (21.6%)
during the three and nine month periods ended September 30, 1999 compared to the same periods of 1998 reflecting increases in parking fees and commission revenues.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 64.2% and 62.4%, respectively, during the three and nine month periods ended September 30, 1999 compared to 62.8% and 60.9%, respectively, during the like periods in 1998. The increases from the prior year periods reflect increases in promotional activities as part of the Aurora Casino's marketing efforts.

   Departmental Expenses

   Casino expenses increased $5.8 million (20.4%) and $14.4 million (17.5%), respectively, during the third quarter and first nine months of 1999 compared to the 1998 periods. Such increases results from additional gaming taxes associated with the increase in casino revenues as well as to the higher marketing expenses previously discussed.

   Food and beverage expenses did not change significantly during the three and nine month periods ended September 30, 1999 compared to the same periods in 1998 as higher costs associated with the increased patron volume and slightly higher food and beverage costs were offset by increased allocations to casino expenses as part of the Aurora Casino's promotional activities. Other expenses were virtually unchanged during the third quarter resulting in an overall nine month decrease of $107,000 (10.6%) due to reductions in personnel and other non-departmental operating expenses.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Tunica Casino

   General

   Income from operations at the Tunica Casino amounted to $3.3 million and $10.1 million, respectively, for the three and nine month periods ended September 30, 1999 compared to $3.6 million and $9.8 million, respectively, during the same periods of 1998. The three month period decrease is primarily attributable to a significant decline in table games hold percentage which more than offset the increase in gross wagering. The nine month increase is primarily attributable to the increase in gross wagering and to improvement in the slot machine hold percentage.

   Gaming Operations

   The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and nine month periods ended September 30, 1999 and 1998.

                                     Three Months Ended               Nine Months Ended
                                        September 30,                    September 30,
                                ----------------------------     -------------------------------
                                    1999           1998              1999              1998
                                -------------  -------------     --------------  ---------------
Casino Revenues:
 Table games                    $  3,255,000   $  4,239,000      $   10,816,000   $   10,628,000
 Slot machines                    24,033,000     22,180,000          66,767,000       61,882,000
 Poker revenues                      250,000        265,000             712,000          765,000
                                ------------   ------------      --------------   --------------

  Total                         $ 27,538,000   $ 26,684,000      $   78,295,000   $   73,275,000
                                ============   ============      ==============   ==============

Table games:
 Gross wagering (drop) (1)      $ 22,247,000   $ 20,605,000      $   62,173,000   $   58,301,000
 Hold percentage (2)                    14.6%          20.6%               17.4%            18.2%

Slot machines:
 Gross wagering (handle) (1)    $442,125,000   $428,374,000      $1,252,147,000   $1,190,522,000
 Hold percentage (2)                     5.4%           5.2%                5.3%             5.2%


---------------------------
(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $15.4 million (3.4%) and $65.5 million (5.2%), respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods of 1998. Slot machine handle increased by $13.8 million (3.2%) and $61.6 million (5.2%), respectively, during the third quarter and first nine months of 1999 compared to the prior year periods. Table game drop increased by $1.6 million (8%) and $3.9 million (6.6%), respectively, during the 1999 periods compared to the 1998 periods. Management believes such increases are attributable to the implementation of a new, more aggressive marketing campaign designed to reposition the Tunica Casino within the Tunica gaming market. Such marketing efforts have been supplemented with increased use of the Tunica Casino's jointly operated golf course and the addition of headliner entertainment to attract higher value patrons. Improvement in slot machine handle has also resulted from a significant increase in the number of slot machines available and to management's program of updating machines to enhance the patrons' gaming experience. Patron volume declined slightly during the 1999 periods compared to the same periods in 1998 indicating that the Tunica Casino has been successful in attracting higher value patrons.

     Revenues

     Casino revenues increased $854,000 (3.2%) and $5 million (6.9%), respectively, during the three and nine month periods ended September 30, 1999 compared to the 1998 periods. Table game revenues decreased 23.2% during the third quarter of 1999 bringing the nine month period increase to only 1.8%. The increases in table drop discussed above were negated by declines in the table game hold percentage to 14.6% and 17.4%, respectively, during the 1999 three and nine month periods from 20.6% and 18.2%, respectively, during the 1998 periods. The 14.6% table games hold percentage during the third quarter of 1999 was significantly below historical levels and a full six percentage points below the prior year's third quarter. Slot machine revenue increased $1.9 million (8.4%) and $4.9 million (7.9%), respectively, during the third quarter and first nine months of 1999 compared to the 1998 periods reflecting the increases in gross wagering discussed above coupled with increases in the slot machine hold percentages to 5.4% and 5.3%, respectively, in the three and nine month periods of 1999 from 5.2% in each of the three and nine month periods of 1998. Poker revenues decreased by 5.7% and 6.9%, respectively, during the three and nine month periods ended September 30, 1999 compared to the 1998 periods.

     Rooms revenue increased $314,000 (12.3%) and $831,000 (11.8%), respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. Hotel occupancy rates declined to 87.9% in the first nine months of 1999 compared to 91.2% in 1998. Renovations to hotel rooms and suites together with inclement weather in January 1999 negatively impacted occupancy rates during the first quarter of 1999. Second and third quarter occupancy rates declined to an average of 91.5% in 1999 from 95.9% in 1998 due to increased competition for overnight patrons resulting from the completion and opening of an additional 600 guest rooms early in the second quarter of 1999. Accordingly, the improvement in room revenues resulted from an increase in the average daily room rate to $63 during the first nine months of 1999 from $53 during the 1998 period. Food and beverage and other revenues did not change significantly during either of the 1999 periods compared to the same periods in 1998.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, increased to 73.3% and 71.2%, respectively, during the three and nine

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

month periods ended September 30, 1999 from 65.7% and 63.4%, respectively, during 1998. The increases and are the result of higher complimentary room and food and beverage costs due to increased marketing efforts and increased competition for overnight guests.

     Departmental Expenses

     Casino expenses increased $1 million (5.1%) and $4.5 million (8.2%), respectively, during the three and nine month periods ended September 30, 1999 compared to the 1998 periods reflecting the implementation of marketing programs. Rooms expense decreased $112,000 (24.4%) and $398,000 (29.3%), respectively, during the third quarter and first nine months of 1999 compared to the prior year periods reflecting the increased allocation to the casino department of hotel costs associated with marketing programs. Food and beverage expenses also decreased by $57,000 (5.8%) and $207,000 (6.9%), respectively, for the periods ended September 30, 1999 compared to the 1998 periods and other departmental expenses decreased by 17.9% and 17.5%, respectively, during the three and nine month periods in 1999 all due to increased allocations to the casino department.

Other Consolidated Items
------------------------

     General and Administrative

     General and administrative expenses increased by $505,000 (11%) and $1 million (7.9%), respectively, during the third quarter and first nine months of 1999 compared to the same periods in 1998. Such expenses at the Aurora Casino (net of management fees) decreased by 15.9% and 7.2%, respectively, for the 1999 three and nine month periods primarily as a result of a reduction in legal and professional fees. The Tunica Casino experienced increases in general and administrative expenses (net of consulting fees) of 13.5% and 5.4%, respectively, for the three and nine month periods ended September 30, 1999 compared to the prior year periods primarily as a result of increases in personnel costs and professional fees. The remaining corporate general and administrative expense increases of $596,000 (28.9%) and $1.2 million (19.6%), respectively, for the 1999 three and nine month periods result from increases in corporate overhead costs, primarily in legal fees and personnel costs.

     Depreciation and Amortization

     Depreciation and amortization expense was virtually unchanged during the third quarter of 1999 compared to the like period in 1998, but reflected a nine month decrease of $560,000 (4.5%) compared to the 1998 period primarily due to certain operating equipment at the Aurora and Tunica casinos becoming fully depreciated. Property additions at the Aurora and Tunica Casinos during the third quarter of 1999 reversed this trend.

     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by $78,000 (27.7%) during the three month period ended September 30, 1999 compared to the 1998 period bringing the current year nine month total in line with the previous year period.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Preopening Costs

     Preopening costs are the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, are required to be expensed as incurred. Such costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project.

     Interest

     Interest income increased $2.3 million (293.6%) and $2.3 million (106.5%), respectively, for the three and nine month periods ended September 30, 1999 compared to the same periods of 1998. Both the third quarter and nine month period increases reflect interest on the unexpended cash proceeds of HCC's debt issue on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities").

     Interest expense increased by $5.4 million (68.8%) and $6.9 million (30.5%), respectively, during the three and nine month periods ended September 30, 1999 compared to the prior year periods due to the increase in HCC's long-term indebtedness from the May 1999 issuance of the Senior Secured Notes and the August 1999 issuance of $150 million of 13% First Mortgage Notes with respect to the Shreveport Casino. Although the issuance of the Senior Secured Notes increased HCC's indebtedness from a face value of $204.7 million to $360 million, the effective interest rate fell from 13.75% to 11.27%. As indicated on the accompanying consolidated financial statements, a portion of the interest associated with the Shreveport Casino borrowing is being capitalized during the construction period ($256,000 during the three and nine month periods ended September 30, 1999). The interest rate on $50 million of the Senior Secured Notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. On November 1, 1999, the interest rate on such notes increased to 12.41% from 11.36%, effectively increasing the Company's annual interest expense by $525,000.

     Income Taxes

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $1.8 million as of September 30, 1999 (see also "Liquidity and Capital Resources - Operating Activities").

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

     Minority Interest in Earnings of Limited Partnership

     The minority interest in the earnings of the limited partnership which held the management contract for the Aurora Casino increased by $514,000 (27.5%) and $972,000 (21.6%), respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

increases result primarily from increases in the management fees paid by the Aurora Casino to the limited partnership as a result of improved operating revenues and profits on which such fees are based, coupled with a slight decline in the limited partnership's operating expenses during the 1999 periods. As a result of the acquisition and termination of the management contract during October 1999, such minority interest will no longer be incurred (see "Liquidity and Capital Resources - Pratt Casino Corporation Acquisition" below).

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

     Management has initiated a program to prepare the Company's computer systems and applications as well as its non-information technology (embedded microchip) systems for the Year 2000. The initial stage of the program consisted of identifying those systems which might be at risk. All identified systems were categorized as (1) those necessary for regulatory compliance purposes, (2) essential systems and (3) non-essential systems. Within the essential systems group, an additional rating factor of one to five was assigned to each system with a factor of one indicating the greatest significance. Readiness of information technology and non-information technology systems for the Year 2000 has been investigated or has been determined by means of vendor certification or internal testing. System readiness for the Year 2000 is substantially complete with the essential and regulatory systems having been completed during the second quarter of 1999. The two major information technology systems identified as not Year 2000-compliant have been replaced. Management expects the total costs of acquiring, testing and converting such systems will be less than $1 million. The majority of these costs have been included in capital expenditures during 1999 (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities" below).

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


LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     The operations of the Aurora Casino and Tunica Casino continue to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $30.9 million of cash flow from operations during the first nine months of 1999 after deducting the payment of $7.3 million of management fees. The Tunica Casino provided $8.4 million of cash from operations during the first nine months of 1999 after deducting the payment of $900,000 of consulting fees to GBCC. HCC's other sources of funds include interest income earned on temporary investments ($2.5 million). In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first nine months of 1999 included preopening costs with respect to the Shreveport Casino ($285,000), costs to pursue development opportunities ($688,000) and corporate overhead costs ($1.2 million).

     During the first nine months of 1999, consolidated cash flow provided by operations ($40.4 million), from the sale of assets ($3.9 million) and from equipment financing ($2 million) were used, in part, by HCC to fund capital expenditures, exclusive of Shreveport Casino project costs, of $8.5 million, to repay third party indebtedness (other than HCC's 12.75% Senior Secured Notes) of $2 million, to make payments under capital lease obligations of $421,000 and to pay distributions amounting to $5.2 million to PCC as limited partner in PML.
As a result of the acquisition of Pratt Casino Corporation discussed below, distributions to PCC were discontinued during October 1999. Shreveport Casino project costs have, for the most part, been funded with proceeds from borrowings (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities").

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996. Such examination for 1993 and 1994 has been completed for HCC, except with respect to HCT. Based on the findings to date and preliminary discussions regarding HCT, HCC's net operating loss carryforwards could be significantly reduced, which might result in

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

additional alternative minimum tax or regular tax obligations. Due to the inclusion of GBCC and its subsidiaries in such consolidated returns, an as yet undetermined portion of any resulting tax liability may be recoverable from GBCC. As a result, management is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of HCC and is continuing to review the preliminary findings with the assistance of its tax advisors. The Internal Revenue Service is continuing its examination of the consolidated Federal income tax returns of HCC for 1995 and 1996. Management believes that it will have adequate capital resources to meet the additional tax payments, if any, resulting from such examinations.

     Pratt Casino Corporation Acquisition

     On April 28, 1999, the Company entered into a voting agreement with GBCC and certain of its wholly owned subsidiaries, including PRT Funding and PCC, and the holders of substantially all of the $85 million of senior notes issued by PRT Funding which were in default. The PRT Funding Notes were guaranteed by PCC. Under the terms of the agreement, the Company was to purchase the stock of PCC from GBCC for nominal consideration and fund the payment of PCC's obligations as part of a debt restructuring of PRT Funding, PCC and other subsidiaries of PCC. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in PML and its consulting agreement with the Tunica Casino and its liabilities were to consist of a new $40.3 million obligation payable in satisfaction of the PRT Funding Notes. The funds necessary to satisfy such obligation were obtained as part of the May 1999 refinancing and were placed in escrow for such purpose.

     In order to complete the Restructuring, PCC and PRT Funding filed for protection under Chapter 11 of the United States Bankruptcy Code on May 25, 1999 with the above transactions included as part of a pre-negotiated plan of reorganization. The plan of reorganization was confirmed by the bankruptcy court in October 1999. At such time, HCC completed its acquisition of PCC and settled PCC's obligations. The acquisition and subsequent termination of the management contract and consulting agreement will result in a fourth quarter charge to expense by HCC of approximately $40 million as no asset value will be attributed to such contracts when acquired.

     The acquisition of PCC and subsequent termination of the contracts effective October 13, 1999 will eliminate both the minority interest in PML and the Tunica consulting fee paid to a GBCC subsidiary. The minority interest and consulting fee expense totaled $6.4 million for the nine month period ended September 30, 1999 and $7.7 million for the year ended December 31, 1998.

     Financing Activities

     During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a private debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective November 1, 1999, the interest rate increased to 12.41% from an initial rate of 11.36% per annum. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora and Tunica casinos. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"), and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 commencing on November 1,

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and HCS and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (i) substantially all of the assets of HCT and future guarantors, (ii) a lien not to exceed approximately $108 million on substantially all of the assets of HCA,
(iii) a pledge of the capital stock of certain subsidiaries of HCC and (iv) the collateral assignment of the management contract for the Shreveport Casino.

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

     On August 10, 1999 the Shreveport Partnership issued $150 million of 13% First Mortgage Notes due 2006 with contingent interest, the net proceeds of which, together with capital contributions from HCL and $30 million of furniture, fixture and equipment financing for which a commitment has been obtained, will provide the approximately $230 million of funds necessary to build, equip and open the Shreveport Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). The Shreveport First Mortgage Notes are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on February 1 and August 1 of each year commencing on February 1, 2000. In addition, contingent interest will be payable on each interest payment date after the opening of the Shreveport Casino. The amount of the contingent interest will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35 million of financing has been or will be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     The Shreveport First Mortgage Notes are redeemable at the option of the Shreveport Partnership any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport First Mortgage Notes may also be redeemed at any time or prior to August 1, 2002 with proceeds of contributions to the Shreveport Partnership made by HCC from certain offerings of equity securities by HCC.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The indenture to the Shreveport First Mortgage Notes contains various provisions limiting the ability of the Shreveport Partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture also limits the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the Shreveport Partnership.

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

     HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($323,000 at September 30, 1999) are being repaid in monthly installments over 36 months and accrue interest at the rate of 8.875% per annum.

     Prior to October 14, 1999, HCC was the general partner in the limited partnership which held the Aurora management agreement, having acquired such interest in April 1997. HCC's original acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.8 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of partnership distributions which were made to HCC prior to the liquidation of the general partnership in October 1999. Effective November 1, 1999, HCC will continue to make monthly payments of principal and interest totalling $83,000 with additional quarterly principal payments of $21,000 beginning in January 2000 which together will approximate HCC's payment obligations while the management contract was in effect.

     As of September 30, 1999, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 1999 are approximately $760,000 and $1 million, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Capital Expenditures and Other Investing Activities

     Aurora Casino -

     Capital expenditures at the Aurora Casino during the first nine months of 1999 were $2.9 million; management anticipates spending $1.7 million during the remainder of 1999 toward its ongoing capital improvements program. Significant projects planned for 1999 include new slot machines and casino equipment new telephone and point-of-sale systems and the renovation of a restaurant facility. In addition, the Company is currently finalizing plans to replace the Aurora Casino's two riverboats with a newly constructed, permanently moored dockside casino. As currently planned, the new facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The new facility is projected to cost approximately $50 million and will require a construction period of 14 months. Final design plans are subject to the approval of various regulatory authorities and construction is currently scheduled to commence in the first quarter of 2000. Upon the finalization of plans and the receipt of all required approvals, the Aurora Casino will write down the net book value of its existing riverboats (approximately $31.4 million at September 30, 1999) to an amount representing their fair market value based on the estimated remaining 14-month economic life. The resulting value will then be amortized over the construction period prior to the boats being removed from service. Management currently anticipates, that such write down to fair market value could exceed $26 million. Approximately $40 million of the estimated $50 million in project costs for the proposed dockside facility were obtained from HCC's debt offering completed in May 1999 with the remainder to come from operating cash flow.

     A complaint was recently filed in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of such legislation, including the legality of dockside gaming, is invalid. Pending the resolution of this litigation, the Company's planned expansion of the Aurora Casino could be delayed. If the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing riverboats on a dockside basis pending a final resolution of the litigation. If the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated and it appears that the Illinois legislature will not pass new legislation enabling dockside gaming, then the Company will likely modify its expansion plans for the Aurora Casino. Under this scenario, the Company would proceed with the development of a new, large riverboat to replace the smaller of its two existing riverboats rather than build a permanently moored dockside casino to replace its riverboats.

     Tunica Casino -

     Capital expenditures at the Tunica Casino during the first nine months of 1999 amounted to $5.4 million; management anticipates spending $1.6 million during the remainder of 1999. Such expenditures are part of a two-year capital improvement plan which include the upgrading of hotel accommodations and public areas, the replacement of certain slot machines and the development of a new VIP check-in and private entertainment lounge to enhance the level of service provided to premium gaming patrons. Projects completed in 1998 as part of the two year plan included upgrades to hotel rooms, the completion of an 18-hole championship golf course and the expansion of the recreational vehicle parking area.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course have totalled approximately $2.1 million.

     Shreveport Casino -

     In September 1998, the Shreveport Partnership received approval to develop, own and operate a Hollywood-themed hotel and casino complex on the Red River in Shreveport, Louisiana. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which HCA would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire their interest in the Shreveport Partnership for $2.5 million (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board on April 20, 1999. As a result, effective as of April 23, 1999, HCL now has an effective 100% operating interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold.

     The total estimated cost of the Shreveport Casino is approximately $230 million of which approximately $19.8 million has been spent as of September 30, 1999. HCL has contributed approximately $49 million as an equity investment in the project with the other joint venture partner having contributed $1 million to the project with the proceeds of a loan from HCL. The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Principle on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino. The joint venture partner was also given credit for an additional $1 million capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5 million obligation to the Shreveport Partnership's former partner as discussed below. The credit was in recognition of guarantees provided by an affiliate of the partner which were necessary for the Shreveport Partnership to obtain approval of its license. The $2 million equity interest of the partner is reflected as minority interest in the consolidated financial statements of HCC.

     The remaining construction and preopening costs, estimated at $180 million, have been provided from $150 million of project specific financing issued on August 10, 1999 which is non-recourse to HCC (see "Liquidity and Capital Resources - Financing Activities") with the remainder to be provided by a $30 million furniture, fixture and equipment financing for which a commitment letter has been obtained. In addition, HCC has agreed to contribute up to an additional $5 million in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. Construction of the Shreveport Casino began in August 1999 with a planned opening date approximately 14 months later.

     The former partners of the Shreveport Partnership's predecessor conducted riverboat gaming operations in New Orleans. In connection with the change in site to Shreveport, the former partners entered into a Compromise Agreement with the City of New Orleans under which the city would be paid a fee of $10 million. One of the former partners paid $5 million of the amount to the City of New Orleans. The current partners agreed that the Shreveport Casino would pay the remaining $5 million upon securing financing for its construction; such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would reimburse the former partner $2 million of the amount it paid to the city; such repayment is to be paid upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000 commencing with the opening of the Shreveport Casino.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Other -

     HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

     Conclusion

     Management anticipates that HCC's funding requirements for its operating activities for the next twelve months will be satisfied by existing cash and cash generated by the Aurora and Tunica casinos. Proceeds from the debt offering completed by HCC in May 1999 have been used to fund a portion of HCC's equity investment in the Shreveport Casino and for the acquisition of the management and consulting agreements for the Aurora and Tunica casinos. The remaining proceeds are expected to be used for the planned expansion of the Aurora Casino. Construction financing for the planned Shreveport Casino has been provided from the August 1999 issuance of project specific, non-recourse financing together with capital contributions and equipment financing.

PART II:  OTHER INFORMATION
---------------------------

Item 6.(a) - Exhibits


*3.1  -  Third Amended and Restated Joint Venture Agreement of Hollywood Casino
         Shreveport by and among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit 3.1)

*3.2  -  August 1999 Amendment to Third Amended and Restated Joint Venture
         Agreement between Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)

*4.1  -  Indenture among HCC as Issuer, and HWCC-Shreveport, Inc. and HCT as
         Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of May 19, 1999. (Exhibit 4.1)

*4.2  -  Security Agreement made by HCC, as Debtor, to State Street Bank and
         Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.2)

*4.3  -  Stock Pledge Agreement made by HCC, as Pledgor, in favor of State
         Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.3)

*4.4  -  Trademark Security Agreement made by HCC, as Grantor, to State Street
         Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.4)

*4.5  -  Escrow and Control Agreement by and among HCC and State Street Bank and
         Trust Company, as Trustee and Escrow Agent, dated as of May 19, 1999. (Exhibit 4.5)

*4.6  -  Control Agreement dated as of May 19, 1999 by and among HCC and State
         Street Bank and Trust Company, as Trustee. (Exhibit 4.6)

*4.7  -  Security Agreement made by HCT, as Debtor, to State Street Bank and
         Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.7)

*4.8 - First Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing, and Financing Statement made by HCT in favor of Phillip A. Poitevin, as Trustee for the benefit of State Street Bank and Trust Company, as Indenture Trustee, dated as of May 19, 1999. (Exhibit 4.8)

*4.9  -  First Preferred Ship Mortgage made and given by HCT, as Mortgagor, in favor of State Street Bank and Trust Company, as Trustee and Mortgagee (relating to Vessel No. 534006), dated as of May 19, 1999. (Exhibit 4.9)

*4.10 - Intercompany Security Agreement made by HCT, as Debtor, to HCC, as Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee, dated as of May 19, 1999. (Exhibit 4.11)

*4.11 - Second Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Financing Statement from HCT, as Grantor, in favor of Jim B. Tobhill, Trustee, for the benefit of HCC, dated as of May 19, 1999. (Exhibit 4.12)

*4.12 - Collateral Assignment of Second Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.13)

*4.13 - Assignment of Second Preferred Fleet Mortgage by HCC, as Mortgagee and Assignor (relating to Vessel No. 534006) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.15)

*4.14 - Intercompany Security Agreement dated as of May 19, 1999 made by HCA, as Debtor, to HCC, as Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee. (Exhibit 4.17)

*4.15 - Collateral Assignment of Mortgage, Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.19)

*4.16 - Assignment of First Preferred Fleet Mortgage by HCC, as Mortgagee and Assignor (relating to Vessel Nos. 993836, 993837 and 1029229) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.21)

*4.17 - Security Agreement made by HWCC-Shreveport, Inc. as Debtor, to State Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.22)

+4.18 - Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation ("SCC") as Co-Issuers, and HWCC-Louisiana, Inc. ("HCL"), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10, 1999. (Exhibit 4.1)

+4.19 - Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)

+4.20 - Collateral Assignment of Contracts and Documents dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)

+4.21 - Security Agreement dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.4)

+4.22 - Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS I, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.5)

+4.23 - Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and Trust Company, as Trustee. (Exhibit 4.6)

+4.24 - Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust Company, as Trustee. (Exhibit 4.7)

+4.25 - Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I, Inc. and HCS II, Inc. to State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.8)

+4.26 - Security Agreement - Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.9)

+4.27 - Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Exhibit 4.10)

+4.28 - Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of

         State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.11)

+4.29  - First Amendment to Security Agreement dated August 10, 1999 between
         HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.12)

+10.1  - Amended and Restated Federal Income Tax Sharing Agreement dated August
         10, 1999 by and among HCC, HWCC Development Corporation, Hollywood Management, Inc., HCT, Golf, HCA, HWCC-Shreveport, Inc., HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation, Inc., HCS I, Inc. and HCS II, Inc. (Exhibit 10.16)

++10.2 - Completion Capital Agreement, dated as of August 10, 1999, by and among
         Hollywood Casino Shreveport, HCL, HCS I, Inc., HCS II, Inc. and HCC. (Exhibit 10.2)

++10.3 - Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.3)

 +10.4 - Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.4)

 +10.5 - Vessel Construction Contract, dated July 16, 1999, by and between
         Leevac Shipyards, Inc. and Hollywood Casino Shreveport. (Exhibit 10.5)

 +10.6 - Employment Agreement, dated August 4, 1999, by and between HWCC
         Development Corporation and Juris Basens. (Exhibit 10.6)

 +10.7 - Compromise Agreement, dated September 15, 1998, by and among Hilton New
         Orleans Corporation, New Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint Venture and the City of New Orleans. (Exhibit 10.7)

 +10.8 - Loan and Settlement Agreement, dated January 16, 1998, by and among New
         Orleans Paddlewheels, Inc., Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and Hilton New Orleans Corporation. (Exhibit 10.11)

 +10.9 - Retail Space Lease, executed as of June 3, 1999 by and between QNOV and
         Red River Entertainment Company, L.L.C. (Exhibit 10.12)

+10.10 - Ground Lease, dated May 19, 1999, by and between the City of
         Shreveport, Louisiana and QNOV. (Exhibit 10.13)

+10.11 - Marine Services Agreement dated September 22, 1998 between QNOV and
         Shreveport Paddlewheels, L.L.C. (Exhibit 10.17)

+10.12 - Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint Venture, HCL, and Sodak, L.L.C. (Exhibit 10.18)

+10.13 - Loan Agreement dated August 10, 1999 between Shreveport Paddlewheels,
         L.L.C. and HCL. (Exhibit 10.19)

+10.14 - Promissory note dated August 10, 1999 in the original principal amount of $1,000,000 made by Shreveport Paddlewheels, L.L.C., as Borrower to HCL, as Lender. (Exhibit 10.20)

+10.15 - Security Agreement dated August 10, 1999 made by Shreveport
         Paddlehwheels, L.L.C., as Debtor, in favor of HCL, as Secured Party. (Exhibit 10.21)

+10.16 - Guaranty Agreement dated August 10, 1999 made by New Orleans
         Paddlewheels, L.L.C. in favor of HCL. (Exhibit 10.22)

+10.17 - Contribution and Assumption Agreement dated July 21, 1999 among HCL,
         HCS I, Inc., HCS II, Inc. and Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)

---------------------------------
     * Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on July 16, 1999.

     + Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Shreveport and Shreveport Capital Corporation as filed with the SEC on October 8, 1999.

    ++ Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on August 13, 1999.


    Item 6.(b) - Reports on Form 8-K

      The Registrants filed a report on Form 8-K on October 22, 1999 to announce the acquisition of management and consulting contracts.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO CORPORATION


Date:  November 12, 1999        By: /s/ Charles F. LaFrano III
       -------------------          ----------------------------
                                        Charles F. LaFrano III
                                     Vice President of Finance and
                                      Principal Accounting Officer



                                         HWCC - TUNICA, INC.


Date:  November 12, 1999        By: /s/ Charles F. LaFranco III
      -------------------          -----------------------------
                                        Charles F. LaFrano III
                                     Principal Accounting Officer