Form 10-K
period 1999-12-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2000-03-30
CIK 888245, 927801

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1999
                          ---------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -------------------
Commission file number         33-48887
                     --------------------------------

                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
 ------------------------------------------------------------------------------
          (Exact name of each registrant as specified in its charter)

                 DELAWARE                                    75-2352412
                  TEXAS                                      75-2513808
------------------------------------------   ----------------------------------
 (States or other jurisdictions of                       (I.R.S. Employer
 incorporation or organization)                         Identification No.'s)

       Two Galleria Tower, Suite 2200
          13455 Noel Road, LB 48
               Dallas, Texas                                75240
------------------------------------------   ----------------------------------
 (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code):       (972) 392-7777
                                                      -------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.0001 par Value
                        Preferred Stock Purchase Rights
------------------------------------------------------------------------------
                              Title of each class

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X         No
                                                     ------        ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Hollywood Casino Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of Hollywood Casino Corporation, based on the closing price of such stock on March 27, 2000, was $44,651,137. For the purposes of this computation, all officers, directors and 5% beneficial owners of Hollywood Casino Corporation are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are in fact, affiliates of Hollywood Casino Corporation. As of March 27, 2000, 24,953,476 shares of Class A Common Stock, $.0001 par value per share, were outstanding.

   As of March 27, 2000, 1,000 shares of Common Stock of HWCC-Tunica, Inc., $.01 par value per share, were outstanding, all of which were held by an affiliate of HWCC-Tunica, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

   (1) Definitive proxy statement filed pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 23, 2000 - Part III.

   HWCC-Tunica, Inc. meets the conditions set forth in General Instruction
(I)(l)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                    PART I


ITEM 1.  BUSINESS

General
-------

   Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat casino and entertainment facility in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"), and a casino, hotel and entertainment complex in Tunica County, Mississippi located approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino"). Both the Aurora Casino and Tunica Casino feature the Company's unique Hollywood theme, which incorporates the excitement and glamour of the motion picture industry by utilizing designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. In addition, the Company has a license to own and operate and is currently constructing a destination gaming resort to be located in Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Approximately 46% of HCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol "HWD". The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr. and William
D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members.

   HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("HCS"). HCA is an Illinois corporation organized by the Pratt family during 1990 which owns and operates the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana. HCL effectively owns and is currently constructing the Shreveport Casino. HCS is a Louisiana corporation formed by HCC in 1997 which will hold the management contract for the Shreveport Casino.

   In April 1999, the Company entered into a voting agreement with Greate Bay Casino Corporation ("GBCC") and certain of its wholly owned subsidiaries, including PRT Funding Corp. ("PRT Funding") and Pratt Casino Corporation ("PCC"), and the holders of substantially all of the $85 million of unsecured senior notes issued by PRT Funding and guaranteed by PCC (the "PRT Funding Notes") which were in default. Under the terms of the voting agreement, the Company was to purchase the stock of PCC from GBCC for nominal consideration and fund the payment of PCC's obligations as part of a debt restructuring of PRT Funding, PCC and other subsidiaries of PCC. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in Pratt Management, L.P. ("PML"), which held the management contract for the Aurora Casino, and its consulting agreement for the Tunica Casino. PCC's liabilities were to consist of a new $40.3 million obligation payable in satisfaction of the PRT Funding Notes. Prior to December 31, 1996, GBCC was an approximately 80% owned subsidiary of HCC. On December 31, 1996, HCC distributed the GBCC common stock it owned to its shareholders and GBCC ceased to be an HCC subsidiary.

   PCC and PRT Funding filed for protection under Chapter 11 of the United States Bankruptcy Code on May 25, 1999 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan was confirmed by the United States Bankruptcy Court for the District of Delaware in October 1999. At such time, HCC completed its acquisition of PCC and settled PCC's obligations. The acquisition and subsequent termination of the management contract and consulting agreement resulted in a fourth quarter charge to expense by the Company in the amount of $40.4 million since, for financial reporting purposes, no asset value was attributed to the contracts when acquired.

   HCC had acquired the general partnership interest in PML effective April 1, 1997 from another subsidiary of GBCC. As discussed above, HCC acquired the remaining limited partnership interest in PML when it acquired PCC in October 1999, at which time the Aurora Casino management contract was terminated. Accordingly, PML is reflected as a consolidated subsidiary of HCC for the period from April 1, 1997 to October 14, 1999. For such period, the remaining limited partnership interest was held by PCC and was reflected on the accompanying consolidated financial statements as a minority interest.

   In September 1998, a joint venture (the "Shreveport Partnership") in which HCL was a partner received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two joint venture partners and would have had an interest of approximately 50%. HCL's 50% investment in the joint venture ($2.5 million) was reflected on the accompanying consolidated balance sheet at December 31, 1998 as an investment in unconsolidated affiliate.

   On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. The acquisition price was $2.5 million (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board (the "LGCB") on April 20, 1999. As a result, HCL now has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is ever sold. The joint venture partner's interest is included in minority interest on the accompanying consolidated balance sheet at December 31, 1999 in the amount of $2 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, effective with the April 23, 1999 closing of HCL's acquisition of the additional joint venture interest, the Shreveport Partnership is consolidated in the financial statements of HCC. The acquired company had no significant operating activities prior to the acquisition date.

   The Company's casinos use casino information technology developed by Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC. The technology includes table game and slot machine monitoring systems that enable the casinos to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines and table games are connected with its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Such promotions and complimentaries are generally provided through direct mail programs and specialized invitations and include food, hotel accommodations, special player events, retail merchandise, sweepstake giveaways and "cash-back" programs based on slot machine patrons' gross wagering. Management believes that its ability to reward customers on a same-visit basis is valuable in developing a loyal base of higher value patrons. The casino system also enables the Company's properties to capture and maintain patron information necessary in implementing its casino player's card and other database marketing programs. In addition, ACSC's systems allow management to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

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

   During 1998, the Company began implementing a strategic plan that consisted of: (1) refinancing its outstanding public indebtedness, (2) maintaining strong market positions in Aurora and Tunica, (3) expanding the Aurora Casino, (4) developing the Shreveport Casino and (5) acquiring the management and consulting contracts with respect to the Aurora Casino and Tunica Casino in order to terminate the Company's obligation to pay fees to GBCC. Management believes that its successful execution of this plan to date and the anticipated completion of the plan will enhance HCC's operating performance and simplify its organizational structure.

   HCC successfully completed the refinancing of its outstanding public indebtedness in May 1999. The Company's continuing efforts with respect to the second, third and fourth points of the strategic plan are discussed below under the captions "Aurora Casino", "Tunica Casino" and "Shreveport Casino." The acquisition of the management and consulting contracts was completed in October 1999, as discussed above.

   The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

The Aurora Casino
-----------------

   The Aurora Casino commenced operations in June 1993. The Aurora Casino's primary market is the affluent suburbs north and west of Chicago. Approximately
5.9 million adults live within a 50-mile radius and approximately 8.5 million adults live within a 100-mile radius of Chicago. The facility is easily accessible from major highways, can be reached by train from downtown Chicago in approximately 50 minutes and is approximately 30 miles from both O'Hare International and Midway airports.

   The Aurora Casino's two riverboat casinos contain an aggregate of approximately 29,550 square feet of gaming space with approximately 1,000 slot machines and approximately 55 table games. The Aurora Casino also includes an approximately 64,000 square foot, land-based pavilion featuring a glass-domed, four-story atrium with two upscale lounges, the award-winning Fairbanks(R) gourmet steakhouse, The Hollywood Epic Buffet(R), a 1950's-style diner, a high-end customer lounge and a private, intimate dinning room, called the "Gold Room," for premium players. The Aurora Casino's two parking garages provide convenient access for approximately 1,340 cars. The Aurora Casino also offers retail items at the Hollywood Casino Studio Store/SM/ a highly-themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

   The Aurora Casino was the first of HCC's properties to feature the distinctive Hollywood theme. Management believes that the use of the Hollywood theme throughout the Aurora Casino's gaming, dining and entertainment facilities provides a uniquely entertaining atmosphere for patrons and encourages both initial and repeat visits. The Aurora Casino also includes themed gaming areas featuring slot machines with custom graphics and the use of movie star look-alikes to entertain guests.

   The Aurora Casino is located near the Paramount Arts Center. This 1,900-seat, art deco-style theater was completely renovated by the City of Aurora in 1992. The Aurora Casino uses the Paramount Theater to provide headliner entertainment for customers. Entertainers booked at the Paramount have included Tom Jones, Ann-Margret, The Temptations, Willie Nelson, Engelbert Humperdinck, Paul Anka, Bill Cosby, The Beach Boys, Aretha Franklin, Kenny Rogers, Frankie Valli, Julio Iglesias and Lou Rawls.

   The Chicago gaming market is the fourth largest gaming market in the United States after Las Vegas, Atlantic City and the Connecticut Native American casinos. Based on published reports, the Aurora Casino generated 10.8% of total gaming revenues in the Chicago gaming market with only 9.2% of the market's gaming positions, resulting in the Aurora Casino capturing 117.5% of its "fair share" of the market's gaming revenues in 1999. The casinos that operate in the Chicago gaming market include four Illinois casinos, including the Aurora Casino, and five northern Indiana casinos located within 50 miles of downtown

Chicago. The Chicago gaming market experienced a significant increase in gaming revenues due to the increase in capacity from the opening of the five northern Indiana riverboats in 1996 and 1997 and from the advent of dockside gaming in Illinois in 1999 (see below). In 1999, the Chicago gaming market generated approximately $1.8 billion in gaming revenues, an increase of approximately 16.9% over 1998.

   On June 25, 1999, the Governor of Illinois signed into law legislation passed by the Illinois legislature allowing dockside gaming for existing licensees. As a result of this legislation, the Aurora Casino's riverboats no longer cruise, but are operating as dockside gaming facilities. The Aurora Casino's patrons are now able to freely enter and exit the docked riverboats during its operating hours.

   The Aurora Casino Expansion.  The Aurora Casino currently operates two
   ---------------------------
riverboat casinos, City of Lights I and City of Lights II, with approximately 29,550 combined square feet of gaming space. City of Lights I is significantly larger than City of Lights II. Management believes that the operating results of the Aurora Casino have been limited by the small size of City of Lights II. Management originally planned to replace the smaller and less spacious City of Lights II with a larger, newly constructed riverboat. As a result of the recent legislation, plans now call for the replacement of both City of Lights I and City of Lights II with a new dockside facility which will feature a 50,000 square foot main gaming level with high ceilings and wide aisles for customer comfort. Plans for the new dockside facility also currently provide for a 25,000 square foot mezzanine level that will include a poker room, a 150-seat 1950's-style diner, a 30-seat walk-up delicatessen and a 200-seat show lounge. Management believes that the $40 million in proceeds from HCC's May 1999 issue of the Senior Secured Notes (see "Properties - The Aurora Casino" below) designated for the development of a new riverboat casino together with funds from operations will be sufficient for the estimated $60-65 million cost to develop the dockside gaming facility. Construction of the dockside casino is expected to begin as soon as possible following receipt of required regulatory approvals and the resolution of the litigation described below. The new dockside facility is expected to be completed and opened approximately 14 months after the commencement of construction.

   The Company intends to build the new dockside casino in two halves, which will be connected to form a single dockside casino. The Company is now considering proceeding with the construction of the first half of the dockside casino prior to final resolution of the litigation described below. If the Company proceeds with this approach, it would attempt to place all of its gaming positions on the first half of the dockside casino and would not develop the second half of the facility until the litigation is resolved.

   A complaint was filed in late 1999 in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of the legislation, including dockside gaming, is invalid. Pending the resolution of this litigation, the Company's planned dockside expansion of the Aurora Casino has been delayed. If the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing riverboats on a dockside basis pending a final resolution of the litigation. If the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated and it appears that the Illinois legislature will not pass new legislation enabling dockside gaming, then the Company would likely modify its expansion plans for the Aurora Casino. Under this scenario, the Company would likely proceed with the development of a new, larger riverboat to replace City of Lights II.

   Pending resolution of the litigation and without regard to its decision of whether to build the first half of the dockside casino, management is implementing a plan to connect its two existing riverboats with a new casino barge. The project will cost approximately $3.5 million to complete, including approximately $1.3 million in docking facilities that can be used by the new dockside casino should it be built. Construction of the barge is expected to commence as soon as the necessary approvals are obtained and is expected to open in mid-July of 2000. The casino barge will allow patrons to move freely between the two existing boats and will enable management to reconfigure its casino space for increased patron comfort. Management believes that the reconfigured facility will significantly enhance its current operations until the Company is able to replace its existing riverboats with the new dockside facility.

   Casino Credit.  Casino operations are conducted on both a credit and a cash
   -------------
basis. Gaming debts arising at the Aurora Casino in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1999, gaming credit extended to customers accounted for less than 2% of overall wagering. At December 31, 1999, gaming receivables amounted to $1.6 million before allowances for uncollectible gaming receivables which amounted to $836,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

   Employees and Labor Relations.   At December 31, 1999 there were
   -----------------------------
approximately 1,600 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

The Tunica Casino
-----------------

   The Tunica Casino commenced operations in August 1994. Tunica County is the closest gaming jurisdiction to, and is easily accessible from, the Memphis metropolitan area. Approximately 4.9 million adults live within a 200-mile radius of Tunica County, approximately 900,000 of whom reside within 50 miles of Memphis. In addition, Memphis hosts more than 8 million visitors each year.
The Tunica market has become a regional destination resort, attracting customers
from markets such as Nashville, Atlanta, St. Louis, Little Rock and Tulsa.   The
Tunica Casino is accessible to its customers via Highway 61 and Interstate 55.

   The Tunica Casino features a 54,000 square foot, single level casino with approximately 1,500 slot machines and approximately 50 table games. The Tunica Casino's 506-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. The casino includes the highly-themed Adventure Slots(R) gaming area, featuring special effects, multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines. Additional entertainment amenities provided by the Tunica Casino include its award-winning Fairbanks gourmet steakhouse, The Hollywood Epic Buffet, a 1950's-style diner, public and private entertainment lounges, a themed bar facility, an indoor pool and showroom, banquet and meeting facilities. Also, in November 1998, the Tunica Casino opened an 18-hole championship golf course adjacent to the facility through a joint venture with Harrah's Entertainment, Inc. and Boyd Gaming Corporation. The Tunica Casino also offers parking for 1,883 cars.

   The Company's Hollywood theme is utilized throughout the Tunica Casino, which is designed to resemble a large motion picture sound stage complete with catwalks and movie-set style lighting. In addition, numerous movie props and pieces of motion picture memorabilia are displayed throughout the facility. In 1998, the Tunica Casino installed one of its largest and most dramatic memorabilia pieces--a 28-foot long model ship used in the filming of the Academy Award(R) winning movie Titanic, which is depicted sinking into the Atlantic Ocean. The Tunica Casino also provides headliner entertainment for its customers. Entertainers who have performed at the Tunica Casino include The Commodores, Collin Raye and The Smothers Brothers.

   The Tunica Casino has historically been one of the leading operators in the Tunica gaming market. Based on published market information for 1999, the Tunica Casino generated 8.7% of the total gaming revenues in the Tunica gaming market with 8.8% of the market's gaming positions, resulting in the Tunica Casino capturing approximately 98.5% of its "fair share" of the market's gaming revenues, despite intensified competition and a hold percentage for table games significantly below historical averages. There are currently ten casinos operating in the Tunica market, including the Tunica Casino. The market has rapidly become the fifth largest gaming market in the United States after Las Vegas, Atlantic City, the

Connecticut Native American casinos and Chicago, generating approximately $1.2 billion in gaming revenues in 1999.

   The Tunica Casino is located in a cluster with gaming facilities operated by Harrah's Entertainment, Inc., Boyd Gaming Corporation and Isle of Capri Casinos, Inc. The casinos have named their cluster "Casino Strip" in order to establish a marketing identity for the cluster. Three of the four properties operate a free shuttle bus service between their casinos and have also conducted joint marketing activities including a billboard campaign and radio advertising. Furthermore, the four properties conduct joint special events to attract customers to the cluster.

   In 1998, management launched a $13 million upgrade which it believes has enhanced the Tunica Casino's position as one of the highest quality facilities in the Tunica gaming market. The improvement program included adding 255 new state of the art slot machines, replacing an additional 136 slot machines, expanding the number of recreational vehicle parking spaces and upgrading all of the Tunica Casino's hotel rooms and suites. Additional improvements were the opening of an 18-hole championship golf course, development of a new VIP check-in and private entertainment lounge to enhance the level of service provided to the Tunica Casino's premium gaming patrons and enhancements to all public areas and the facility's exterior.

   The Tunica Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Memphis metropolitan area and other major markets by targeting the local day-trip market and by utilizing its hotel rooms, recreational vehicle park and golf course to expand its patron mix to include overnight visitors. Management also utilizes the ACSC developed casino information technology to identify premium patrons; such information is then used to encourage participation in its casino player's card program and tailor promotions and special events to cater to this market segment.

   Management believes that the Tunica Casino's unique theme has broad patron appeal and distinguishes the Tunica Casino from its competitors. Additionally, the nature of the theming permits for periodic and cost effective updating which management believes stimulates repeat visits.

   Casino Credit.  Casino operations are conducted on both a credit and a cash
   -------------
basis. Gaming debts arising at the Tunica Casino in accordance with applicable regulations are enforceable under Mississippi law. During 1999, gaming credit extended to customers accounted for 1.4% of overall wagering. At December 31, 1999, gaming receivables amounted to $3.3 million before allowances for uncollectible gaming receivables amounting to $990,000. Management believes that the allowances for uncollectible gaming receivables are adequate.

   Employees and Labor Relations.  At December 31, 1999, there were
   -----------------------------
approximately 1,300 employees at the Tunica Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

The Shreveport Casino
---------------------

   In September 1998, the Shreveport Partnership received approval to develop, own and operate the Shreveport Casino. The destination resort is currently designed to include a 405-room, all suite, art deco-style hotel, and a three-level dockside casino. The resort is also designed to include a large land-based pavilion housing numerous restaurants and entertainment amenities, an 85-foot wide seamless entrance to the casino from the land-based pavilion on all three levels, which will give it the feel of a land-based casino, and over 40,000 square feet of retail space. Management plans to have the retail space developed by a group that includes the principal developer of Beale Street in Memphis, Tennessee. The Shreveport Casino will feature the Company's unique Hollywood theme, which will be utilized throughout the resort. The project is on schedule for its targeted opening in early November 2000.

   The Shreveport Casino will be located next to an existing dockside gaming facility operated by Harrah's which together will form the first cluster in the Shreveport/Bossier City market. Once completed, the Shreveport Casino will be the fifth casino operating in the Shreveport/Bossier City gaming market. The four existing operators generated approximately $641.5 million in gaming revenues in 1999, an increase of approximately 7.1% over 1998.

   The principal target markets for the Shreveport Casino will be patrons from the Dallas/Ft. Worth Metroplex and East Texas. There are approximately 7.2 million adults who reside within 200 miles of Shreveport/Bossier City. Management believes that the location of HCC's executive offices in Dallas will result in a competitive advantage in attracting customers to the Shreveport Casino from these markets.

   The Shreveport Casino is owned by the Shreveport Partnership, which is in turn owned by HCL. HCL and the Shreveport Partnership are not subject to the limitations imposed by the terms of the indenture governing HCC's Senior Secured Notes. HCS will operate the Shreveport Casino under a management agreement with the Shreveport Partnership. The management agreement provides that the Shreveport Partnership will pay a management fee to HCS of 2% of net revenues plus an increasing percentage (5-10%) of the Shreveport Casino's annual earnings before interest, taxes, depreciation and amortization ("EBITDA") above $25 million.

Competition
-----------

   The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, some of which have greater financial and other resources than the Company. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals and other forms of legalized gaming in the United States and other jurisdictions. Legalized gambling is currently permitted in various forms throughout the United States, in several Canadian provinces, as well as on Native American reservations in certain states including Louisiana and Mississippi. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures.
In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition for the Company's present and proposed gaming operations and could have a material adverse impact on the Company.

   The Aurora Casino

   The Illinois Riverboat Gambling Act (the "Riverboat Act") and the rules promulgated by the Illinois Gaming Board under the Riverboat Act authorize only ten owner's licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. One licensed site ceased gaming operations in July 1997. The holder of that license was allowed under the legislation that permitted dockside gaming to apply to the Illinois Gaming Board to relocate its license. The license holder has made such an application and management believes that this license will likely be relocated and will commence operations at a new site in Rosemont, Illinois, which is within the Aurora Casino's principal market. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 40 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 40 miles from downtown Chicago and amid the affluent northern and western suburbs. In addition, the Aurora Casino competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 50 miles of downtown Chicago. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market.

   The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. In addition, three casinos in the Detroit, Michigan area have opened or are nearing completion. Native American tribes are seeking to open casino facilities in northwestern Indiana, Michigan and Wisconsin under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

   The Tunica Casino

   The Tunica Casino faces intense competition from the other ten casinos operating in north Tunica County and Coahoma County. Within the Casino Strip cluster, the Tunica Casino competes with Sam's Town, Harrah's Mardi Gras and, since July 1999, Isle of Capri. A three casino cluster called "Casino Center" consists of Binion's Horseshoe, Sheraton Casino and Goldstrike Casino and is located north of the Casino Strip cluster and closer to the Memphis market. Bally's operates a casino and hotel adjacent to, but not connected with, the Casino Center. Fitzgeralds is located between Casino Center and the Casino Strip cluster. In addition, Lady Luck operates a casino in Coahoma County which is located approximately 40 miles south of the Casino Strip cluster.

   During July 1996, Grand Casinos opened a casino complex immediately north of Casino Center with 140,000 square feet of gaming space including approximately 3,240 slot machines and 120 table games. Three hotels with an aggregate of 1,366 rooms, a conference center and a golf course are currently available and other amenities are scheduled for later completion. The opening of this casino space, the largest in Mississippi, increased casino capacity in Tunica County by 24%.

   Management believes the shortage of hotel rooms in the Tunica market was a restriction to growth in prior years. However, a number of casino operations have completed and opened hotel facilities from 1996 through the present. During 1997 and early 1998, the Goldstrike Casino completed a 31-story, 1,200-room hotel tower and Binion's opened a 300-room hotel tower. Sheraton Casino also completed construction of 150 hotel rooms. The total current number of hotel rooms in Tunica County has increased to approximately 5,700 rooms from 1,250 at the end of 1995, an increase of more than 350%. The additional hotel capacity has made the Casino Center increasingly competitive in attracting overnight visitors.

   The Mississippi Gaming Control Act does not limit the number of licenses that may be granted. Any significant increase in new capacity in Tunica County could negatively impact the operations of the Tunica Casino.

   Although management does not believe that the Tunica Casino faces significant competition from casinos outside of the Tunica gaming market, legalized gaming operations are established in and around Mississippi, including 12 casinos on the Gulf Coast. Beau Rivage, a large casino complex, opened on the Gulf Coast in March 1999 and could potentially compete for customers with the casinos in the Tunica gaming market. In addition, the Tunica Casino may eventually face competition from the opening of gaming casinos closer to Memphis, including DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996, and by statute cannot vote on such issue again until 2004. Casino gaming is not currently legalized in Tennessee or Arkansas. Although management does not anticipate such legislation in the near term, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on the Tunica Casino.

   The Shreveport Casino

   Upon the anticipated completion of the Shreveport Casino in early November 2000, the facility will compete directly with Binion's Horseshoe, Harrah's, the Isle of Capri and Casino Magic in the

Shreveport/Bossier City market. Some of these competitors have higher profile brand names in the Shreveport/Bossier City market and greater financial resources than HCC. There can be no assurance that the Shreveport Casino will be able to effectively compete against these four established casinos, three of which have been in operation since 1994, or that the Shreveport/Bossier City market is large enough to allow more than four casinos to operate profitably. Furthermore, the fifteenth and final riverboat gaming license available in Louisiana could ultimately be granted in, or one or more of the current operators in other parts of Louisiana could relocate to, the Shreveport/Bossier City market which would directly increase competition in the market.

   Also, there can be no assurance that the Shreveport Casino will be able to effectively compete against any other future gaming operations that Louisiana or other authorities may authorize in the gaming market in which it will operate. For example, in 1997, the Louisiana legislature adopted legislation permitting up to 15,000 square feet of slot machine gaming at pari-mutual wagering facilities located in parishes in Louisiana that approve slot machine gaming in a referendum election. Shortly thereafter, a referendum election was held that approved slot machine gaming at Louisiana Downs, which is located in Bossier City, approximately nine miles from the site of the Shreveport Casino. Management believes slot machine gaming at Louisiana Downs could commence sometime later this year. The Shreveport Casino will also face competition from other forms of gaming, such as state-sponsored lotteries and video lottery terminals, pari-mutual betting on horse and dog racing and bingo parlors, as well as other forms of entertainment in Louisiana and other places from which it will draw customers.

Casino Regulation
-----------------

   Illinois

   The Riverboat Act currently authorizes dockside riverboat gaming on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

   Owner's Licenses.  The Riverboat Act requires the owner of a riverboat gaming
   ----------------
operation to hold an owner's license issued by the Illinois Gaming Board. The Aurora Casino's owner's license was renewed in 1999 and expires in December 2000. The Illinois Gaming Board is authorized to issue ten owner's licenses statewide. Each owner's license permits up to two boats as a part of the riverboat gaming operation. In addition to the ten owner's licenses which may be authorized under the Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

   An owner's license is issued for an initial period of three years and may be renewed for successive periods of up to four years thereafter. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act, the Illinois Gaming Board's rules and any conditions placed on a prior license renewal. The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices and supplies and certain other suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensees must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

   Applicants for and holders of an owner's license are required to obtain formal prior approval from the Illinois Gaming Board for changes proposed in the following areas; (1) key persons, (2) type of entity, (3) equity and debt capitalization of the entity, (4) investors and/or debt holders, (5) source of funds, (6) economic development plans or proposals, (7) riverboat capacity or significant design change, (8) gaming positions, (9) anticipated economic impact, or (10) agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

   A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee include, but are not limited to, the following: (1) cash flow, casino cash and working capital requirements, (2) debt service requirements and covenants associated with financial instruments, (3) requirements for repairs, maintenance and capital improvements, (4) employment or economic development requirements of the Riverboat Act and (5) a licensee's financial projections.

   The Illinois Gaming Board will require a business entity or personal disclosure form and approval as a key person for any business entity or individual with an ownership interest or voting rights of more than 5% in a licensee, the trustee of any trust holding such ownership interest or voting rights, the directors of the licensee and its chief executive officer, president and chief operating officer, as well as any other individual or entities deemed by the board to hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the board. Each key person must file, on an annual basis, a disclosure affidavit, updated personal and background information, and updated tax and financial information. Key persons are required to promptly disclose to the board any material changes in status or information previously provided to the board and to maintain their suitability as key persons. In order for the board to identify potential key persons, each holder of an owner's license is required to file a table of organization, ownership and control with the Illinois Gaming Board to identify the individuals or entities that through direct or indirect means manage, own or control the interests and assets of the licensee. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a key person, the Illinois Gaming Board may enter an order upon the licensee to require economic disassociation of a key person. Each licensee is required to provide a means for the economic disassociation of a key person in the event such disassociation is required.

   An ownership interest in a holder of an owner's license may be transferred or pledged as collateral only with the consent of the Illinois Gaming Board.

   Regulation of Gaming Operations.  The Riverboat Act does not limit the
   -------------------------------
maximum bet or per patron loss and licensees may set any maximum or minimum bets or other limits on wagering. No person under the age of 21 is permitted to wager. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. A licensee may conduct riverboat gambling regardless of whether it conducts excursion cruises. A licensee may permit the continuous ingress and egress of passengers for the purpose of gambling.

   A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $6.1 million, $6.6 million and $7.2 million , respectively, during 1999, 1998 and 1997. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act. This gaming tax increased significantly in 1998. The tax rate changed from a flat 20% to graduated rates ranging from 15% to 35%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $54.3 million, $42.4 million and $30.7 million, respectively, for the years 1999, 1998 and 1997.

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

   A holder of any license is subject to imposition of penalties and fines, suspension or revocation of the license, or other action for any act or failure to act by the holder or his or her agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Riverboat Act also provides for civil penalties equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Gaming Board may revoke or suspend licenses, as the Board may see fit and in compliance with applicable laws of Illinois regarding administrative procedures, and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

   The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

   Mississippi

   The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulations including the Mississippi Gaming Control Act (the "Mississippi Act"). Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters of counties bordering the Mississippi River or in waters of the State of Mississippi which lie adjacent to the coastline of the three counties bordering the Gulf of Mexico and counties in which gaming has been approved by the voters. An amendment to the Mississippi Constitution has been proposed for adoption through the initiative and referendum process which, if a sufficient number of signatures are gathered to place the matter on the ballot and if adopted by the voters of the state, would prohibit gaming in Mississippi.

   Mississippi's gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various federal, state and county regulatory agencies. The Mississippi Act does not restrict the amount or percentage of space on a vessel that may be utilized for gaming nor does it limit the number of licenses that the Mississippi Commission can grant for a particular area.

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

   The licenses obtained by HCT are not transferable and need to be renewed periodically. The ownership license for the Tunica Casino has been renewed through October 18, 2001. Presently, the policy of the Mississippi Commission is to award casino licenses for two-year periods, subject to renewal. The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to an opportunity for a hearing.

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

   Any owner of debt or equity securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of debt or equity interests in HCT beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. HCT is subject to disciplinary action if, after it receives notice that a person is unsuitable to be an owner of its debt or equity securities or to have any other relationship with it, HCT (1) pays the unsuitable person any distributions or interest upon any securities of HCT or any payments or distribution of any kind whatsoever, (2) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, or (3) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Commission finds any owner unsuitable, such owner must immediately offer all of such owner's securities in HCT for purchase, and HCT shall, in turn, purchase the securities so offered, for cash at fair market value, within ten days of the date of such offer.

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

   Because HCT is licensed to conduct gaming in Mississippi, neither HCT nor any affiliates may engage in gaming activities outside of Mississippi without the prior approval of the Mississippi Commission. The Mississippi Commission has adopted regulations related to foreign gaming approval, and HCT and its affiliates have been approved by the Mississippi Commission under its regulations to engage in gaming activities in certain jurisdictions outside of Mississippi.

   License fees and taxes are based on a percentage of the gross gaming revenues received by a casino operation and on the number of slot machines and table games operated by such casino. In particular, gaming licensees must pay an annual $5,000 license fee and an additional fee based on the number of gaming devices. A state gross revenues fee of 8% is due on adjusted gross gaming revenues. Several local governments have been authorized to impose additional gross fees on adjusted gross gaming revenues of up to 4% and annual license fees based on the number of gaming devices on board. Tunica County imposes a fee of 4% on adjusted gross gaming revenues. Gaming taxes for the Tunica Casino amounted to $12.2 million, $11.7 million and $11.9 million during 1999, 1998 and 1997, respectively. Gross gaming taxes paid to the state are allowed as a credit against Mississippi state income tax liability.

   During January 1999, the Mississippi Commission adopted a regulation requiring that new casino applicants invest a minimum of 100% of the higher of the appraised value of their casino or the construction cost of their casino in land-based facilities. These facilities shall include any of the following: the construction of a minimum of 250 hotel rooms for each casino, a theme park, golf courses, marinas, a tennis complex, entertainment facilities or any other facility approved by the Mississippi Commission. The regulation will apply to all new casino projects.

   Louisiana

   The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the Louisiana Gaming Control Board (the "LGCB"). The LGCB is responsible for issuing gaming licenses and enforcing the laws, rules and regulations relative to riverboat gaming activities. The LGCB is empowered to issue up to 15 licences to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

   The laws and regulations of Louisiana seek to prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; establish and maintain responsible accounting practices and procedures; maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the LGCB; prevent cheating and fraudulent practices; provide a source of state and local revenues through fees; and ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

   The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following:
(1) in parishes bordering the Red River, which includes the site for the Shreveport Casino, gaming may be conducted dockside; however, in all other authorized locations gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist as certified by the riverboat's master; (2) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (3) agents of the LGCB are permitted on board at any time during gaming operations; (4) gaming devices, equipment and supplies may be purchased or leased only from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted on gaming vessels;
(9) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use dockside facilities and routes for which they are licenced and may only board and discharge passengers at the riverboat's licensed berth; (11) licensees must have adequate protection and indemnity insurance;
(12) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the LGCB.

   No person may receive any percentage of the profits from the Shreveport Casino without first being found suitable. In September 1998, HCC, its officers, key personnel, partners and persons holding a 5% or greater interest in HCS were found suitable by the LGCB. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the LGCB. In issuing a license, the LGCB must find that the applicant is a person of good character, honesty and integrity and that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The LGCB will not grant any licenses unless it finds that:

   . the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino;

   . the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the LGCB;

   . the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license so as to ensure the safety of its passengers;

   . the applicant designates the docking facilities to be used by the riverboat;

   . the applicant shows adequate financial ability to construct and maintain a riverboat;

   . the applicant submits a detailed plan of design of the riverboat in its application for a license;

   . the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and

   .  the applicant is of good moral character.

   The LGCB may not award a license to any applicant who fails to provide information and documentation to reveal any fact material to qualifications or who supplies information which is untrue or misleading as to a material fact pertaining to the qualification criteria; who has been convicted of or pled nolo contendere to an offense punishable by imprisonment of more than one year; who is currently being prosecuted for or regarding whom charges are pending in any jurisdiction of an offense punishable by more than one year imprisonment; or if any holder of 5% or more in the profits and losses of the applicant has been convicted of or pled guilty or nolo contendere to an offense which at the time of conviction is punishable as a felony.

   The transfer of a license is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to prior LGCB approval. A security issued by a holder of a license must generally disclose these restrictions.

   The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee's gaming license. Additionally, if the LGCB finds that the individual owner or holder of a security of a corporate licensee or intermediary company or any person with an economic interest in a licensee is not qualified under the Louisiana Act, the LGCB may require, under penalty of suspension or revocation of the license, that the person not receive dividends or interest on securities of the corporation; exercise directly or indirectly a right conferred by securities of the corporation; receive remuneration or economic benefit from the licensee; or continue in an ownership or economic interest in the licensee.

   A licensee must periodically report the following information to the LGCB, which is not confidential and is to be available for public inspection: the licensee's net gaming proceeds from all authorized games; the amount of net gaming proceeds tax paid; and all quarterly and annual financial statements presenting historical data that are submitted to the LGCB, including annual financial statements that have been audited by an independent certified public accountant.

   The LGCB has adopted rules governing the method for approval of the area of operations and the rules and odds of authorized games and devices permitted, and prescribing grounds and procedures for the revocation, limitation or suspension of licenses and permits.

   On April 19, 1996, the Louisiana legislature adopted legislation requiring statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit licensed riverboat gaming, licensed video poker gaming, and licensed land-based gaming in Louisiana parishes. The applicable local election took place on November 5, 1996, and the voters in the parishes in which riverboats are currently located voted to continue licensed riverboat gaming. However, it is noteworthy that the current legislation does not provide for any moratorium on future elections on gaming.

Non-Gaming Regulation
---------------------

   The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance, including self-insurance, or the posting of a surety bond or guaranty.

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

   Marine operation employees of the Company may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

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

Development Activities
----------------------

   Management maintains a proactive business development strategy in order to enhance the Company's long-term growth. The Company is currently pursuing various development opportunities, including those in jurisdictions which are considering legalizing gaming.

ITEM 2.  PROPERTIES

The Aurora Casino
-----------------

   The Aurora Casino consists of two, four-level riverboats, City of Lights I and City of Lights II, which have combined casino space of approximately 29,550 square feet and approximately 1,200 gaming positions. The complex also includes a four-story, approximately 64,000 square foot land based pavilion and two parking garages under capital lease agreements.

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

   The Aurora Casino is currently pledged as collateral to the extent of approximately $66 million (subject to future borrowings on HCA's intercompany note to HCC up to a maximum of $108 million) with respect to the Senior Secured Notes in the face amount of $360 million issued by HCC on May 19, 1999. The Senior Secured Notes consist of $310 million of 11.25% notes due May 1, 2007 and $50 million of floating rate notes due May 1, 2006. The current interest rate on the floating rate notes is 12.41% per annum and is reset semiannually.

The Tunica Casino
-----------------

   The Tunica Casino consists of a 60,000 square foot, single level casino with 54,000 square feet of gaming space, 506 hotel rooms and suites and support facilities that include two restaurants, a buffet, an arcade and a gift shop, banquet space, an enclosed pool and atrium, a showroom and administrative offices. The Tunica Casino also includes a 123-space recreational vehicle park and surface lots with 1,883 parking spaces.

   The ground lease for the Tunica Casino has an initial term of five years from the date gaming operations commenced with options to extend the lease for nine successive five-year terms. Rent during the initial term is equal to the greater of 4% of Gross Revenues (as defined in the lease) or $1.1 million per year. Because the ground lease for the Tunica Casino covers approximately 70 acres, there is sufficient land for future expansion should circumstances warrant an expansion.

   Substantially all of the assets of the Tunica Casino are pledged as collateral for HCC's Senior Secured Notes discussed above.

The Shreveport Casino
---------------------

   The Shreveport Casino is currently being constructed on a site in Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. When completed, the Shreveport Casino will include the largest dockside riverboat casino in its gaming market with approximately 1,370 slot machines and 75 table games on three levels. The casino will be attached to a 170,000 square foot pavilion by 85-foot wide seamless entrances and will feature 20-foot high ceilings on all three levels, providing patrons with the feel of a "land based" casino. The casino interior will feature the Hollywood theme. The pavilion will house three restaurants, a highly themed entertainment lounge and a premium players' club, as well as meeting rooms, retail shopping and other amenities. The hotel currently under construction will offer 380 single room suites and 25 multiple room suites, all in an art deco style. An eight story parking garage and two parking lots will provide spaces for approximately 2,000 cars within one block of the facility. In addition, a 42,000 square foot dining and entertainment promenade is being developed by third parties across the street from the pavilion and adjacent to the parking garage. The developers have announced plans to develop approximately 55,000 square feet of additional restaurant, retail and entertainment space adjacent to the promenade. Construction of the Shreveport Casino is on schedule for its targeted opening date in early November 2000.

   The ground lease for the Shreveport Casino has an initial term ending on the tenth anniversary of the opening of the Shreveport Casino with options to renew on the same terms for up to an additional 40 years and with further renewals available at prevailing rates and terms. Base rental payments under the lease are $10,000 per month during the construction period increasing to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. In addition to base rent, the Shreveport Casino will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the ground lease.

   Substantially all of the assets of the Shreveport Casino other than assets secured by up to $35 million in furniture, fixtures and equipment financing are pledged as collateral for $150 million of 13% First Mortgage Notes with contingent interest ("the Shreveport First Mortgage Notes") issued by the Shreveport Partnership during August 1999 and guaranteed by HCL. The Shreveport First Mortgage Notes are nonrecourse to HCC. Contingent interest on the Shreveport First Mortgage Notes will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters.

Development Sites
-----------------

   The Company holds an option to purchase approximately 159 acres of land in Palmer, Massachusetts for possible development of a gaming resort complex in the event that gaming is approved by the state legislature. The Company also holds one land parcel in the Houston, Texas area for resale.

ITEM 3.  LEGAL PROCEEDINGS

Planet Hollywood Litigation
---------------------------

   In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against HCC and certain of its subsidiaries and affiliates seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. HCC, its subsidiaries and affiliates filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of HCC with respect to the damage claims brought by Planet Hollywood and granted HCC's motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood has filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals.

Other Litigation
----------------

   On October 8, 1998, HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, HCC's former independent accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the discovery stage with a trial currently scheduled to begin in September 2000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of 1999, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   HCC's Class A common stock, 50,000,000 shares at $.0001 par value per share, is HCC's sole voting security. HCC's common stock trades on the American Stock Exchange under the Symbol HWD. Prior to 1999, HCC's stock traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HWCC. The prices set forth in the following table represent actual transactions.

                         Period                   High      Low
                         ------                 -------   -------

                  1999
                      First Quarter             $  1.56   $  1.00
                      Second Quarter               1.97      1.03
                      Third Quarter                3.25      1.25
                      Fourth Quarter               4.63      2.38

                  1998
                      First Quarter             $  2.31   $  1.41
                      Second Quarter               2.13      1.66
                      Third Quarter                1.94      1.16
                      Fourth Quarter               1.56      0.97

    As of March 27, 2000, there were approximately 500 holders of record of HCC's voting common stock.

    HCC has not paid cash dividends on its common stock in the past and has no plans to pay cash dividends on its common stock in the foreseeable future. See
Note 3 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose specified restrictions on the transfer of funds between certain subsidiaries.

    HCT's common stock, 1,000 shares with par value of $.01 per share, is its sole voting security; all of the 1,000 shares outstanding are owned by HCC.

    HCT paid dividends amounting to $12,000,000 during 1999; all such dividends were paid to HCC.

ITEM 6.  SELECTED FINANCIAL DATA

Hollywood Casino Corporation and Subsidiaries
---------------------------------------------

   The following tables present selected financial data for HCC and its subsidiaries and are qualified in their entirety by the consolidated financial statements and accompanying footnotes appearing elsewhere in this Form 10-K. The data as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, have been derived from the audited consolidated financial statements of HCC presented in Item 8.


Statement of Operations Data:                                        Year Ended December 31,
                                                    --------------------------------------------------------------
                                                        1999         1998         1997         1996        1995
                                                    ------------  -----------  -----------  -----------  ---------
                                                               (in thousands, except per share amounts)

Net revenues......................................     $307,377     $268,760   $267,757     $530,580     $539,943
                                                       --------     --------   --------     --------     --------
Expenses:
  Departmental....................................      221,969      197,836    185,753      426,769      396,157
  General and administrative......................       19,239       17,778     16,790       37,169       36,914
  Management and consulting fees..................          939        1,200      3,927            -            -
  Depreciation and amortization...................       15,673       16,562     18,901       40,836       40,955
  Development and preopening......................        1,787          779      1,480        1,065        6,765
  Termination of management and consulting
    agreements....................................       40,389            -          -            -            -
  Write down of assets............................       13,322            -     19,678       22,141            -
                                                       --------     --------   --------     --------     --------
    Total expenses................................      313,318      234,155    246,529      527,980      480,791
                                                       --------     --------   --------     --------     --------

  (Loss) income from operations...................       (5,941)      34,605     21,228        2,600       59,152
                                                       --------     --------   --------     --------     --------
Non-operating income (expenses):
  Interest income.................................        7,868        2,844      1,896        3,101        3,708
  Interest expense................................      (45,540)     (30,260)   (30,437)     (59,090)     (55,558)
  Tax settlement costs............................            -       (1,087)         -            -            -
  Equity in losses of unconsolidated affiliate....         (141)           -          -            -            -
 (Loss) gain on disposal of assets................         (567)         (61)       552       (1,841)        (514)
                                                       --------     --------   --------     --------     --------
     Total non-operating expenses, net............      (38,380)     (28,564)   (27,989)     (57,830)     (52,364)
                                                       --------     --------   --------     --------     --------
Income (loss) before income taxes, extraordinary
  and other items.................................      (44,321)       6,041     (6,761)     (55,230)       6,788
Income tax provision..............................       (1,196)        (816)    (5,359)         (63)        (268)
                                                       --------     --------   --------     --------     --------
Income (loss) before extraordinary and other
  items...........................................      (45,517)       5,225    (12,120)     (55,293)       6,520
Minority interest in earnings of Limited
  Partnership.....................................       (5,801)      (6,494)    (5,012)           -            -
                                                       --------     --------   --------     --------     --------
(Loss) income before extraordinary item...........      (51,318)      (1,269)   (17,132)     (55,293)       6,520
Extraordinary item:
  Early extinguishment of debt,
   net of related tax benefits (1)................      (30,353)        (336)      (215)           -      (23,808)
                                                       --------     --------   --------     --------     --------
Net (loss) income.................................     $(81,671)    $ (1,605)  $(17,347)    $(55,293)    $(17,288)
                                                       ========     ========   ========     ========     ========
Basic (loss) income per common share:
  (Loss) income before extraordinary item.........     $  (2.05)    $   (.05)  $   (.69)    $  (2.24)    $    .27
  Extraordinary item..............................        (1.22)        (.01)      (.01)           -         (.97)
                                                       --------     --------   --------     --------     --------
      Net (loss) income...........................     $  (3.27)    $   (.06)  $   (.70)    $  (2.24)    $   (.70)
                                                       ========     ========   ========     ========     ========
Diluted (loss) income per common share:
  (Loss) income before extraordinary item.........     $  (2.05)    $   (.05)  $   (.69)    $  (2.24)    $    .26
  Extraordinary item..............................        (1.22)        (.01)      (.01)           -         (.96)
                                                       --------     --------   --------     --------     --------
    Net (loss) income.............................     $  (3.27)    $   (.06)  $   (.70)    $  (2.24)    $   (.70)
                                                       ========     ========   ========     ========     ========

Balance Sheet Data:                                                           December 31,
                                                       ----------------------------------------------------------
                                                         1999         1998      1997(1)      1996(1)       1995
                                                       --------     --------   --------     --------     --------
                                                                             (in thousands)

Total assets......................................     $525,817     $270,740   $276,218     $308,158     $514,463
Total debt, including capital
  lease obligations...............................      538,458      227,529    226,922      232,046      496,847
Shareholders' (deficit) equity....................      (74,157)       7,512      9,117       38,836      (57,233)

(1) Includes the following items: (i) for 1999, costs associated with the May 1999 issuance of the Senior Secured Notes, (ii) for 1998 and 1997, costs associated with HCC's mandatory redemption of outstanding debt, net of related tax benefit and (iii) for 1995, costs associated with the October 1995 issuance of public indebtedness by HCC.

Hollywood Casino-Aurora, Inc. and HWCC-Tunica, Inc.
----------------------------------------------------

   The following tables set forth selected financial information for HCA and HCT and are qualified in their entirety by, and should be read in conjunction with, HCA and HCT's Financial Statements and accompanying footnotes appearing elsewhere in this Form 10-K. HCA and HCT commenced operations on June 17, 1993 and August 8, 1994, respectively. The data as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 have been derived from the audited financial statements of HCA and HCT presented in Item 8.

                         HOLLYWOOD CASINO-AURORA, INC.

Statement of Operations Data:

                                                          Year Ended December 31,
                                           -----------------------------------------------------
                                             1999       1998       1997       1996       1995
                                           ---------  ---------  ---------  ---------  ---------
                                                              (in thousands)

Net revenues.............................  $197,250   $162,947   $160,307   $163,391   $152,508
                                           --------   --------   --------   --------   --------

Expenses:
   Departmental..........................   137,086    118,459    108,653    114,006    102,780
   General and administrative............    12,758     14,136     14,673     14,645     14,406
   Depreciation and amortization.........     7,050      7,350      7,491      8,834      9,172
   Termination of management contract....    37,000          -          -          -          -
                                           --------   --------   --------   --------   --------
     Total expenses......................   193,894    139,945    130,817    137,485    126,358
                                           --------   --------   --------   --------   --------
Income from operations...................     3,356     23,002     29,490     25,906     26,150
                                           --------   --------   --------   --------   --------
Non-operating income (expense):
   Interest income.......................       533        112        156        205        306
   Interest expense......................    (6,145)    (6,046)    (6,847)    (6,704)    (6,493)
   (Loss) gain on disposal of assets.....      (510)         4        134          -          -
                                           --------   --------   --------   --------   --------
     Total non-operating expense, net....    (6,122)    (5,930)    (6,557)    (6,499)    (6,187)
                                           --------   --------   --------   --------   --------

(Loss) income before income taxes and
  extraordinary item.....................    (2,766)    17,072     22,933     19,407     19,963
Income tax provision.....................      (367)    (6,559)    (8,419)    (6,883)    (7,554)
                                           --------   --------   --------   --------   --------

(Loss) income before extraordinary item..    (3,133)    10,513     14,514     12,524     12,409
Extraordinary item.......................         -          -          -          -       (989)
                                           --------   --------   --------   --------   --------

Net (loss) income........................  $ (3,133)  $ 10,513   $ 14,514   $ 12,524   $ 11,420
                                           ========   ========   ========   ========   ========


Balance Sheet Data:
                                                                December 31,
                                           ----------------------------------------------------
                                             1999       1998       1997       1996       1995
                                           --------   --------   --------   --------   --------
                                                              (in thousands)

Total assets.............................  $111,759   $100,310   $104,071   $107,449   $ 93,196
Total debt, including capital lease
  obligations............................    87,907     54,248     58,972     65,430     55,829
Shareholder's equity.....................     6,047     28,720     28,948     28,033     25,549


                               HWCC-TUNICA, INC.

Statement of Operations Data:

                                                                         Year Ended December 31,
                                                        ----------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                        --------   --------   --------   --------   --------
                                                                           (in thousands)
Net revenues...........................                 $110,122   $105,773   $107,263   $ 94,524   $ 94,416
                                                        --------   --------   --------   --------   --------

Expenses:
 Departmental..........................                   84,882     79,328     77,058     72,602     63,842
 General and administrative............                    5,679      5,813      5,769      5,962      5,711
 Depreciation and amortization.........                    7,066      8,123      9,916     10,906     10,356
 Termination of consulting
   agreement...........................                    3,329          -          -          -          -
                                                        --------   --------   --------   --------   --------
   Total expenses......................                  100,956     93,264     92,743     89,470     79,909
                                                        --------   --------   --------   --------   --------

Income from operations.................                    9,166     12,509     14,520      5,054     14,507
                                                        --------   --------   --------   --------   --------

Non-operating income (expenses):.......
 Interest income.......................                      340        587        281        835        637
 Interest expense......................                  (10,308)   (10,937)   (10,980)   (10,060)   (10,792)
 Equity in losses of unconsolidated
   affiliate...........................                     (141)         -          -          -          -
 (Loss) gain on disposal of assets.....                      (57)       (65)         6        (45)      (505)
                                                        --------   --------   --------   --------   --------
   Total non-operating expenses,
    net................................                  (10,166)   (10,415)   (10,693)    (9,270)   (10,660)
                                                        --------   --------   --------   --------   --------

(Loss) income before income taxes and
 extraordinary items...................                   (1,000)     2,094      3,827     (4,216)     3,847
Income tax benefit (provision).........                      323       (689)       845          -        694
                                                        --------   --------   --------   --------   --------

(Loss) income before extraordinary
  items................................                     (677)     1,405      4,672     (4,216)     4,541
Extraordinary items, net of tax
 benefit...............................                        -          -          -          -     (9,614)
                                                        --------   --------   --------   --------   --------

Net (loss) income......................                 $   (677)  $  1,405   $  4,672   $ (4,216)  $ (5,073)
                                                        ========   ========   ========   ========   ========

Balance Sheet Data:
                                                                            December 31,
                                                        ----------------------------------------------------
                                                           1999      1998       1997       1996       1995
                                                        --------   --------   --------   --------   --------
                                                                           (in thousands)

Total assets...........................                 $112,398   $120,461   $118,727   $116,620   $122,240
Total debt, including capital lease
  obligations..........................                   90,140     85,798     85,683     86,645     88,340
Shareholder's equity...................                   12,610     25,287     23,882     19,210     23,426


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

   RESULTS OF OPERATIONS

   Net revenues of HCC for 1999 reflect an increase of $38.6 million (14.4%) from the $268.8 million generated during 1998. The 1999 increase was realized by improved net revenues at the Aurora Casino of $34.3 million and at the Tunica Casino of $4.3 million. Net revenues for the year ended December 31, 1998 were $268.8 million, an increase of less than 1% over net revenues of $267.8 million in 1997. The 1998 increase reflects improved net revenues at the Aurora Casino which more than offset declines at the Tunica Casino.

   The combination of a 14.4% increase in net revenues during 1999 over the prior year and only a 10.9% increase in operating expenses, exclusive of the costs of terminating the management and consulting contracts ($40.4 million) and the write downs of assets ($13.3 million), results in HCC's income from ongoing operations improving by $13.2 million (38%) to $47.8 million in 1999 from $34.6 million in 1998. The 1998 decline in income from ongoing operations of $6.3 million (15.4%) compared to 1997 reflects the slight increase in net revenues offset by a $7.3 million (3.2%) increase in operating expenses other than asset write downs. The increase in ongoing operating expenses primarily resulted from increased gaming taxes at the Aurora Casino as well as from higher marketing and promotional expenses in response to increased competition at both the Aurora Casino and the Tunica Casino.

Aurora Casino

   General

   Income from operations at the Aurora Casino, adjusted to exclude management fees ($7.7 million) and costs associated with the termination of its management contract ($37 million), amounted to $48.1 million for the year ended December 31, 1999 compared to $31.9 million and $39.1 million, respectively, during 1998 and 1997. The 1999 increase results primarily from the 21.9% improvement in casino revenues largely attributable to dockside gaming while volume based operating expense increases were held to only 12.1%. Net revenues for 1999 were the highest annual net revenues generated by the Aurora Casino since its opening. As a result of regulatory changes, dockside gaming began at the Aurora Casino on June 26, 1999, eliminating prior cruising requirements and enabling patrons to enter and exit the boats without restrictions. Management anticipates that this higher level of gaming revenues will continue in future periods and has announced plans to construct a new dockside facility to capitalize on the regulatory change (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). The 1998 decrease from the prior year is primarily due to an increase in the Illinois wagering tax rate which took effect on January 1, 1998. The new tax structure consists of a graduated tax rate system with rates ranging from 15% to 35% based on total adjusted gross receipts. For the years ended December 31, 1998 and 1997, the Aurora Casino paid or accrued wagering taxes of $42.4 million and $30.7 million, respectively. The 1998 operating income decrease is also attributable to increased competition from the opening in northern Indiana of two riverboat gaming operations during April and August 1997. These two operations added approximately 3,700 new gaming positions to the Chicago market area, an increase of nearly 35%.

   Gaming Operations

   The following table sets forth certain unaudited financial and operating data for the Aurora Casino for the years ended December 31, 1999, 1998 and 1997.

                                       Year Ended December 31,
                                -------------------------------------
                                   1999         1998         1997
                                -----------  -----------  -----------
                                 (in thousands, except percentages)
Revenues:
 Table games                    $   44,428   $   42,942   $   47,206
 Slot machines                     143,539      111,192      105,413
 Poker revenues                      2,641        2,270        1,346
                                ----------   ----------   ----------

  Total                         $  190,608   $  156,404   $  153,965
                                ==========   ==========   ==========

Table games:
 Gross wagering (drop) (1)      $  252,678   $  247,911   $  273,689
 Hold percentages (2)                 17.6%        17.3%        17.3%

Slot machines:
 Gross wagering (handle) (1)    $2,474,986   $1,983,873   $1,866,687
 Hold percentages (2)                  5.8%         5.6%         5.7%
-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

   Total gross wagering at the Aurora Casino as measured by table game drop and slot machine handle increased by $495.9 million (22.2%) during 1999 compared to 1998. The increase reflects increased patron volume, primarily as a result of the June 1999 implementation of dockside gaming previously discussed. Although dockside gaming spurred revenue growth in the second half of 1999, gross wagering improvement was seen in all quarters of 1999. Aggressive marketing efforts begun in 1998 helped increase overall wagering by 18.2% in the first half of 1999 compared to the first half of 1998.

   Total gross wagering at the Aurora Casino increased by $91.4 million (4.3%) during 1998 compared to 1997. The increase resulted from the continuation of aggressive marketing and promotional programs introduced in the second quarter of 1998 to recapture market share in the Chicago area. Declines in gross wagering during the 1998 first quarter resulted from reductions in patron volume due to changes in the Aurora Casino's cruising schedule. In an effort to reduce unprofitable operations in response to the increased wagering tax discussed above, the smaller of the Aurora Casino's two riverboats ceased operating daytime cruises on weekdays during January and February; however, all cruises resumed in March. Increased competition in the Chicago market due to the opening of two new casinos in northern Indiana in April and August 1997 also limited growth in casino wagering.

   Revenues

   Casino revenues increased $34.2 million (21.9%) during 1999 compared to 1998 due primarily to the significant increases in gross wagering. The 1999 increase reflects the 2% and 24.8% increases in drop and handle, respectively, coupled with increases in the respective hold percentages. Poker revenues did not change significantly in 1999 from 1998.

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

   Food and beverage revenues increased $789,000 (5.7%) in 1999 from the 1998 results due primarily to increased patron volume. Food and beverage revenues did not change significantly during 1998 compared to 1997.

   Other revenues increased $456,000 (16.2%) in 1999 compared to 1998 reflecting increases in parking fees and commission revenues. Other revenues increased $897,000 (46.7%) during 1998 compared to 1997 primarily due to management's decision to reinstate valet and parking garage fees in 1998 which had been eliminated during 1997 due to competitive pressures.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 62.8%, 60.6% and 60.7%, respectively, during the years ended December 31, 1999, 1998 and 1997. The 1999 increase reflects increases in promotional activities as part of the Aurora Casino's marketing efforts; the 1998 change is not significant.

   Departmental Expenses

   Casino expenses increased $18.9 million (16.8%) during 1999 compared to 1998. Such increase results primarily from additional gaming taxes associated with the increase in casino revenues as well as to the higher marketing expenses previously discussed. Casino expenses increased $10.1 million (9.9%) during 1998 compared to 1997 primarily due to the wagering tax increase previously discussed. Higher marketing costs, partially offset by reductions in payroll costs, also contributed to the 1998 increase. Gaming taxes imposed by the State of Illinois are determined using a graduated tax rate applied to the licensee's gaming revenues. The Aurora Casino expenses such gaming taxes based on its anticipated annual effective tax rate.

   Food and beverage expenses did not change significantly during 1999 compared to 1998 or during 1998 compared to 1997. During 1999, higher costs associated with the increased patron volume and slightly higher food and beverage costs were offset by increased allocations to casino expenses as part of the Aurora Casino's promotional activities.

   Other expenses decreased $218,000 (16.4%) during 1999 compared to 1998 and by $309,000 (18.8%) during 1998 compared to 1997 reflecting reductions during both years in personnel and other non-departmental operating expenses.

Tunica Casino

   General

   The Tunica Casino earned income from operations, adjusted to exclude consulting fees payable to a subsidiary of GBCC ($939,000) and costs associated with the termination of its consulting agreement ($3.3 million), of $13.4 million in 1999 compared to $13.7 million in 1998 and $15.7 million in 1997.
The declines in both 1999 and 1998 from the prior year periods are due to lower than expected table game hold percentages and to increases in marketing and other promotional expenses as a result of competitive pressures. The increased competition has resulted primarily from the opening of approximately 1,700 new hotel rooms by other casino operators during the fourth quarter of 1997 and early 1998, the opening of an additional 600 rooms in the second quarter of 1999 and from marketing promotions instituted by other casino operators.

   Gaming Operations

   The following table sets forth certain unaudited financial and operating data for the Tunica Casino for the years ended December 31, 1999, 1998 and 1997.


                                       Year Ended December 31,
                                -------------------------------------
                                   1999         1998         1997
                                -----------  -----------  -----------
                                 (in thousands, except percentages)

Casino Revenues:
 Table games                    $   13,458   $   13,658   $   15,083
 Slot machines                      87,914       81,801       81,404
 Poker revenues                        940        1,000        1,019
                                ----------   ----------   ----------

  Total                         $  102,312   $   96,459   $   97,506
                                ==========   ==========   ==========

Table games:
 Gross wagering (drop) (1)      $   81,810   $   76,366   $   78,115
 Hold percentage (2)                  16.5%        17.9%        19.3%

Slot machines:
 Gross wagering (handle) (1)    $1,637,809   $1,555,316   $1,595,645
 Hold percentage (2)                   5.4%         5.3%         5.1%

----------------------------
(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

   Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $87.9 million (5.4%) during 1999 compared to 1998. Slot machine handle increased by $82.5 million (5.3%) and table game drop increased by $5.4 million (7.1%) during 1999 compared to 1998. Management believes such increases are attributable to the implementation of a new, more aggressive marketing campaign designed to reposition the Tunica Casino within the Tunica gaming market. Such marketing efforts have been supplemented with increased use of the Tunica Casino's jointly owned golf course and the addition of headliner entertainment to attract higher value patrons. Improvement in slot machine handle has also resulted from a significant increase in the number of slot machines available and from management's program of updating machines to enhance the patron's gaming experience. Patron volume declined slightly during 1999 compared to 1998 indicating that the Tunica Casino has been successful in attracting higher value patrons.

   Total gross wagering at the Tunica Casino decreased by $42.1 million (2.5%) during 1998 compared to 1997. The decreased patron volume is directly attributable to increased competition in the Tunica market. Slot machine handle decreased by $40.3 million (2.5%) and table game drop decreased by $1.8 million (2.2%) during 1998 compared to 1997.

   Revenues

   Casino revenues increased $5.9 million (6.1%) during 1999 compared to 1998. Table game revenues decreased 1.5% during 1999 as the increase in table drop discussed above was negated by a decline in the table game hold percentage to 16.5% during 1999 from 17.9% during 1998. The 14.8% and 13.3% table game hold percentages during the third and fourth quarters, respectively, of 1999 were the lowest two quarters since the opening of the Tunica Casino and represent an overall decrease of 4.7 percentage points compared to the prior year six-month period. Slot machine revenue increased $6.1 million (7.5%) during 1999 compared to 1998 reflecting the increase in gross wagering discussed above coupled with an increase in the slot machine hold percentage to 5.4% in 1999 from 5.3% in 1998. Poker revenues decreased by 6% during 1999 compared to 1998.

   Casino revenues decreased $1 million (1.1%) during 1998 compared to 1997. Table game revenues decreased 9.4% during 1998 due to the previously discussed decline in table drop coupled with an overall decline in the hold percentage to 17.9% in 1998 from 19.3% in 1997. Slot machine revenues did not change significantly during 1998 compared to the prior year as the change in gross wagering was virtually offset by the impact of the change in the slot machine hold percentage. Poker revenues decreased 1.9% during 1998 compared to the prior year primarily from a reduction in the number of poker tables from ten to six during the period.

   Rooms revenue increased $1.1 million (11.4%) during 1999 compared to 1998. Hotel occupancy rates declined to 85.5% in 1999 compared to 89.7% in 1998 due to increased competition for overnight patrons resulting from the completion and opening of an additional 600 guest rooms early in the second quarter of 1999. Accordingly, the improvement in room revenues resulted from an increase in the average daily room rate to $64 during 1999 from $55 during 1998. Rooms revenue decreased $265,000 (2.7%) during 1998 compared to 1997 due to increased competition for overnight patrons. Hotel occupancy rates decreased as a result of additional competition to approximately 82% in the first quarter of 1998 from approximately 88% during the same period of 1997. Occupancy rates at the Tunica Casino for the second, third and fourth quarters of 1998 rebounded to approximately 92% (compared to 93% during the corresponding period of 1997) as the market began to absorb the additional hotel room capacity. Occupancy rates during the period from September through December 1998 were also negatively impacted by rooms being taken out of service for maintenance and upgrading. The addition of recreational vehicle parking spaces has also contributed to the increases in rooms revenue. Additions of 51 and 22 parking spaces, respectively, were made to the RV Park at the Tunica Casino in 1998 and 1997 bringing the current total number of parking spaces to 123.

   Food and beverage revenues did not change significantly in 1999 compared to 1998. Food and beverage revenues increased $719,000 (5%) during 1998 compared to 1997 as a result of increases in both food prices and in the number of dining patrons resulting from increased promotional activities. Other revenues increased $169,000 (12.3%) and $209,000 (18%), respectively, during 1999 and
1998 compared to the prior years due to increased patron volume using such services.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues, increased to 71.4% in 1999 from 63.9% during 1998 and 61.2% in 1997. The 1999 increase is the result of higher complimentary room and food and beverage costs due to increased marketing efforts and increased competition for overnight guests. The 1998 increase results from increased complimentary food and beverage and other services due to increased marketing efforts.

   Departmental Expenses

   Casino expense increased $6.6 million (9.1%) during 1999 compared to 1998 reflecting the implementation of marketing programs. Casino expense increased by $2.8 million (4.1%) during 1998 compared to 1997 as a result of additional promotional activities instituted during the third quarter of 1998 in response to competitive pressures.

   Rooms expense decreased $591,000 (33.7%) in 1999 compared to 1998 reflecting the increased allocations to the casino department of hotel costs associated with marketing programs. Rooms expense did not change significantly during 1998 compared to 1997.

    Food and beverage expense decreased by $219,000 (5.6%) and other departmental expenses decreased by $199,000 (14.9%) during 1999 compared to the prior year primarily due to increased allocations to the casino department. Food and beverage expenses decreased by $402,000 (9.3%) during 1998 compared to 1997 despite increases in food and beverage revenues during the 1998 period as discussed above. Such decrease results from the previously noted increase in marketing activities with respect to food and beverage programs, the costs of which are allocated to casino expenses. The decrease in other expenses during 1998 compared to 1997 was not significant from a monetary amount.

HCC Consolidated
----------------

   The operating expenses of HCC, exclusive of the Aurora Casino and the Tunica Casino consist primarily of general and administrative expenses, preopening costs associated with the Shreveport Casino and expenses incurred in connection with the pursuit of additional gaming venues.

   General and Administrative

   General and administrative expenses increased by $1.5 million (8.2%) during 1999 compared to 1998. Such expenses at the Aurora Casino (net of management fees) decreased by 4.5% during 1999 primarily as a result of a reduction in legal and professional fees. The Tunica Casino experienced an increase in general and administrative expenses (net of consulting fees) of 2.8% during 1999 compared to the prior year primarily as a result of increases in personnel costs and professional fees. The remaining corporate general and administrative expense increase of $1.6 million (19.9%) during 1999 results from increases in corporate overhead costs, primarily legal fees and personnel costs. General and administrative expenses increased $866,000 (5.5%) during 1998 compared to 1997. Increases in such costs at the Aurora Casino of 3.9% and at the Tunica Casino of 1% were not significant; the remaining increase of $622,000 in corporate overhead costs resulted primarily from increases in professional fees.

   Depreciation and Amortization

   Depreciation and amortization expense decreased by $889,000 (5.4%) in 1999 compared to 1998 and by $2.3 million (12.4%) in 1998 compared to 1997. The decreases results primarily from certain operating equipment at the Aurora Casino and Tunica Casino becoming fully depreciated.

   Development Expenses

   Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where additional gaming licenses may be available as well as those where gaming has not been legalized. Development costs increased by $167,000 (21.4%) in 1999 compared to the prior year primarily due to additional costs incurred with respect to potential gaming opportunities in Mexico and Massachusetts. The $701,000 (47.4%) decrease in 1998 development costs compared to 1997 reflects an unusually high level of spending in 1997 not repeated in the current year.

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

   Termination of Management and Consulting Agreements

   In connection with the acquisition of PCC in October 1999 (see "Liquidity and Capital Resources -Pratt Casino Corporation Acquisition" below), HCC was able to terminate the outstanding management agreement for the Aurora Casino and consulting agreement for the Tunica Casino. As part of its strategic plan, HCC sought to terminate these agreements in order to eliminate fees paid to GBCC, enhance future operating performance and simplify its organizational structure. The acquisition of the agreements required that HCC satisfy certain obligations of PCC amounting to $40.3 million. As no asset value was attributed to the management and consulting agreements for financial reporting purposes when acquired and terminated, the $40.3 million payment, together with net expenses from the acquisition amounting to $60,000, were charged to expense in 1999. Expenses incurred under the management and consulting agreements amounted to $6.7 million, $7.7 million and $8.9 million, respectively, during 1999 (prior to the October termination date), 1998 and 1997.

   Write Down of Assets

   In connection with a refinancing of its indebtedness in 1994, GBCC issued $40.5 million discounted principal amount (face amount of $110.6 million) of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. It was anticipated that one of HCC's primary methods of realizing the carrying value of the new notes would be through the utilization of existing tax net operating losses of GBCC and its subsidiaries. As a result of HCC's distribution of GBCC stock at December 31, 1996 to its shareholders, GBCC's tax net operating losses are no longer available for utilization in HCC's consolidated tax returns. Due to the filing for protection under Chapter 11 of the United States Bankruptcy Code by GBCC's most significant operating subsidiary on January 5, 1998, HCC took a write down during 1997 reducing the carrying amount of the PPI Funding Notes to an estimated realizable value of $12.3 million. This remaining estimated net realizable balance was fully reserved in 1999 as the acquisition of PCC by HCC in October 1999 terminated the Aurora Casino management contract and Tunica Casino consulting agreement. These agreements provided a source of funds to GBCC which is now no longer available. In addition, ACSC, which is GBCC's only remaining operating subsidiary, experienced a loss from operations in 1999, further reducing cash flows available for repayment of the PPI Funding Notes.

   For the same reasons, HCC wrote down the interest receivable balance associated with certain demand notes from GBCC by $1 million during 1999. The remaining combined receivable balance of the notes and interest of $7.5 million at December 31, 1999 reflects management's best estimate of the value of the collateral associated with such obligations.

   During November 1995, HCC loaned $10 million of the proceeds from its October 1995 debt offering to an unaffiliated gaming company in the form of two $5 million notes. On February 27, 1998, both parties agreed to settle the outstanding obligations with the payment of $4.4 million and the issuance of two new, short-term obligations totaling $1.6 million, which were paid in April 1998. The $4 million difference between the $10 million carrying amount of the notes receivable and the agreed upon settlement was reflected as a write down of the notes receivable during 1997.

   Interest Income

   Interest income increased $5 million (176.7%) during 1999 compared to 1998 reflecting interest on the unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities"). Interest income increased $948,000 (50%) during 1998 compared to 1997 as a result of more cash being available for investment purposes during 1998.

   Interest Expense

   Interest expense increased by $15.3 million (50.5%) during 1999 compared to the prior year due primarily to the increase in HCC's long-term indebtedness from the May 1999 issuance of the Senior Secured Notes and the August 1999 issuance of $150 million of 13% First Mortgage Notes with respect to the Shreveport Casino. Although the issuance of the Senior Secured Notes increased HCC's indebtedness to a face value of $360 million from a face value of $204.7 million, the effective interest rate fell to 11.27% from 13.75%. The interest rate on $50 million of the Senior Secured Notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. On November 1, 1999, the interest rate on such notes increased to 12.41% from 11.36%, effectively increasing the Company's annual interest expense by $525,000. A portion of the interest on the 13% First Mortgage Notes is being capitalized during the construction period ($1.1 million during 1999). Interest expense did not change significantly during 1998 compared to 1997.

   (Loss) Gain on Disposal of Assets

   During 1999, the Aurora Casino wrote off costs associated with its planned construction of a new, larger boat to replace the smaller of its two current boats. The advent of dockside gaming in June 1999 resulted in new plans to construct a dockside casino facility (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). The 1998 loss results primarily from the sale of certain slot machines at the Tunica Casino as part of its program to update such equipment; the 1997 gain resulted primarily from the sale of a company-owned aircraft.

   Income Taxes

   Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects net deferred tax assets of $5.2 million as of December 31, 1999.

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

   Tax Settlement Costs

   Tax settlement costs of $1.1 million in 1998 represent costs incurred arising from and directly related to HCC's tax treatment of the spin-off of GBCC.

   Minority Interest in Earnings of Limited Partnership

   The minority interest in the earnings of the limited partnership which held the management contract for the Aurora Casino decreased by $693,000 (10.7%) during 1999 compared to 1998. As a result of the acquisition and termination of the management contract, such minority interest was not incurred subsequent to October 13, 1999 (see "Liquidity and Capital Resources - Pratt Casino Corporation Acquisition" below). For the period prior to the termination of the management contract, the minority interest increased by $618,000 (11.9%) compared to the same partial year period during 1998. This increase results primarily from increases in the management fees paid by the Aurora Casino to the limited partnership as a result of improved operating revenues and profits on which such fees are based, coupled with a slight decline in the limited partnership's operating expenses during 1999. The minority interest increased by $1.5 million (30%) in 1998 compared to 1997 as the minority interest came into effect on April 1, 1997 following the acquisition of the general partnership interest in PML by HCC. For the period from April 1, 1998 through December 31, 1998 (a period comparable to the 1997 post-acquisition date), minority interest decreased by $438,000 (8.7%) compared to 1997 reflecting the decrease in the Aurora Casino's operating profits due to the increase in gaming taxes previously discussed.

   Extraordinary Item

   During May 1999, HCC completed the refinancing of its outstanding 12.75% debt obligations. The extraordinary loss from early retirement of debt includes the premium paid and redemption fees associated with the debt retired together with the write off of related unamortized financing costs.

   Prior to May 1999, HCC was required to make an offer to purchase not more than $2.5 million in principal amount of its then outstanding 12.75% Senior Secured Notes at each semiannual interest payment date. During 1998, HCC made two redemption offers and redeemed $2.8 million of the notes resulting in an extraordinary loss of $336,000. During 1997, HCC made one such offer and redeemed $2.5 million of the notes. The 1997 redemption resulted in an extraordinary loss of $326,000, reduced by an estimated income tax benefit of $111,000.

   Year 2000 Compliance

   At the beginning of the year 2000, computer programs that had date sensitive software might have recognized a date using "00" as the year 1900 rather than 2000. Such an error could have resulted in a system failure or miscalculations which might have caused disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

   In preparation for the Year 2000, management conducted a program to prepare the Company's computer systems and applications as well as its non-information technology (embedded microchip) systems. The two major information technology systems identified as not Year 2000-compliant were replaced. The cost of acquiring, testing and converting HCC's systems was less than $1 million. The majority of these costs were included in capital expenditures (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities" below).

   As a result of its planning and implementation efforts, HCC experienced no significant disruptions to any of its computer systems and non-information technology systems and management believes that all such systems have successfully responded to the Year 2000 change. The Company also encountered no significant Year 2000 problems with its vendors or suppliers. Management is continuing to monitor the Company's systems and communicate with its suppliers and vendors to ensure that any latent Year 2000 problems that might arise are promptly addressed.

   Inflation

   Management believes that in the near term, modest inflation, together with increased competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

   Market Risk

   The Company has $50 million of floating rate Senior Secured Notes outstanding (see "Liquidity and Capital Resources - Financing Activities" below). Interest on the floating rate notes is at the LIBOR rate plus 6.28% and is reset semiannually. Accordingly, an increase in the LIBOR rate of 1% would increase interest expense by $500,000 per year. Management has also secured a commitment to finance the lease of furniture, fixtures and equipment for the Shreveport Casino. The $30 million commitment includes variable interest to be reset quarterly. Accordingly, an increase in the underlying base rate of 1% would increase interest expense by $300,000 per annum. Management believes that the Company has no other material market risks.

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

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   The operations of the Aurora Casino and Tunica Casino continue to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $3.4 million of cash flow from operations during 1999 after deducting the payment of $9.8 million of management fees. The Tunica Casino provided $4.2 million of cash from operations during 1999 after deducting the payment of $939,000 of consulting fees to GBCC. Operating cash flows at the Aurora Casino and Tunica Casino were negatively impacted during 1999 by expenditures of $37 million and $3.3 million, respectively, for the acquisition and termination of their management and consulting agreements. HCC's other sources of funds include interest income earned on temporary investments ($3.4 million). In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during 1999 included preopening costs with respect to the Shreveport Casino ($841,000), costs to pursue development opportunities ($946,000) and corporate overhead costs ($9.5 million).

   During 1999, consolidated cash flow provided by operations ($3.4 million), from the redemption of short-term investments ($3.9 million), from the sale of assets ($4 million) and from equipment financing ($1.4 million) were used by HCC, together with available cash, to fund capital expenditures (exclusive of Shreveport Casino project costs) of $11.6 million, to repay third party indebtedness (other than HCC's 12.75% Senior Secured Notes) of $2.8 million, to make payments under capital lease obligations of $893,000 and to pay distributions amounting to $7.9 million to PCC as limited partner in PML. As a result of the acquisition of PCC discussed below, distributions to PCC were discontinued during October 1999. Shreveport Casino project costs have, for the most part, been funded with proceeds from borrowings (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities") and from HCC's available cash.

   The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheet at December 31, 1999. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that it will have adequate capital resources to meet the additional tax payments, if any, resulting from such examinations.

   Pratt Casino Corporation Acquisition

   On April 28, 1999, the Company entered into a voting agreement with GBCC and certain of its wholly owned subsidiaries, including PRT Funding and PCC, and the holders of substantially all of the $85 million of senior notes issued by PRT Funding and guaranteed by PCC which were in default. Under the terms of the voting agreement, the Company was to purchase the stock of PCC from GBCC for nominal consideration and fund the payment of PCC's obligations as part of a debt restructuring of PRT Funding, PCC and other subsidiaries of PCC. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in PML and its consulting agreement with the Tunica Casino and its liabilities were to consist of a new $40.3 million obligation payable in satisfaction of the PRT Funding Notes. The funds necessary to satisfy such obligation were obtained as part of the May 1999 refinancing and were placed in escrow for such purpose.

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

   Financing Activities

   During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a private debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective November 1, 1999, the interest rate increased to 12.41% from an initial rate of 11.36% per annum. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora and Tunica casinos. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"), and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 commencing on November 1, 1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and HCS and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC and (4) the collateral assignment of the management contract for the Shreveport Casino.

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

   The indenture for the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, HCS or any future guarantor; or enter into certain transactions with affiliates.

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

   The indenture for the Shreveport First Mortgage Notes contains various provisions limiting the ability the Shreveport Partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture also limits the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the Shreveport Partnership.

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

   HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($278,000 at December 31, 1999) are being repaid in monthly installments over 36 months and accrue interest at the rate of 8.875% per annum.

   Prior to October 14, 1999, HCC was the general partner in the limited partnership which held the Aurora management agreement, having acquired such interest in April 1997. HCC's original acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.8 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of partnership distributions which were made to HCC prior to the liquidation of the general partnership in October 1999. Effective November 1, 1999, HCC continues to make monthly payments of principal and interest totaling $83,000 which, together with additional quarterly principal payments of $21,000 beginning in January 2000, will approximate HCC's payment obligations while the management contract was in effect.

   As of December 31, 1999, HCC's scheduled maturities of long-term debt and payments under capital leases during 2000 are approximately $3.6 million and $2.5 million, respectively.

   Capital Expenditures and Other Investing Activities

   Aurora Casino -

   Capital expenditures at the Aurora Casino during 1999 were $5.1 million; management anticipates spending $3.6 million during 2000 toward its ongoing capital improvements program. Significant projects planned for 2000 include new slot machines, renovations to restaurants and other departmental expenditures. In addition, the Company is currently finalizing plans to replace the Aurora Casino's two riverboats with a newly constructed, permanently moored dockside casino. As currently planned, the new facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The new facility is projected to cost approximately $60-65 million and will require a construction period of 14 months. Construction of the dockside casino is expected to begin as soon as possible following receipt of required regulatory approvals and the resolution of certain litigation as described below. Upon the finalization of plans, the receipt of all required approvals and the resolution of the litigation, the Aurora Casino will amortize the remaining net book value of its existing riverboats (approximately $30.9 million at December 31, 1999) over the estimated 14-month construction period prior to the boats being removed from service. As a result, depreciation expense during 2000 could be significantly greater than during 1999. Approximately $40 million of the estimated $60-65 million in project costs for the proposed dockside facility were obtained from HCC's debt offering completed in May 1999 with the remainder to come from operating cash flow.

   The Company intends to build its new dockside casino in two halves, which will be connected to form a single dockside casino. The Company is considering proceeding with the construction of the first half of the dockside casino prior to the final resolution of the litigation described below. If the Company proceeds with this approach, it would attempt to place all of its gaming positions on the first half of the dockside casino and would not develop the second half of the facility until the litigation is resolved.

   A complaint was filed in late 1999 in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of the legislation, including dockside gaming, is invalid. Pending the resolution of this litigation, the Company's planned dockside expansion of the Aurora Casino has been delayed. If the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing riverboats on a dockside basis pending a final resolution of the litigation. If the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated and it appears that the Illinois legislature will not pass new legislation enabling dockside gaming, then the Company will likely modify its expansion plans for the Aurora Casino. Under this scenario, the Company would proceed with the development of a new, larger riverboat to replace the smaller of its two existing riverboats.

   Pending resolution of the litigation and without regard to its decision of whether to build the first half of the dockside casino, management is implementing a plan to connect its two existing riverboats with a new casino barge. The project will cost approximately $3.5 million to complete, including approximately $1.3 million in docking facilities that can be used by the new dockside casino should it be built. Construction of the new barge is expected to commence as soon as the necessary approvals are obtained and is expected to open in mid-July of 2000. The casino barge will allow patrons to move freely between the two existing boats and will enable management to reconfigure its casino space for increased patron comfort. Management believes that the reconfigured facility will significantly enhance its current operations until the Company is able to replace its existing riverboats with the new dockside facility.

   Tunica Casino -

   Capital expenditures at the Tunica Casino during 1999 amounted to $6.4 million; management anticipates spending $4 million during 2000. Expenditures during 1999 were part of a two-year capital improvement plan which included the upgrading of hotel accommodations and public areas, the replacement of certain slot machines, the development of a new VIP check-in and private entertainment lounge, upgrades to hotel rooms, the completion of an 18-hole championship golf course and the expansion of the recreational vehicle parking area. Projects planned for 2000 include updating slot machines, upgrades to marketing systems, renovations to hotel suites and other departmental expenditures.

   HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course, which opened in November 1998, have totalled approximately $2.1 million.

   Shreveport Casino -

   In September 1998, the Shreveport Partnership received approval to develop, own and operate a Hollywood-themed hotel and casino complex on the Red River in Shreveport, Louisiana. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which HCL would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership for $2.5 million (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board on April 20, 1999. As a result, effective as of April 23, 1999, HCL has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold.

   The total estimated cost of the Shreveport Casino is approximately $230 million, of which approximately $34.8 million has been spent as of December 31, 1999. HCL has contributed approximately $49 million as an equity investment in the project with the other joint venture partner having contributed $1 million to the project with the proceeds of a loan from HCL. The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Principle on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino. The joint venture partner was also given credit for an additional $1 million capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5 million obligation discussed below. The credit was in recognition of guarantees provided by an affiliate of the partner which were necessary for the Shreveport Partnership to obtain approval of its license. The $2 million equity interest of the partner is reflected as minority interest on the consolidated financial statements of HCC.

   In addition to the capital contributions, other construction and preopening costs, estimated at $180 million, are being funded by the Shreveport First Mortgage Notes which are non-recourse to HCC (see "Liquidity and Capital Resources - Financing Activities") and by $30 million of furniture, fixture and equipment financing for which a commitment letter has been obtained. In addition, HCC has agreed to contribute up to an additional $5 million in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. Construction of the Shreveport Casino began in August 1999 with a planned opening date in early November 2000.

   The former partners of the Shreveport Partnership's predecessor conducted riverboat gaming operations in New Orleans until October 1997. In connection with their proposed change in site to Shreveport, the former partners negotiated a settlement with the City of New Orleans to pay $10 million with respect to claims asserted by the City in connection with the relocation. During September 1998, the current partners and the former partners of the Shreveport Partnership entered into a Compromise Agreement with the City of New Orleans under which it was agreed that one of the former partners would pay $5 million to the City with the former partners being released from any further relocation claims. The current partners agreed that the Shreveport Casino would pay the City of New Orleans $5 million upon securing financing for construction of their project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would reimburse the former partner $2 million of the amount it paid to the City; such repayment is to be made upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000 commencing with the opening of the Shreveport Casino.

   Other -

   HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

   Conclusion

   Management anticipates that HCC's funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino and Tunica Casino. Proceeds from the Senior Secured Notes have been used to fund a portion of HCC's equity investment in the Shreveport Casino and for the acquisition of the management and consulting agreements for the Aurora Casino and Tunica Casino. The remaining proceeds are expected to be used for the planned expansion of the Aurora Casino. Construction financing for the planned Shreveport Casino has been provided from the August 1999 issuance of project specific, non-recourse financing, together with capital contributions and equipment financing. In the absence of construction overruns, management believes that, once the Shreveport Casino opens, cash flow from operations will be sufficient to meet its liquidity and capital resource needs for the next 24 months.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Hollywood Casino Corporation and Subsidiaries:

 Independent Auditors' Report...............................................  40

 Consolidated Balance Sheets as of December 31, 1999
   and 1998.................................................................  41

 Consolidated Statements of Operations for the Years
   Ended December 31, 1999, 1998 and 1997...................................  43

 Consolidated Statement of Changes in Shareholders' Equity
   (Deficit) for the Three Years Ended December 31, 1999....................  44

 Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1999, 1998 and 1997...................................  45

 Notes to Consolidated Financial Statements.................................  46

Hollywood Casino-Aurora, Inc.

 Independent Auditors' Report...............................................  75

 Balance Sheets as of December 31, 1999 and 1998............................  76

 Statements of Operations for the Years Ended
   December 31, 1999, 1998 and 1997.........................................  78

 Statement of Changes in Shareholder's Equity for the
   Three Years Ended December 31, 1999......................................  79

 Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997.........................................  80

 Notes to Financial Statements..............................................  81


HWCC-Tunica, Inc.

 Independent Auditors' Report...............................................  93

 Consolidated Balance Sheets as of
  December 31, 1999 and 1998................................................  94

 Consolidated Statements of Operations for the Years
  Ended December 31, 1999, 1998 and 1997....................................  96

 Consolidated Statement of Changes in Shareholder's Equity for the
  Three Years Ended December 31, 1999.......................................  97

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................................  98

 Notes to Consolidated Financial Statements.................................  99

INDEPENDENT AUDITORS' REPORT


To Hollywood Casino Corporation:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
Dallas, Texas
February 25, 2000

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                     ----------------------------
                                                         1999           1998
                                                     -------------  -------------
Current Assets:
 Cash and cash equivalents                           $115,351,000   $ 42,118,000
 Short-term investments                                         -      3,905,000
 Receivables, net of allowances of
  $1,826,000 and $1,468,000, respectively               5,489,000      2,368,000
 Inventories                                            1,714,000      1,385,000
 Deferred income taxes                                  1,776,000        890,000
 Refundable deposits and other
  current assets                                        2,617,000      1,908,000
 Due from affiliates, net of valuation allowances       7,705,000      8,893,000
                                                     ------------   ------------

  Total current assets                                134,652,000     61,467,000
                                                     ------------   ------------

Investment in unconsolidated affiliates                 1,957,000      4,581,000
                                                     ------------   ------------

Property and Equipment:
 Land                                                   7,948,000      7,812,000
 Buildings and improvements                           122,122,000    120,060,000
 Riverboats and barges                                 40,367,000     40,166,000
 Operating equipment                                   85,728,000     77,192,000
 Construction in progress                              44,331,000      3,227,000
                                                     ------------   ------------

                                                      300,496,000    248,457,000
 Less - accumulated depreciation
  and amortization                                    (92,958,000)   (80,642,000)
                                                     ------------   ------------

  Net property and equipment                          207,538,000    167,815,000
                                                     ------------   ------------

Cash restricted for construction projects             147,310,000              -
                                                     ------------   ------------

Other Assets:
 Deferred financing costs                              15,256,000      4,792,000
 Land rights                                            7,047,000      7,250,000
 Due from affiliates, net of valuation allowances               -     12,359,000
 Land held for sale, net of valuation allowances        2,216,000      6,232,000
 Other assets                                           9,841,000      6,244,000
                                                     ------------   ------------

  Total other assets                                   34,360,000     36,877,000
                                                     ------------   ------------

                                                     $525,817,000   $270,740,000
                                                     ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                                December 31,
                                                       ------------------------------
                                                            1999            1998
                                                       --------------  --------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                        $   4,538,000   $   7,914,000
 Accounts payable                                         15,293,000       4,578,000
 Accrued liabilities -
  Salaries and wages                                       6,019,000       5,023,000
  Interest                                                16,784,000       4,872,000
  Gaming and other taxes                                   2,586,000       1,613,000
  Insurance                                                2,890,000       2,940,000
  Other                                                    4,330,000       4,503,000
 Federal income taxes payable                              3,234,000               -
 Other current liabilities                                 2,749,000       3,311,000
                                                       -------------   -------------

  Total current liabilities                               58,423,000      34,754,000
                                                       -------------   -------------

Long-Term Debt                                           514,959,000     199,667,000
                                                       -------------   -------------

Capital Lease Obligations                                 18,961,000      19,948,000
                                                       -------------   -------------


Other Noncurrent Liabilities                               5,631,000       5,755,000
                                                       -------------   -------------

Commitments and Contingencies

Minority Interest                                          2,000,000       3,104,000
                                                       -------------   -------------

Shareholders' (Deficit) Equity:
 Common Stock -
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,950,000
   shares issued and outstanding                               2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                 -               -
 Additional paid-in capital                              216,928,000     216,926,000
 Accumulated deficit                                    (291,087,000)   (209,416,000)
                                                       -------------   -------------

  Total shareholders' (deficit) equity                   (74,157,000)      7,512,000
                                                       -------------   -------------

                                                       $ 525,817,000   $ 270,740,000
                                                       =============   =============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                 -------------------------------------------
                                                                     1999           1998           1997
                                                                 -------------  -------------  -------------
Revenues:
 Casino                                                          $292,920,000   $252,863,000   $251,471,000
 Rooms                                                             10,457,000      9,386,000      9,651,000
 Food and beverage                                                 29,834,000     28,810,000     28,533,000
 Other                                                              4,819,000      4,229,000      3,270,000
                                                                 ------------   ------------   ------------

                                                                  338,030,000    295,288,000    292,925,000
 Less - promotional allowances                                    (30,653,000)   (26,528,000)   (25,168,000)
                                                                 ------------   ------------   ------------

  Net revenues                                                    307,377,000    268,760,000    267,757,000
                                                                 ------------   ------------   ------------
Expenses:
 Casino                                                           210,023,000    184,589,000    171,623,000
 Rooms                                                              1,161,000      1,752,000      1,835,000
 Food and beverage                                                  8,533,000      8,778,000      9,210,000
 Other                                                              2,252,000      2,717,000      3,085,000
 General and administrative                                        19,239,000     17,778,000     16,790,000
 Management and consulting fees                                       939,000      1,200,000      3,927,000
 Depreciation and amortization                                     15,673,000     16,562,000     18,901,000
 Development                                                          946,000        779,000      1,480,000
 Preopening                                                           841,000              -              -
 Termination of management and consulting agreements               40,389,000              -              -
 Write down of assets                                              13,322,000              -     19,678,000
                                                                 ------------   ------------   ------------

   Total expenses                                                 313,318,000    234,155,000    246,529,000
                                                                 ------------   ------------   ------------

(Loss) income from operations                                      (5,941,000)    34,605,000     21,228,000
                                                                 ------------   ------------   ------------
Non-operating income (expenses):
 Interest income                                                    7,868,000      2,844,000      1,896,000
 Interest expense, net of capitalized interest
  of $1,052,000 in 1999                                           (45,540,000)   (30,260,000)   (30,437,000)
 Tax settlement costs                                                       -     (1,087,000)             -
 Equity in losses of unconsolidated affiliate                        (141,000)             -              -
 (Loss) gain on disposal of assets                                   (567,000)       (61,000)       552,000
                                                                 ------------   ------------   ------------

  Total non-operating expenses, net                               (38,380,000)   (28,564,000)   (27,989,000)
                                                                 ------------   ------------   ------------

(Loss) income before income taxes, extraordinary
 and other items                                                  (44,321,000)     6,041,000     (6,761,000)
Income tax provision                                               (1,196,000)      (816,000)    (5,359,000)
                                                                 ------------   ------------   ------------

(Loss) income before extraordinary and other items                (45,517,000)     5,225,000    (12,120,000)
Minority interest in earnings of Limited Partnership (Note 1)      (5,801,000)    (6,494,000)    (5,012,000)
                                                                 ------------   ------------   ------------

Loss before extraordinary item                                    (51,318,000)    (1,269,000)   (17,132,000)
Extraordinary item:
 Loss on early extinguishment of debt, net of
  related tax benefit in 1997                                     (30,353,000)      (336,000)      (215,000)
                                                                 ------------   ------------   ------------

Net loss                                                         $(81,671,000)  $ (1,605,000)  $(17,347,000)
                                                                 ============   ============   ============

Basic and diluted net loss per common share:
 Loss before extraordinary item                                  $      (2.05)  $       (.05)  $       (.69)
 Extraordinary item                                                     (1.22)          (.01)          (.01)
                                                                 ------------   ------------   ------------

 Net  loss                                                       $      (3.27)  $       (.06)  $       (.70)
                                                                 ============   ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  For the Three Years Ended December 31, 1999

                                            Class A
                                          Common Stock     Additional
                                       ------------------   Paid-in       Accumulated
                                         Shares    Amount   Capital         Deficit
                                       ----------  ------  ------------  --------------
BALANCE, January 1, 1997               24,760,000  $2,000  $229,298,000   $(190,464,000)
 Stock issued for loan commitment         100,000       -       375,000               -
 Acquisition of general partnership
  interest                                      -       -   (12,747,000)              -
 Exercise of stock options                 50,000       -             -               -
 Net loss                                       -       -             -     (17,347,000)
                                       ----------  ------  ------------   -------------

BALANCE, December 31, 1997             24,910,000   2,000   216,926,000    (207,811,000)
 Exercise of stock options                 40,000       -             -               -
 Net loss                                       -       -             -      (1,605,000)
                                       ----------  ------  ------------   -------------

BALANCE, December 31, 1998             24,950,000   2,000   216,926,000    (209,416,000)
 Grant of stock options to non-
   employee directors                           -       -         2,000               -
 Net loss                                       -       -             -     (81,671,000)
                                       ----------  ------  ------------   -------------

BALANCE, December 31, 1999             24,950,000  $2,000  $216,928,000   $(291,087,000)
                                       ==========  ======  ============   =============




          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                         --------------------------------------------
                                                                              1999           1998           1997
                                                                         --------------  -------------  -------------
OPERATING ACTIVITIES:
 Net loss                                                                $ (81,671,000)  $ (1,605,000)  $(17,347,000)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Extraordinary item                                                        30,353,000        336,000        215,000
  Depreciation and amortization, including accretion of debt discount       16,135,000     17,581,000     19,801,000
  Write down of assets                                                      13,322,000              -     19,678,000
  Loss (gain) on disposal of assets                                            567,000         61,000       (552,000)
  Minority interest in earnings of Limited Partnership                       5,801,000      6,494,000      5,012,000
  Grant of stock options                                                         2,000              -              -
  Equity in losses of unconsolidated affiliate                                 141,000              -              -
  Provision for doubtful accounts                                              804,000        756,000        698,000
  Deferred income tax provision (benefit)                                   (3,403,000)        81,000        592,000
  Increase in receivables                                                   (3,993,000)      (377,000)      (305,000)
  Increase in accounts payable and accrued expenses                         23,871,000      2,035,000        116,000
  Increase (decrease) in federal taxes payable                               3,234,000     (6,878,000)     4,678,000
  Net change in other current assets and liabilities                        (1,390,000)        41,000     (1,107,000)
  Net change in other noncurrent assets and liabilities                       (342,000)    (1,774,000)       134,000
                                                                         -------------   ------------   ------------

   Net cash provided by operating activities                                 3,431,000     16,751,000     31,613,000
                                                                         -------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                       (49,758,000)   (12,037,000)    (5,101,000)
 Collections on notes receivable                                                     -      6,000,000              -
 Proceeds from sale of assets                                                3,959,000        129,000     12,487,000
 Increase in cash from acquisition                                           1,525,000              -              -
 Loan to joint venture partner                                              (1,000,000)             -              -
 Short-term investments                                                      3,905,000        (29,000)    (3,876,000)
 Investments in unconsolidated affiliates                                      (45,000)    (2,553,000)    (2,000,000)
 Increase in cash from purchase of limited partnership interest                      -              -        451,000
 Increase in cash restricted for construction projects                    (147,310,000)             -              -
                                                                         -------------   ------------   ------------

  Net cash (used in) provided by investing activities                     (188,724,000)    (8,490,000)     1,961,000
                                                                         -------------   ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                  493,474,000      2,687,000        601,000
 Deferred financing costs                                                  (17,134,000)      (248,000)       (24,000)
 Repayments of long-term debt                                             (210,006,000)    (2,334,000)    (8,548,000)
 Payments on capital lease obligations                                        (893,000)      (861,000)    (1,976,000)
 Investment by joint venture partner                                         1,000,000              -              -
 Limited partnership distributions                                          (7,915,000)    (5,646,000)    (4,856,000)
                                                                         -------------   ------------   ------------

  Net cash provided by (used in) financing activities                      258,526,000     (6,402,000)   (14,803,000)
                                                                         -------------   ------------   ------------

  Net increase in cash and cash equivalents                                 73,233,000      1,859,000     18,771,000
   Cash and cash equivalents at beginning of year                           42,118,000     40,259,000     21,488,000
                                                                         -------------   ------------   ------------

   Cash and cash equivalents at end of year                              $ 115,351,000   $ 42,118,000   $ 40,259,000
                                                                         =============   ============   ============

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

    HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("HCS"). HCA is an Illinois corporation organized during 1990 which owns and operates a riverboat gaming operation with approximately 30,000 square feet of gaming space together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"). HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 506-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino"). The Aurora Casino and the Tunica Casino commenced operations in June 1993 and August 1994, respectively. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana which is currently constructing a destination gaming resort including a dockside casino, all suite hotel and other entertainment facilities in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). HCS is a Louisiana corporation formed by HCC in 1997 which will hold the management contract for the Shreveport Casino.

    The Company believes that its two currently operating gaming facilities derive a significant amount of their gaming revenues from patrons living in the surrounding areas. Competition within the Company's gaming markets is intense and management believes that this competition will continue or intensify in the future.

    Prior to December 31, 1996, HCC also owned approximately 80% of the common stock of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation. On December 31, 1996, HCC distributed to its shareholders the common stock of GBCC owned by HCC. As a result of the dividend, GBCC is no longer a subsidiary of HCC. While owned by HCC, GBCC's principal asset was the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands").

    Prior to October 14, 1999, HCC was the general partner in Pratt Management L.P. ("PML"), having acquired such interest in April 1997 from PPI Corporation, a wholly owned subsidiary of GBCC. PML held the management contract on and earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As general partner, HCC received 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest was held by Pratt Casino Corporation ("PCC"), which until its acquisition by HCC in October 1999, was a wholly owned subsidiary of GBCC. For those periods that PCC was owned by GBCC, the limited partnership interest was reflected on the accompanying consolidated financial statements as a minority interest. PCC also had a consulting contract with the Tunica Casino (see Note 7).

    On April 28, 1999, HCC entered into a voting agreement with GBCC and certain of its wholly owned subsidiaries, including PCC and PRT Funding Corp. ("PRT Funding"), and the holders of substantially all of the $85,000,000 of unsecured senior notes (the "PRT Funding Notes") issued by PRT Funding which were in default. The PRT Funding Notes were guaranteed by PCC. Under the terms of the voting agreement, HCC was to purchase the stock of PCC from GBCC for nominal consideration and fund the payment of

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

PCC's obligations as part of a debt restructuring of PRT Funding, PCC and other subsidiaries of PCC. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in PML and its consulting contract for the Tunica Casino and its liabilities were to consist of a new $40,329,000 obligation payable in satisfaction of the PRT Funding Notes.

    In order to complete the restructuring, PCC and PRT Funding filed for protection under Chapter 11 of the United States Bankruptcy Code on May 25, 1999 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan was confirmed by the United States Bankruptcy Court for the District of Delaware in October 1999. At such time, HCC completed its acquisition of PCC and settled PCC's obligations. The acquisition and subsequent termination of the management contract and consulting agreement resulted in a fourth quarter charge to expense by the Company in the amount of $40,389,000 as no asset value was attributed to such contracts for financial reporting purposes when acquired.

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

    In September 1998, a joint venture in which HCL was a partner (the "Shreveport Partnership") received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. HCL's 50% investment in the joint venture ($2,500,000) was reflected on the accompanying consolidated balance sheet at December 31, 1998 as an investment in unconsolidated affiliate.

    On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. The acquisition price was $2,500,000 (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board (the "LGCB") on April 20, 1999. As a result, HCL now has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is ever sold. The joint venture partner's interest is included in minority interest on the accompanying consolidated balance sheet at December 31, 1999 in the amount of $2,000,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, effective with the April 23, 1999 closing of HCL's acquisition of the additional joint venture interest, the Shreveport Partnership is included in the consolidated financial statements of HCC. The acquired company had no significant operating activities prior to the acquisition date.

    The $150,000,000 Shreveport First Mortgage Notes (see Note 3), together with $49,000,000 of capital contributions from HCL, a $1,000,000 capital contribution from HCL's joint venture partner made with funds loaned by HCL and $30,000,000 in furniture, fixture and equipment financing for which a commitment letter has been obtained (see Note 10) are expected to provide the estimated $230,000,000 needed to construct and open the Shreveport Casino. In addition, HCC has agreed to contribute up to an additional $5,000,000 in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. As currently planned, the Shreveport Casino will consist of a three-level dockside casino with approximately 1,370 slot machines and 75 table games; a 405-room, all suite, art deco-style hotel; and approximately 42,000 square feet of restaurant and entertainment facilities. Construction began in August 1999 with a planned opening date in early November 2000.

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

 Principles of consolidation -

     The consolidated financial statements include the accounts of HCC and its wholly owned subsidiaries and, for periods subsequent to April 23, 1999, the accounts of the Shreveport Partnership. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates including joint ventures that were 50% or less owned are accounted for by the equity method.

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

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES beverage and other operating departments to the casino department during the years ended December 31, 1999, 1998 and 1997 are as follows:


                        1999         1998         1997
                     -----------  -----------  -----------

Rooms                $ 2,742,000  $ 1,940,000  $ 1,870,000
Food and beverage     22,613,000   20,887,000   19,894,000
Other                  1,394,000    1,431,000    1,061,000
                     -----------  -----------  -----------

                     $26,749,000  $24,258,000  $22,825,000
                     ===========  ===========  ===========

Cash and cash equivalents -

   Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 Cash restricted for construction project -

   Cash restricted for construction project consists of investments in government securities which are to be used for specified purposes and which were purchased with net proceeds from the Shreveport First Mortgage Notes (see Note
3) as required by the indenture for the Shreveport First Mortgage Notes. Such restricted cash includes (1) funds to be used for construction which are subject to meeting certain conditions prior to their disbursement, (2) funds to be used to make the first three semiannual interest payments with respect to the Shreveport First Mortgage Notes and (3) funds to be used to complete and open the Shreveport Casino in the event the construction funds in (1) above are not sufficient. Interest earned, but not yet received, on such investments is included in interest receivable on the accompanying consolidated balance sheet at December 31, 1999. Upon receipt, interest is included in cash restricted for construction project.

   At December 31, 1999, cash restricted for construction project is comprised of the following:

   Construction reserve         $  114,964,000
   Interest reserve                 27,275,000
   Completion reserve                5,071,000
                                --------------

                                $  147,310,000
                                ==============

 Allowance for doubtful accounts -

   The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $804,000, $756,000 and $698,000 were made during the years ended December 31, 1999, 1998 and 1997, respectively.

 Inventories -

   Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Property and equipment -

   Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

   Buildings and improvements            10-40 years
   Riverboats and barges                 25-40 years
   Operating equipment                    3-15 years

   Interest costs related to property and equipment acquisitions are capitalized during the construction period and amortized over the useful lives of the related assets.

   Costs associated with the construction of the Shreveport Casino are being deferred. Construction costs, including the applicable interest on the construction financing of $1,052,000 at December 31, 1999, are being capitalized and, commencing with the opening of the Shreveport Casino, will be amortized over the estimated useful lives of the resulting assets. Capitalized costs will be allocated to the individual components of property and equipment when such assets are ready to be placed in service.

Deferred financing costs -

   The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issue using the straight-line method which approximates the effective interest method. Amortization of such costs was $1,510,000, $952,000 and $963,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in depreciation and amortization expense on the accompanying consolidated statements of operations. Deferred financing costs, net of accumulated amortization, amounting to $4,182,000, $62,000 and $68,000, respectively were written off during 1999 and 1998 and 1997, with respect to the reacquisition of outstanding debt. An additional $978,000 of deferred financing costs were written off in 1999 with respect to the acquisition of PCC.

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

   During 1999, a parcel of real property was sold at a price approximating its net book value; accordingly, no gain or loss was recognized on the sale. Land held for sale is shown net of valuation allowances of $3,084,000 and $3,432,000, respectively, on the accompanying consolidated balance sheets at December 31, 1999 and 1998.

Accrued insurance -

   HCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES merits of individual claims and historical claims experience; accordingly, HCC's ultimate liability may differ from the amounts accrued.

 Income taxes -

   HCC accounts for income taxes using the liability method which results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities.

 Preopening costs -

   Preopening costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs which have been incurred with respect to the Shreveport Casino. Such costs are accounted for under the provisions of Statement of Position 98-5 issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

 Interest expense -

   Interest expense includes the accretion of debt discount amounting to $491,000, $1,019,000 and $900,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

 Land rights -

   Land rights are being amortized on a straight-line basis over the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 10); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,398,000 and $1,195,000, respectively, at December 31, 1999 and 1998.

 Employee Stock Options -

   HCC follows the provisions of statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. HCC has elected to continue to account for employee stock-based compensation under Opinion 25 with the requisite additional disclosures included in Note 6.

 Net (loss) income per common share -

   Earnings per share is presented for both earnings per common share assuming no dilution (basic earnings per share) and earnings per common share assuming full dilution (diluted earnings per share). Basic (loss) earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share is calculated for

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and potential common shares outstanding. All potential common shares are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

   The weighted average number of shares of common stock outstanding used for the calculation of both basic and diluted loss per share before extraordinary item and basic and diluted net loss per share was 24,949,976 for 1999, 24,946,359 for 1998 and 24,833,393 for 1997. No potential common shares were included in the calculation of diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 as the inclusion of such shares would have been antidilutive due to the net losses from continuing operations incurred in all years. The weighted average number of shares excluded was 2,057,266 in 1999, 973,059 in 1998 and 535,296 in 1997.

 Recent Accounting Pronouncement -

   In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. The Company does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

 Reclassifications -

   Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.

                                                           December 31,   December 31,
                                                               1999           1998
                                                           -------------  -------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)                 $310,000,000   $          -
 Floating rate Senior Secured Notes, due 2006 (a)            50,000,000              -
 12.75% Senior Secured Notes, due 2003, net of discount
  of $7,013,000 at December 31, 1998 (b)                              -    200,199,000
 Promissory note due to affiliate (Note 7)                    2,033,000      2,836,000
                                                           ------------   ------------

                                                            362,033,000    203,035,000
                                                           ------------   ------------
Indebtedness of HCA:
 Promissory note to bank (c)                                  1,952,000      1,900,000
                                                           ------------   ------------
Indebtedness of HCT :
 Equipment loans (d)                                          2,488,000      1,291,000
 Bank credit facility (e)                                       278,000        462,000
                                                           ------------   ------------

                                                              2,766,000      1,753,000
                                                           ------------   ------------

Indebtedness of HCL which is non-recourse to HCC:
 13% Shreveport First Mortgage Notes, with contingent
  interest, due 2006 (f)                                    150,000,000              -
 Other, net of discount of $241,000 at
  December 31, 1999(g)                                        1,759,000              -
                                                           ------------   ------------

                                                            151,759,000              -
                                                           ------------   ------------

 Total indebtedness                                         518,510,000    206,688,000
  Less - current maturities                                  (3,551,000)    (7,021,000)
                                                           ------------   ------------

   Total long-term debt                                    $514,959,000   $199,667,000
                                                           ============   ============

-------------------------
(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes (see (b) below) through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000
     of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes was adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999. In addition to refinancing existing debt, the Company has used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino (see Note 1) and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino (see Note 1). The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES commencing on November 1, 1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and HCS and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC and (4) the collateral assignment of the management contract for the Shreveport Casino.

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

     The indenture for the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, HCS or any future guarantor; or enter into certain transactions with affiliates. The indenture also requires certain financial reporting information (see Note 14).

(b) During October 1995, HCC issued $210,000,000 of 12.75% Senior Secured Notes (the "12.75% Senior Secured Notes") due November 1, 2003, discounted to yield 13.75% per annum. Interest on the 12.75% Senior Secured Notes was payable semiannually on May 1 and November 1 of each year. Commencing with the November 1, 1997 interest payment date and at each subsequent interest payment date, HCC was required to make an offer to purchase not more than $2,500,000 in principal amount of the 12.75% Senior Secured Notes at a price of 106.375% of the principal amount tendered. A total of $5,288,000 of 12.75% Senior Notes were purchased by the Company. The remaining 12.75% Senior Secured Notes were repaid in May 1999 with a portion of the proceeds of the Senior Secured Notes (see (a) above).

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

     The indenture for the Shreveport First Mortgage Notes contains various provisions limiting the ability of the partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture also limits the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the partnership.

(g) The former partners of the Shreveport Partnership's predecessor conducted riverboat gaming operations in New Orleans prior to October 1997. In connection with their proposed change in site to Shreveport, the former partners negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation. During September 1998, the current partners and former partners of the Shreveport Partnership entered into a Compromise Agreement with the City of New Orleans under which it was agreed that one of the former partners would pay $5,000,000 to the City with the former partners being released from any further relocation claims. The current partners agreed that the Shreveport Casino would pay the City of New Orleans $5,000,000 upon securing financing for construction of their project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would, contingent on securing financing, reimburse the former partner $2,000,000 of the amount it paid to the City; such repayment is to be made upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of December 31, 1999 are set forth below:

           2000                                                 $  3,551,000
           2001                                                    4,361,000
           2002                                                      597,000
           2003                                                      168,000
           2004                                                       74,000
          Thereafter                                             510,000,000
                                                                ------------

            Total                                               $518,751,000
                                                                ============

     Interest paid, net of amounts capitalized, amounted to $33,991,000, $29,161,000 and $29,479,000, respectively, during the years ended December 31, 1999, 1998 and 1997.

(4)  Leases

     Capital leases -

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

     The original cost of HCA's parking garages is included in buildings on the accompanying consolidated balance sheets at both December 31, 1999 and 1998 in the amount of $27,358,000. Assets under capital leases with an original cost of $7,013,000 and $7,260,000, respectively, are included in operating equipment on the accompanying consolidated balance sheets at December 31, 1999 and 1998. Amortization expense with respect to these assets amounted to $983,000, $1,281,000 and $2,042,000 during the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated amortization at December 31, 1999 and 1998 with respect to these assets amounted to $11,541,000 and $10,805,000, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     Future minimum lease payments under capital lease obligations as of December 31, 1999 are as follows:

          2000                                  $  2,483,000
          2001                                     2,532,000
          2002                                     2,643,000
          2003                                     2,660,000
          2004                                     2,677,000
          Thereafter                              18,739,000
                                                ------------

          Total minimum lease payments            31,734,000
          Less amount representing interest      (11,786,000)
                                                ------------
          Present value of future
            minimum lease payments                19,948,000
          Current capital lease obligation          (987,000)
                                                ------------

          Long-term capital lease obligation    $ 18,961,000
                                                ------------
     Operating Leases -

     Other than the ground leases for the Tunica Casino and Shreveport Casino discussed in Note 10, HCC and its subsidiaries also lease property and operating equipment under various lease agreements accounted for as operating leases. Although most of the operating lease agreements are either cancellable or have initial terms of one year or less, certain other lease agreements expire at various dates through the year 2008 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include contingent rental payments based on levels of use; such contingent rentals have not been significant. Exclusive of the ground leases, total rental expense amounted to $2,401,000, $1,416,000 and $1,381,000, respectively, during the years ended December 31, 1999, 1998 and 1997.

     Future minimum lease payments as of December 31, 1999 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

          2000                                  $  666,000
          2001                                     656,000
          2002                                     388,000
          2003                                      82,000
          2004                                      75,000
          Thereafter                               287,000
                                                ----------

                                                $2,154,000
                                                ==========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(5)  Income Taxes

     Components of HCC's provision for income taxes consist of the following:

                                                           Year Ended December 31,
                                                   --------------------------------------
                                                       1999         1998         1997
                                                   ------------  ----------  ------------
 Current income tax (provision):
  Federal                                          $(3,359,000)  $       -   $(4,678,000)
  State                                             (1,240,000)   (735,000)     (200,000)
 Deferred income tax benefit (provision):
  Federal                                           10,948,000     731,000     9,289,000
  State                                                 44,000    (103,000)     (205,000)
 Change in valuation allowance                      (7,589,000)   (709,000)   (9,565,000)
                                                   ------------  ----------  ------------

                                                   $(1,196,000)  $(816,000)  $(5,359,000)
                                                   ===========   =========   ===========

     Total federal income tax payments of $338,000 and $7,253,000, respectively, were made during the years ended December 31, 1999 and 1998; no such payments were made during the year ended December 31, 1997. State tax payments of $900,000, $797,000 and $683,000, respectively, were made during the years ended December 31, 1999, 1998 and 1997.

     A reconciliation between the calculated tax benefit on income based on the statutory rates in effect and the effective tax rates follows:

                                                           Year Ended December 31,
                                                   --------------------------------------
                                                       1999         1998         1997
                                                   ------------  ----------  ------------
Calculated income tax benefit                      $ 27,362,000   $ 268,000   $ 4,003,000
Valuation allowance change                           (7,589,000)   (709,000)   (9,565,000)
Acquisition of management contracts                 (13,712,000)          -             -
Lobbying costs                                         (121,000)    (98,000)     (168,000)
Disallowance of meals and
 entertainment                                          (86,000)    (64,000)      (76,000)
State income taxes, net of federal benefit             (789,000)   (553,000)     (267,000)
Utilization of net operating loss carryforwards
 and other                                           (6,261,000)    340,000       714,000
                                                   ------------   ---------   -----------
Tax provision as shown on
 consolidated statements of operations             $ (1,196,000)  $(816,000)  $(5,359,000)
                                                   ============   =========   ===========

     At December 31, 1999, HCC and its subsidiaries have net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $48,000,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $6,273,000 and $613,000, respectively. Alternative minimum tax credits do not expire and none of

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL's and tax credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $5,246,000 and $1,843,000 at December 31, 1999 and 1998, respectively.

     The components of the net deferred tax asset and classification on the accompanying consolidated balance sheets are as follows:

                                              December 31,
                                      ----------------------------
                                          1999           1998
                                      -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards     $ 16,359,000   $  1,305,000
 Valuation and other allowances          1,303,000      8,241,000
 Alternative minimum tax credit          6,273,000      4,913,000
 Investment and jobs tax credits           627,000        415,000
 Basis in limited partnership                    -      2,890,000
 Other liabilities and accruals          4,392,000      4,145,000
 Benefits accrual                        1,720,000      1,711,000
 Other                                   1,526,000        724,000
                                      ------------   ------------

  Total deferred tax assets             32,200,000     24,344,000
                                      ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization          (6,201,000)    (8,610,000)
 Basis in debt obligations                       -       (727,000)
                                      ------------   ------------

  Total deferred tax liabilities        (6,201,000)    (9,337,000)
                                      ------------   ------------

Net deferred tax asset                  25,999,000     15,007,000
Valuation allowance                    (20,753,000)   (13,164,000)
                                      ------------   ------------

                                      $  5,246,000   $  1,843,000
                                      ============   ============
Classified as:
 Current deferred income tax asset    $  1,776,000   $    890,000
 Other assets                            4,043,000      1,524,000
 Other noncurrent liabilities             (573,000)      (571,000)

     No deferred tax benefit was attributed to the extraordinary items in 1999 and 1998. The deferred tax benefit attributed to the extraordinary loss on early extinguishment of debt in 1997 was $111,000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

     The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional estimated current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheet at December 31, 1999. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

(6)  Stock Options and Compensation Plans

 Hollywood Casino Corporation Stock Option Plans -

     HCC currently has two employee stock option plans in effect: the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan") and the Hollywood Casino Corporation 1992 Stock Option Plan (the "1992 Plan"). The 1996 Plan and the 1992 Plan provide for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code; the 1996 Plan also provides for the granting of restricted stock. The shares to be offered under the 1996 Plan and the 1992 Plan consist of shares of Class A Common Stock. The 1996 Plan and the 1992 Plan provide for the granting of 3,000,000 and 1,197,000 shares, respectively, of Class A Common Stock of which 653,000 and 147,006, respectively, remain available for future grant as of December 31, 1999.

     The 1996 Plan and the 1992 Plan are administered by committees of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for certain officers, directors and shareholders may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. Options granted under the 1992 Plan become vested over a three year period, are exercisable for a term ending not more than seven years (five years in the case of incentive stock options) from the date of the grant and incentive stock options are subject to limitations on the quantity exercised in a calendar year. All options granted through December 31, 1999 under both the 1996 Plan and the 1992 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 1999, options to purchase 2,347,000 shares remain outstanding under the 1996 Plan, of which over 51% are at an exercise price of $1.25 per share. An additional 48% have exercise prices ranging from $1.75 per share to $3.13 per share; the remaining options have an exercise price of $5.25 per share. Options outstanding under the 1996 plan have

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES a weighted average exercise price of $1.87 and a weighted average remaining contractual life of 56 months. As of December 31, 1999, no options are outstanding under the 1992 Plan.

   The following table lists the combined activity of the 1996 Plan and the 1992
Plan:

                                               Year Ended December 31,
                          --------------------------------------------------------------
                                   1999                 1998                 1997
                          --------------------  --------------------  ------------------
                                      Weighted              Weighted            Weighted
                                      Average               Average             Average
                                      Exercise              Exercise            Exercise
                           Options     Price     Options     Price    Options    Price
                          ----------  --------  ----------  --------  --------  --------
Outstanding options at
 beginning of year        1,090,000   $   2.51    660,008   $ 2.86    410,008   $ 2.54
 Options cancelled          (27,000)      1.25    (50,000)    2.06          -        -
 Options granted          1,284,000       1.30    520,000     1.83    300,000     2.81
 Options exercised                -          -    (40,008)   .0006    (50,000)   .0006
                          ----------  --------  ----------            --------
Outstanding options
 at end of year           2,347,000   $   1.86  1,090,000   $ 2.51    660,008   $ 2.86
                          ==========  ========  ==========            ========
Exercisable options
 at end of year           1,956,400   $   1.91    920,000   $ 2.62    360,008   $ 2.90

     During 1996, HCC also adopted the Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan (the "Directors' Plan") providing for the grant of non-qualified stock options of Class A common stock of HCC. The Directors' Plan provides for the granting of 150,000 shares of Class A common stock of which 100,000 remain available for future grant as of December 31, 1999. An initial option grant of 10,000 shares was made to the two non-employee directors upon adoption of the plan; future outside directors receive an option grant of 10,000 shares upon election to the Board of Directors. In addition, each outside director receives a grant of 2,500 shares on January 15 of each year. All such grants are at an exercise price equal to the fair market value as of the date of the grant, vest after six months and expire no later than ten years from the date of grant. The Directors' Plan is administered by a Committee of the Board of Directors. As of December 31, 1999, 50,000 shares remain outstanding at a weighted average exercise price of $1.64 per share.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The following table lists the activity of the Directors' Plan:

                                              Year Ended December 31,
                           ----------------------------------------------------------
                                 1999                 1998               1997
                           -----------------  --------------------  -----------------
                                    Weighted              Weighted           Weighted
                                    Average               Average            Average
                                    Exercise              Exercise           Exercise
                           Options    Price   Options      Price    Options   Price
                           -------  --------  -------     --------  -------  --------
Outstanding options at
 beginning of year          42,500  $   1.72   35,000(1)  $   4.93   20,000  $   6.25
 Options granted             7,500      1.19    7,500         1.56   15,000      3.17
 Options exercised             -         -        -            -        -         -
                           -------  --------  -------     --------  -------  --------
Outstanding options at
 end of year                50,000  $   1.64   42,500     $   1.72   35,000  $   4.93
                           =======  ========  =======     ========  =======  ========
Exercisable options at
 end of year                50,000  $   1.64   42,500      $   1.72   25,000  $   5.78

---------------
(1) During June 1998, the Board of Directors authorized the repricing of options to purchase 35,000 shares of common stock granted during 1996 and 1997 to non-employee directors of the Company. The exercise price was adjusted to $1.75 per share, the fair market value as of the date of the repricing; all of the repriced options are fully vested. No shareholder owning 1% or more of the Company's common stock participated in the repricing.

     The Company has elected to apply Opinion 25 with respect to accounting for options. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, the net loss (net of income taxes) for the years ended December 31, 1999, 1998 and 1997 would have increased by approximately $214,000, $136,000 and $251,000, respectively, increasing both basic and diluted net loss per common share for each year by $.01.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. The assumptions applied are set forth below:

                                   Year Ended December 31,
                               -------------------------------
                                  1999        1998      1997
                               ----------  ----------  -------
Risk free interest rate              4.8%        5.4%     5.3%
Dividend yield                        -           -        -
Expected life                   1-5 years   1-4 years   1 year
Volatility                          54.8%       45.5%    57.6%
Weighted average fair value    $      .33  $      .42   $  .70

  Compensation Plan -

     HCC has agreements with certain of its principal shareholders and key executive officers providing for (1) lifetime pension benefits upon the expiration of existing employment contracts and subsequent consulting agreements and (2) death benefits to be paid for a period of ten years. The obligations under these agreements, which are not funded, are being charged to operations over the remaining terms of the employment agreements. Amounts charged to expense under the agreements for the years ended December 31, 1999, 1998 and 1997 were $25,000, $4,000 and $18,000, respectively. Obligations accrued under the agreements at December 31, 1999 and 1998 amounted to $5,058,000 and $5,033,000, respectively, and are included in other noncurrent liabilities on the accompanying consolidated balance sheets.

  Employee Retirement Savings Plan -

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. The Company matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 1999, 1998 and 1997, HCC made company contributions to the plan totaling $652,000, $778,000 and $559,000, respectively.

(7)  Transactions with Related Parties

     GBCC and its Subsidiaries -

     HCC had loans outstanding to GBCC amounting to $6,750,000 as of both December 31, 1999 and 1998. The loans consist of a $6,500,000 demand note issued in the third quarter of 1996 with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996 and an additional $250,000 note which became due on April 1, 1998 for which payment has not been received. The $250,000 note continues to bear interest at the rate of 14% per annum, payable semiannually. Effective as of January 1, 1999, interest earned on the outstanding obligations from GBCC is being fully reserved for the same reasons as discussed below with respect to the PPI Funding Notes. In addition, interest receivable on the notes was reserved by an additional $1,000,000 during 1999. Interest income earned on loans and advances to GBCC amounted to $942,000 and $977,000, respectively, during the years ended December 31, 1998 and 1997. Interest receivable amounting to $781,000, net of a valuation allowance of $1,942,000, and $1,781,000 is included in due from affiliates on the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively.

     In connection with its April 1, 1997 acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount of PPI Funding Notes (see below) and $350,000 accrued interest due from GBCC to PPI Corporation. The $3,800,000 note was payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES distributions, as defined, from PML. The note payable to PPI was amended as of the October 1999 acquisition of PCC (Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. HCC incurred interest expense with respect to the note amounting to $348,000, $439,000 and $383,000, respectively, during the years ended December 31, 1999, 1998 and 1997. Accrued interest of $24,000 and $34,000 with respect to the note is included in interest payable on the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively.

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

     Prior to December 31, 1996, when GBCC and its subsidiaries were members of the HCC consolidated group, it was anticipated that one of HCC's primary methods of realizing the carrying value of the PPI Funding Notes would be through the utilization of NOL's of GBCC. As a result of HCC's distribution of GBCC stock at December 31, 1996, GBCC's NOL's are no longer available for utilization in HCC's consolidated federal income tax returns. Accordingly, HCC provided a valuation allowance in the amount of $18,741,000 during 1996 which reduced the carrying amount of the PPI Funding Notes to their estimated realizable value of $35,597,000 at December 31, 1996. As a result of the 1997 forgiveness of debt discussed above, the carrying amount of the PPI Funding Notes was further reduced to an estimated realizable value of $12,322,000 which was reflected on the accompanying consolidated balance sheet at December 31, 1998.

     The remaining estimated net realizable balance of $12,322,000 was fully reserved in 1999 as the acquisition of PCC by HCC in October 1999 terminated the Aurora Casino management contract and Tunica Casino consulting agreement. These agreements provided a source of funds to GBCC which is now no longer available. In addition, ACSC, which is GBCC's only remaining operating subsidiary, experienced a loss from operations in 1999, further reducing cash flows available for repayment of the PPI Funding Notes.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     HCT incurred a monthly consulting fee of $100,000 pursuant to a consulting agreement with PCC prior to its termination on October 12, 1999. Such fees amounted to $939,000, $1,200,000 and $1,200,000, respectively, during 1999, 1998 and 1997.

     Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, provides computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided include hardware, software, and operator support and, for the most part, such services are billed by ACSC at its direct costs plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month through December 31, 1999. ACSC also provided services to HCA through HCA's management agreement with PML. The service agreements with PML and HCT terminated on October 13 and December 31, 1999, respectively. ACSC continues to provide services to HCT and HCA on an as needed basis at third party consulting rates while negotiations for new service agreements continue. ACSC's billings to HCC and its subsidiaries for products and services during the years ended December 31, 1999, 1998 and 1997 amounted to $1,285,000, $1,147,000 and $809,000, respectively. At December 31, 1999 and 1998, unpaid charges of $106,000 and $122,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets.

     HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Such allocated costs and fees amounted to $610,000, $974,000 and $1,843,000, respectively, during the years ended December 31, 1999, 1998 and 1997. Receivables from GBCC and its subsidiaries in the amount of $20,000 and $172,000 are included in due from affiliates on the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively.

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

     Shreveport Partnership -

     In accordance with the amended and restated partnership agreement, HCL loaned $1,000,000 to its joint venture partner which it used to make a $1,000,000 capital contribution to the Shreveport Partnership.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Principal on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino. The loan, net of a discount of $64,000 at December 31, 1999, is included in other noncurrent assets on the accompanying consolidated balance sheet. The joint venture partner was also given credit for an additional $1,000,000 capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5,000,000 obligation as discussed in Note 3(g). The credit was in recognition of guarantees provided by an affiliate of the joint venture partner which were necessary for the Shreveport Partnership to obtain approval of its development plans. The $2,000,000 equity interest of the joint venture partner is included in minority interest on the accompanying consolidated financial statements of HCC at December 31, 1999.

     For so long as it remains a joint venture partner, HCL's joint venture partner will receive, among other things, an amount equal to 1% of "complex net revenues" of the Shreveport Casino, as defined, which approximates net revenues. Such payment is in exchange for the assignment by the partner of its interest in the partnership to HCL.

     The Shreveport Partnership has also entered into an agreement with HCL's joint venture partner to provide certain marine services for so long as it remains a joint venture partner. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of the partner for its direct expenses incurred, the Shreveport Casino will pay a monthly fee of $30,000 effective with its opening. No payments have been made under the agreement as of December 31, 1999.

Other

     HCC has occasionally chartered aircraft from an entity owned by a member of the Pratt family. Charter fees, expenses and commissions amounted to $20,000 and $268,000, respectively, during the years ended December 31, 1998 and 1997.

(8)  State Gaming Regulations

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Illinois law requires that HCA maintain its Owners' License in order to operate. HCA's Owners' License was renewed by the Illinois Gaming Board in December 1999 for a period of one year to December 2000. Management intends to request renewal of HCA's Owners' License at the appropriate time in 2000 and anticipates that such renewal will be approved in December 2000. Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed until October 2001. Although not currently operating, HCL and the Shreveport Partnership are subject to regulatory control by the LGCB and must maintain all required licenses. The ownership license for the Shreveport Casino was renewed in October 1999 for a period of five years.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(9)  Litigation

  Planet Hollywood Litigation -

     In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against HCC and certain of its subsidiaries and affiliates seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. HCC, its subsidiaries and affiliates filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of HCC with respect to the damage claims brought by Planet Hollywood and granted HCC's motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood has filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals.

  Other Litigation -

     On October 8, 1998, HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, HCC's independent accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the discovery stage with a trial currently scheduled to begin in September 2000.

     Third parties could assert obligations against the Shreveport Partnership for liabilities that have arisen or that might arise against its predecessor or the partners of its predecessor with respect to any period prior to September 22, 1998, the date on which HCL and its partners acquired their interests in the Shreveport Partnership. Management believes that in the event such a claim arises, it would be adequately covered under either existing indemnification agreements with the former partners or insurance policies maintained by the partnership's predecessor or its partners.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

(10) Commitments and Contingencies

     Ground Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $4,138,000, $3,899,000 and $3,935,000, respectively, during the years ended December 31, 1999, 1998 and 1997 in connection with the ground lease.

     In May 1999, the Shreveport Partnership entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino will be built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opens. The Shreveport Partnership has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by the Shreveport Partnership under the lease or the failure to substantially complete construction within the time period established by the LGCB. The Shreveport Partnership may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease are $10,000 per month during the construction period increasing to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the annual base rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, the Shreveport Partnership will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. The Shreveport Casino made payments totaling $56,000 during the year ended December 31, 1999 in connection with the ground lease. Such payments have been capitalized as part of the construction costs of the Shreveport Casino.

     Shreveport Casino Lease Commitment -

     The Shreveport Partnership has entered into a lease commitment agreement with a third party lessor for up to $30,000,000 to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease commitment may be made monthly during the construction period in amounts of at least $5,000,000 and will accrue interest at the rate of LIBOR plus 4%. During the construction period, the Shreveport Partnership will only pay interest on outstanding borrowings as well as a fee of .5% per

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES annum on the undrawn portion of the commitment. Upon opening of the Shreveport Casino, the outstanding borrowings will become payable quarterly including interest over a three year period to fully amortize the loan. The lease will be treated as a capital lease for financial reporting purposes. Borrowings under the lease commitment will be collateralized by the furniture, fixtures and equipment purchased. The lease agreement will contain certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes (see Note 3).

(11) Third Party Notes Receivable

     During 1995, HCC loaned $10,000,000 to an unaffiliated gaming company in the form of two $5,000,000 notes. On February 27, 1998, both parties agreed to settle the outstanding obligations with the payment of $4,400,000 and the issuance of two new, short-term obligations totaling $1,600,000, which were paid in April 1998. The $4,000,000 difference between the $10,000,000 carrying amount of the notes receivable and the agreed upon settlement was reflected as a write down of the notes receivable during 1997 and is included in write down of assets on the accompanying consolidated statement of operations.

(12) Supplemental Cash Flow Information

     As a result of the acquisition of a joint venture partner's interest in the Shreveport Partnership during April 1999 (see Note 1), the joint venture became a consolidated subsidiary of HCC. The acquisition of the joint venture interest and consolidation of the joint venture resulted in the assumption of liabilities as follows:

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
                                                            ===========

     The issuance of a note to a former partner of the predecessor to the partnership developing the Shreveport Casino at a discounted face amount of $1,692,000 (see Note 3(g)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

     The additional $1,000,000 credit given to HCL's remaining joint venture partner as an additional contribution to the Shreveport Partnership (see Note 7) and the corresponding addition to construction in progress have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

     During the second quarter of 1997, HCC issued 100,000 shares of its common stock in exchange for a $10,000,000 loan commitment from unrelated third parties. The commitment fee was valued at $375,000, the fair market value of the stock on the date of its issuance, and was expensed during 1997.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     Also during the second quarter of 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 7). The purchase price included the assignment of certain receivables from GBCC and the issuance of a note to GBCC. In connection with the acquisition, certain liabilities were assumed as follows:

        Assignment of PPI Funding Notes       $(7,597,000)
        Assignment of interest receivable        (350,000)
        Note issued                            (3,800,000)
        Charge to paid-in capital (Note 1)     12,747,000
                                              -----------

        Net liabilities assumed               $ 1,000,000
                                              ===========

(13) Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents -  The carrying amount approximates fair value
     -------------------------
because of the short maturity of these instruments.

     Short-term investments - The carrying amount approximates fair value
     ----------------------
because of the short maturity of these investments.

     Restricted cash and cash restricted for construction project - The carrying
     ------------------------------------------------------------
amount approximates fair value because of the short maturity of these investments.

     Notes receivable - The fair value of notes receivable is calculated based
     ----------------
on the estimated realizable value.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The estimated carrying amounts and fair values of HCC's financial instruments are as follows:

                                           December 31, 1999            December 31, 1998
                                     --------------------------  -------------------------------
                                       Carrying                    Carrying
                                        Amount      Fair Value      Amount        Fair Value
                                     ------------  ------------  ------------  -----------------
Financial Assets
 Cash and cash equivalents           $115,351,000  $115,351,000  $ 42,118,000       $ 42,118,000
 Short-term investments                         -             -     3,905,000          3,905,000
 Cash restricted for construction
  project                             147,310,000   147,310,000             -                  -
 Notes receivable - affiliates          6,750,000     6,750,000     6,750,000          6,750,000
 PPI Funding Notes                              -             -    12,322,000         12,322,000

Financial Liabilities
 Interest payable                    $ 16,784,000  $ 16,784,000  $  4,872,000       $  4,872,000
 11.25% Senior Secured Notes          310,000,000   320,850,000             -                  -
 Floating rate Senior Secured
    Notes                              50,000,000    50,625,000             -                  -
 13% Shreveport First Mortgage
  Notes                               150,000,000   160,500,000             -                  -
 12 .75% Senior Secured Notes                   -             -   207,212,000        220,681,000
 Equipment loans                        2,488,000     2,514,000     1,291,000          1,335,000
 Bank debt                              1,952,000     1,936,000     1,900,000          1,900,000
 Bank credit facility                     278,000       278,000       462,000            462,000
 Note payable - affiliate               2,033,000     2,033,000     2,836,000          2,972,000
 Other debt                             1,759,000     1,748,000             -                  -

(14) Unrestricted Subsidiaries (Unaudited)

     Under the terms of the indenture to the Senior Secured Notes (see Note 3), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC during 1999 consisted of HCL and its subsidiaries; HWCC-Holdings, Inc.; HWCC-Golf Course Partners, Inc.; and PML. The following presentation

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES summarizes the financial position and results of operations of the Company reflecting its Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.

                                                      Condensed Balance Sheet
                                                         December 31, 1999
                                                      (amounts in thousands)

Current Assets:                                                            Current Liabilities:
Cash and cash items                                $ 93,020                Current maturities of long-
Accounts receivable, net of allowance                                      term debt and capital leases               $   4,138
  of $1,826                                           4,048                Accounts payable and accrued
Inventories                                           1,714                liabilities                                   28,429
Prepaid expenses and other current assets             3,754                Other current liabilities                      5,983
                                                                                                                      ---------
Due from affiliates                                   7,705                                                              38,550
                                                   --------                                                           ---------
                                                    110,241                Long-term debt                               363,600
                                                   --------                                                           ---------
Investment in and advances to                                              Capital lease obligations                     18,961
                                                                                                                      ---------
  Unrestricted Subsidiaries                          49,039                Other noncurrent liabilities                   5,631
                                                   --------                                                           ---------
Property and equipment, net of
  accumulated depreciation and                                             Shareholder's deficit:
  amortization of $92,956                           164,809                Common stock                                       2
                                                   --------
                                                                           Additional paid-in capital                   216,928
Other Assets:                                                              Accumulated deficit                         (291,087)
                                                                                                                      ---------
Deferred finance costs                               10,328
Other assets                                         18,168                                                             (74,157)
                                                   --------                                                           ---------
                                                     28,496
                                                   --------

                                                   $352,585                                                           $ 352,585
                                                   ========                                                           =========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                       Condensed Statement of Operations
                         Year Ended December 31, 1999
                            (amounts in thousands)


Net revenues                                           $307,377
                                                       --------
Expenses:
 Departmental expenses                                  221,969
 General and administrative                              18,153
 Management and consulting fees                           8,669
 Depreciation and amortization                           15,378
 Development                                                732
 Termination of management and consulting agreement      40,389
 Write down of assets                                    13,322
                                                       --------

    Total expenses                                      318,612
                                                       --------

Loss from operations                                    (11,235)
Non-operating expense, net                              (35,355)
                                                       --------
Loss before taxes, extraordinary and other items        (46,590)
Provision for taxes                                      (1,195)
                                                       --------
Loss before extraordinary and other items               (47,785)
Equity in losses of unrestricted subsidiaries            (3,533)
                                                       --------

Loss before extraordinary item                          (51,318)
Extraordinary item - loss from early
 extinguishment of debt                                 (30,353)
                                                       --------

Net loss                                               $(81,671)
                                                       ========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(15) Selected Quarterly Financial Data (Unaudited)

                                                                Quarter
                                        -------------------------------------------------------
                                           First         Second         Third         Fourth
                                        -----------   ------------   -----------   ------------
Year ended December 31, 1999:

Net revenues                            $69,773,000   $ 76,151,000   $82,948,000   $ 78,505,000
                                        ===========   ============   ===========   ============

Net income (loss)                       $   330,000   $(28,131,000)  $ 1,102,000   $(54,972,000)
                                        ===========   ============   ===========   ============
Basic net income (loss) per
  common share (1)                      $       .01   $      (1.13)  $       .05   $      (2.20)
                                        ===========   ============   ===========   ============
Diluted net income (loss) per common
  share (1)                             $       .01   $      (1.12)  $       .04   $      (2.20)
                                        ===========   ============   ===========   ============
Year ended December 31, 1998:

Net revenues                            $63,807,000   $ 66,353,000   $70,848,000   $ 67,752,000
                                        ===========   ============   ===========   ============

Net income (loss)                       $    69,000   $    145,000   $  (204,000)  $ (2,023,000)
                                        ===========   ============   ===========   ============
Basic and diluted net income
 (loss) per common share (1)            $       .00   $        .01   $       .01   $       (.08)
                                        ===========   ============   ===========   ============

--------------------
(1) Earnings per share is calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the interim periods.

INDEPENDENT AUDITORS' REPORT


To Hollywood Casino - Aurora, Inc.:

We have audited the accompanying balance sheets of Hollywood Casino - Aurora, Inc. (the Company and an Illinois corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino - Aurora, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Dallas, Texas
February 25, 2000

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                     ----------------------------
                                                         1999           1998
                                                     -------------  -------------
Current Assets:
 Cash and cash equivalents                           $ 22,148,000   $  9,718,000
 Accounts receivable, net of allowances
  of $836,000 and $655,000, respectively                1,036,000      1,128,000
 Inventories                                              845,000        606,000
 Deferred income taxes                                  1,809,000      1,540,000
 Due from affiliates                                    1,956,000        428,000
 Prepaid expenses and other current assets                714,000      1,010,000
                                                     ------------   ------------

  Total current assets                                 28,508,000     14,430,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,167,000      3,167,000
 Buildings and improvements                            46,205,000     46,205,000
 Riverboats                                            37,843,000     37,642,000
 Operating equipment                                   39,898,000     37,192,000
 Construction in progress                               1,625,000        615,000
                                                     ------------   ------------

                                                      128,738,000    124,821,000
 Less - accumulated depreciation and amortization     (47,717,000)   (41,114,000)
                                                     ------------   ------------

  Net property and equipment                           81,021,000     83,707,000
                                                     ------------   ------------

Other Assets                                            2,230,000      2,173,000
                                                     ------------   ------------

                                                     $111,759,000   $100,310,000
                                                     ============   ============

             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                   December 31,
                                            ---------------------------
                                                1999           1998
                                            -------------  ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  1,794,000   $  6,517,000
 Accounts payable                              1,857,000      2,199,000
 Accrued liabilities -
  Salaries and wages                           2,758,000      2,300,000
  Interest                                     1,769,000      1,058,000
  Gaming and other taxes                       1,129,000        981,000
  Insurance                                    1,051,000        965,000
  Other                                        2,115,000      1,374,000
 Due to affiliates                               218,000      2,109,000
 Other current liabilities                     1,479,000        993,000
                                            ------------   ------------

  Total current liabilities                   14,170,000     18,496,000
                                            ------------   ------------

Long-Term Debt                                67,152,000     27,783,000
                                            ------------   ------------

Capital Lease Obligations                     18,961,000     19,948,000
                                            ------------   ------------

Deferred Income Taxes                          5,429,000      5,363,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000         15,000
 Additional paid-in capital                   25,541,000     25,541,000
 (Accumulated deficit) retained earnings     (19,509,000)     3,164,000
                                            ------------   ------------

  Total shareholder's equity                   6,047,000     28,720,000
                                            ------------   ------------

                                            $111,759,000   $100,310,000
                                            ============   ============

             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                       -------------------------------------------
                                           1999           1998           1997
                                       -------------  -------------  -------------
Revenues:
 Casino                                $190,608,000   $156,404,000   $153,965,000
 Food and beverage                       14,560,000     13,771,000     14,213,000
 Other                                    3,272,000      2,816,000      1,919,000
                                       ------------   ------------   ------------

                                        208,440,000    172,991,000    170,097,000
 Less - promotional allowances          (11,190,000)   (10,044,000)    (9,790,000)
                                       ------------   ------------   ------------

 Net revenues                           197,250,000    162,947,000    160,307,000
                                       ------------   ------------   ------------
Expenses:
 Casino                                 131,143,000    112,272,000    102,127,000
 Food and beverage                        4,829,000      4,855,000      4,885,000
 Other                                    1,114,000      1,332,000      1,641,000
 General and administrative              12,758,000     14,136,000     14,673,000
 Termination of management contract      37,000,000              -              -
 Depreciation and amortization            7,050,000      7,350,000      7,491,000
                                       ------------   ------------   ------------

  Total expenses                        193,894,000    139,945,000    130,817,000
                                       ------------   ------------   ------------

Income from operations                    3,356,000     23,002,000     29,490,000
                                       ------------   ------------   ------------
Non-operating income (expense):
 Interest income                            533,000        112,000        156,000
 Interest expense                        (6,145,000)    (6,046,000)    (6,847,000)
 (Loss) gain on disposal of assets         (510,000)         4,000        134,000
                                       ------------   ------------   ------------

  Total non-operating expense, net       (6,122,000)    (5,930,000)    (6,557,000)
                                       ------------   ------------   ------------

(Loss) income before income taxes        (2,766,000)    17,072,000     22,933,000

Income tax provision                       (367,000)    (6,559,000)    (8,419,000)
                                       ------------   ------------   ------------

Net (loss) income                      $ (3,133,000)  $ 10,513,000   $ 14,514,000
                                       ============   ============   ============

             The accompanying notes to financial statements are an
                       integral part of these statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  For the Three Years Ended December 31, 1999

                                                                      Retained
                                    Common Stock      Additional      Earnings
                              ----------------------    Paid-in     (Accumulated
                                 Shares      Amount     Capital       Deficit)
                              ------------  --------  ------------  ------------
BALANCE, January 1, 1997         1,501,000   $15,000   $24,541,000  $  3,477,000

 Net income                              -         -             -    14,514,000
 Dividends                               -         -             -   (13,599,000)
                              ------------  --------  ------------  ------------

BALANCE, December 31, 1997       1,501,000    15,000    24,541,000     4,392,000

  Capital contributions                  -         -     1,000,000             -
  Net income                             -         -             -    10,513,000
  Dividends                              -         -             -   (11,741,000)
                              ------------  --------  ------------  ------------

BALANCE, December 31, 1998       1,501,000    15,000    25,541,000     3,164,000

 Net loss                                -         -             -    (3,133,000)
 Dividends                               -         -             -   (19,540,000)
                              ------------  --------  ------------  ------------

BALANCE, December 31, 1999       1,501,000   $15,000   $25,541,000  $(19,509,000)
                              ============  ========  ============  ============

             The accompanying notes to financial statements are an
                        integral part of this statement.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                               1999           1998           1997
                                                           -------------  -------------  -------------
OPERATING ACTIVITIES:
 Net (loss) income                                         $ (3,133,000)  $ 10,513,000   $ 14,514,000
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization                               7,050,000      7,350,000      7,491,000
  Provision for doubtful accounts                               300,000        273,000        200,000
  Loss (gain) on disposal of assets                             510,000         (4,000)      (134,000)
  Deferred income tax (benefit) provision                      (203,000)     1,018,000      2,183,000
  (Increase) decrease in accounts receivable                   (208,000)       202,000         92,000
  Increase in accounts payable and accrued liabilities        2,020,000        261,000        151,000
  Net change in intercompany balances                        (3,419,000)        54,000        395,000
  Net change in other current assets and liabilities            543,000       (106,000)        85,000
  Net change in other noncurrent assets and liabilities         (57,000)       (33,000)      (120,000)
                                                           ------------   ------------   ------------

 Net cash provided by operating activities                    3,403,000     19,528,000     24,857,000
                                                           ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (5,109,000)    (5,986,000)    (2,413,000)
 Proceeds from sale of assets                                    17,000         47,000        173,000
                                                           ------------   ------------   ------------

 Net cash used in investing activities                       (5,092,000)    (5,939,000)    (2,240,000)
                                                           ------------   ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                    66,757,000      2,000,000              -
 Capital contributions                                                -      1,000,000              -
 Repayments of long-term debt                               (32,205,000)    (5,863,000)    (5,681,000)
 Payments on capital lease obligations                         (893,000)      (861,000)      (777,000)
 Dividends                                                  (19,540,000)   (11,741,000)   (13,599,000)
                                                           ------------   ------------   ------------

 Net cash provided by (used in) financing activities         14,119,000    (15,465,000)   (20,057,000)
                                                           ------------   ------------   ------------

 Net increase (decrease) in cash and cash equivalents        12,430,000     (1,876,000)     2,560,000

 Cash and cash equivalents at beginning of year               9,718,000     11,594,000      9,034,000
                                                           ------------   ------------   ------------

 Cash and cash equivalents at end of year                  $ 22,148,000   $  9,718,000   $ 11,594,000
                                                           ============   ============   ============

             The accompanying notes to financial statements are an
                       integral part of these statements.

(1)  Organization and Business

     Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois
(the "Aurora Casino").   In May 1992, HCC, which was then wholly owned by
members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. Prior to December 31, 1996, HCC also owned approximately 80% of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation. Prior to April 1, 1997, subsidiaries of GBCC held the management services contract for the Aurora Casino (see Note 6). A GBCC subsidiary continued to hold a limited partnership interest in the entity which held such management contract prior to the acquisition of such interest by HCC in October 1999.

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

     On June 17, 1993, the Illinois Gaming Board (the "IGB") issued HCA a temporary operating permit and the Aurora Casino commenced operations. The IGB issued HCA an Owner's License on July 20, 1993 pursuant to the Illinois Riverboat Gambling Act. HCA's current Owner's License was renewed in December 1999 for a period of one year to December 2000. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee's gaming revenues. HCA expenses such gaming taxes based on its anticipated annual effective tax rate.

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

     The estimated value of food and beverage, admissions and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying statements of operations. Costs of complimentaries allocated from the food and beverage and other operating departments to the casino department during the years ended December 31, 1999, 1998 and 1997 are as follows:

                                               1999        1998        1997
                                           -----------  ----------  ----------

Food and beverage                          $ 9,903,000  $8,721,000  $9,057,000
Other                                          956,000   1,131,000     921,000
                                           -----------  ----------  ----------

                                           $10,859,000  $9,852,000  $9,978,000
                                           ===========  ==========  ==========

 Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

 Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $300,000, $273,000 and $200,000, respectively, were made during the years ended December 31, 1999, 1998 and 1997.

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

 Income taxes -

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid $1,182,000, $4,691,000 and $5,394,000 to HCC in connection with its current federal tax provisions for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, HCA paid state income taxes of $878,000, $781,000 and $682,000, respectively.

 Recent Accounting Pronouncement -

   In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. HCA does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)



(3)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:

                                          December 31,   December 31,
                                              1999           1998
                                          -------------  -------------

 11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                         $66,007,000    $         -
 12.75% Promissory note to HCC (b)                   -     31,507,000
 Promissory notes to bank (c)                1,952,000      1,900,000
                                           -----------    -----------

 Total indebtedness                         67,959,000     33,407,000
 Less - current maturities                    (807,000)    (5,624,000)
                                           -----------    -----------

 Total long-term debt                      $67,152,000    $27,783,000
                                           ===========    ===========

--------------------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note replaced the previous intercompany note with HCC described in (b) below. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract (see Note 6).
    HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable semiannually on October 15 and April 15 of each year. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007.
    HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien limited to the outstanding principal amount on the intercompany note to HCC on substantially all of the assets of HCA and by a pledge of the capital stock of HCA.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


     As of December 31, 1999, future maturities of long-term debt are as follows:

                2000                             $   807,000
                2001                                 747,000
                2002                                 156,000
                2003                                 168,000
                2004                                  74,000
              Thereafter                          66,007,000
                                                 -----------

                                                 $67,959,000
                                                 ===========

     Interest paid for the years ended December 31, 1999, 1998 and 1997 amounted to $5,434,000, $6,180,000 and $6,970,000, respectively.

(4)  Leases

     Capital Leases -

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

     The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both December 31, 1999 and 1998 in the amount of $27,358,000. Assets under capital leases with an original cost of $2,446,000 are included in operating equipment on the accompanying balance sheets at both December 31, 1999 and 1998. Amortization expense with respect to these assets amounted to $983,000, $983,000 and $1,097,000, respectively, during each of the years ended December 31, 1999, 1998 and 1997. Accumulated amortization at December 31, 1999 and 1998 with respect to these assets amounted to $6,974,000 and $5,991,000, respectively.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


     Future minimum lease payments under capital lease obligations as of December 31, 1999 are as follows:

     2000                                              $  2,483,000
     2001                                                 2,532,000
     2002                                                 2,643,000
     2003                                                 2,660,000
     2004                                                 2,677,000
     Thereafter                                          18,739,000
                                                       ------------

     Total minimum lease payments                        31,734,000
     Less - amount representing interest                (11,786,000)
                                                       ------------

     Present value of future minimum lease payments      19,948,000
     Current capital lease obligation                      (987,000)
                                                       ------------

     Long-term capital lease obligation                $ 18,961,000
                                                       ============
     Operating Leases -

     HCA also leases property and operating equipment under various lease agreements accounted for as operating leases. Although most of the lease agreements are either cancellable or have initial terms of one year or less, certain other lease agreements expire at various dates through the year 2008 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include contingent rental payments based on levels of use; such contingent rentals have not been significant. Total rental expense amounted to $983,000, $669,000 and $557,000, respectively, during the years ended December 31, 1999, 1998 and 1997.

     Future minimum lease payments as of December 31, 1999 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

     2000                                              $   124,000
     2001                                                  114,000
     2002                                                  107,000
     2003                                                   78,000
     2004                                                   75,000
     Thereafter                                            287,000
                                                       -----------

                                                       $   785,000
                                                       ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


(5)  Income Taxes

     HCA's provision for income taxes consists of the following:

                                                            Year Ended December 31,
                                                     ---------------------------------------
                                                        1999          1998          1997
                                                     -----------   -----------   -----------
     Current benefit (provision):
      Federal                                        $   659,000   $(4,856,000)  $(5,859,000)
      State                                           (1,229,000)     (685,000)     (377,000)
     Deferred benefit (provision):
      Federal                                            158,000      (915,000)   (1,978,000)
      State                                               45,000      (103,000)     (205,000)
                                                     -----------   -----------   -----------

                                                     $  (367,000)  $(6,559,000)  $(8,419,000)
                                                     ===========   ===========   ===========

     A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rates for the years ended December 31, 1999, 1998 and 1997 follows:

                                                            Year Ended December 31,
                                                     ---------------------------------------
                                                        1999          1998          1997
                                                     -----------   -----------   -----------
     Calculated income tax benefit (provision)
      at statutory rate                              $ 940,000     $(5,975,000)  $(8,027,000)
     State income taxes, net of federal benefit       (781,000)       (512,000)     (378,000)
     Political contributions and lobbying costs        (53,000)        (43,000)      (67,000)
     Adjustments to prior years                       (430,000)              -             -
     Other                                             (43,000)        (29,000)       53,000
                                                     ---------     -----------   -----------
     Tax provision as shown on statements
      of operations                                  $(367,000)    $(6,559,000)  $(8,419,000)
                                                     =========     ===========   ===========

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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


    The components of HCA's net deferred tax liability are as follows:

                                                December 31,
                                         --------------------------
                                             1999          1998
                                         ------------  ------------
    Deferred tax assets:
      Allowance for doubtful accounts    $   306,000   $   246,000
      Other liabilities and reserves       1,576,000     1,420,000
      Other                                   77,000             -
                                         -----------   -----------

        Total deferred tax assets          1,959,000     1,666,000
                                         -----------   -----------

    Deferred tax liabilities:
      Depreciation and amortization       (5,579,000)   (5,489,000)
                                         -----------   -----------

    Net deferred tax liability           $(3,620,000)  $(3,823,000)
                                         ===========   ===========

    Receivables and payables to HCC in connection with the aforementioned tax allocation agreements at December 31, 1999 and 1998 are as follows:

                                                December 31,
                                         --------------------------
                                             1999          1998
                                         ------------  ------------
    Deferred tax assets                  $ 1,617,000   $ 1,373,000
    Due from affiliates                    1,942,000       347,000
    Deferred tax liabilities              (4,854,000)   (4,793,000)

    The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 as they pertain to HCA. The additional expected current tax liability under the tax allocation agreements resulting from such examination ($997,000) has been applied against the current federal tax benefit for the year ended December 31, 1999. The net deferred tax liability has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCA.

(6) Transactions with Related Parties

    Pursuant to a management services agreement which was terminated in October 1999 (see below), HCA paid base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership. The base management fee was equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period. The incentive fee was equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


depreciation, interest, amortization and income taxes). HCA incurred such fees totaling $7,730,000, $8,872,000 and $9,609,000, respectively, during the years ended December 31, 1999, 1998 and 1997. Management and incentive fees payable at December 31, 1998 amounting to $2,067,000 are included in due to affiliates on the accompanying balance sheet.

     During October 1999, HCC acquired the GBCC subsidiary which held the limited partnership in PML following the confirmation of the GBCC subsidiary's plan of reorganization under Chapter 11 of the United States Bankruptcy Code. When acquired by HCC, the subsidiary's assets consisted of its limited partnership interest in PML and a consulting agreement with another casino facility owned by HCC and its liabilities consisted of an obligation to pay $40,329,000 in satisfaction of the subsidiary's guarantee of an affiliate's debt issue. HCA borrowed an additional $37,000,000 under its intercompany note with HCC (see Note 3) to acquire and terminate the management contract. Accordingly, effective October 13, 1999, HCA will no longer pay a management fee. The $37,000,000 payment by HCA, which was used by HCC to partially repay the GBCC subsidiary's $40,329,000 obligation, was recorded by HCA as the cost of terminating the management contract and is reflected as an expense during the fourth quarter of 1999 on the accompanying statement of operations.

     HCA incurred interest with respect to its promissory note payable to HCC (see Note 3) amounting to $4,424,000, $4,361,000 and $4,906,000, respectively, for the years ended December 31, 1999, 1998 and 1997. Interest payable to HCC on such note amounted to $1,568,000 and $848,000, respectively, at December 31, 1999 and 1998 and is included in accrued interest payable on the accompanying balance sheets.

     HCA has acquired computer software and hardware from GBCC and has been allocated certain other expenses from HCC and GBCC. In addition, HCA is reimbursed by HCC and GBCC for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA during the years ended December 31, 1999, 1998 and 1997 totaling $389,000, $280,000 and $246,000, respectively. At December 31, 1999 and 1998, HCA had net payables of $57,000 and net receivables of $30,000, respectively, in connection with such charges.

(7)  Illinois Regulatory Matters

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board (the "IGB"). Illinois law requires that HCA maintain its Owners' License in order to operate. HCA's Owner's License was renewed by the IGB in December 1999 for a period of one year. Management intends to request renewal of HCA's Owner's License at the appropriate time in 2000 and anticipates that such renewal will be approved by the IGB in December 2000. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended, or revoked. In addition, the licensees and other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the operations of HCA.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


(8)  Commitments and Contingencies

 Planet Hollywood Litigation -

     In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against HCC and certain of its subsidiaries and affiliates seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. HCC, its subsidiaries and affiliates filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of HCC with respect to the damage claims brought by Planet Hollywood and granted HCC's motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood has filed a notice of appeal of the judgment with the Seventh Circuit District Court of Appeals.

 Other Litigation -

     HCA is a party in various legal proceedings with respect to the conduct of casino operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCA.

(9) Employee Retirement Savings Plan

     HCA participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCA matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 1999, 1998 and 1997, HCA made company contributions to the plan totaling $397,000, $473,000 and $289,000, respectively.

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

     The estimated carrying amounts and fair values of HCA's financial instruments are as follows:

                                      December 31, 1999        December 31, 1998
                                  ------------------------  -----------------------
                                   Carrying                  Carrying
                                    Amount     Fair Value     Amount     Fair Value
                                  -----------  -----------  -----------  ----------
    Financial Assets:
      Cash and cash
        equivalents               $22,148,000  $22,148,000  $ 9,718,000  $ 9,718,000

    Financial Liabilities:
      Interest payable            $ 1,769,000  $ 1,769,000  $ 1,058,000  $ 1,058,000
      11.25% promissory note       66,007,000   68,111,000            -            -
      12.75% promissory note                -            -   31,507,000   33,555,000
      Promissory notes to bank      1,952,000    1,936,000    1,900,000    1,900,000

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


(11) Selected Quarterly Financial Data (Unaudited)

                                                      Quarter
                                ----------------------------------------------------
                                   First       Second        Third        Fourth
                                -----------  -----------  -----------  -------------
Year Ended December 31, 1999
 Net revenues                   $43,393,000  $47,864,000  $53,444,000  $ 52,549,000
                                ===========  ===========  ===========  ============

 Net income (loss)              $ 2,956,000  $ 5,190,000  $ 5,761,000  $(17,040,000)
                                ===========  ===========  ===========  ============
Year Ended December 31, 1998
 Net revenues                   $38,720,000  $40,093,000  $41,712,000  $ 42,422,000
                                ===========  ===========  ===========  ============

 Net income                     $ 2,458,000  $ 3,061,000  $ 2,782,000  $  2,212,000
                                ===========  ===========  ===========  ============

INDEPENDENT AUDITORS' REPORT


To HWCC - Tunica, Inc.:

We have audited the accompanying consolidated balance sheets of HWCC - Tunica, Inc. (the Company and a Texas Corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HWCC - Tunica, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Dallas, Texas
February 25, 2000

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                      ----------------------------
                                                          1999           1998
                                                      -------------  -------------
Current Assets:
 Cash and cash equivalents                            $ 10,339,000   $ 16,325,000
 Short-term investments                                          -      3,905,000
 Accounts receivable, net of allowances of
  $990,000 and $813,000, respectively                    2,725,000      1,018,000
 Inventories                                               869,000        779,000
 Deferred income taxes                                   1,346,000      1,451,000
 Prepaid expenses and other current assets               1,187,000        770,000
 Due from affiliates                                       503,000        149,000
                                                      ------------   ------------

  Total current assets                                  16,969,000     24,397,000
                                                      ------------   ------------

Property and Equipment:
 Land and improvements                                   4,781,000      4,645,000
 Buildings                                              76,011,000     73,948,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    44,731,000     39,169,000
 Construction in progress                                  134,000      2,612,000
                                                      ------------   ------------

                                                       128,181,000    122,898,000
  Less - accumulated depreciation and amortization     (44,575,000)   (38,910,000)
                                                      ------------   ------------

 Net property and equipment                             83,606,000     83,988,000
                                                      ------------   ------------

Other Assets:
 Land rights                                             7,047,000      7,250,000
 Other assets                                            4,776,000      4,826,000
                                                      ------------   ------------

  Total other assets                                    11,823,000     12,076,000
                                                      ------------   ------------

                                                      $112,398,000   $120,461,000
                                                      ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                   December 31,
                                           ----------------------------
                                               1999           1998
                                           -------------  -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations            $  1,491,000   $    775,000
 Accounts payable                             1,081,000      1,638,000
 Accrued liabilities -
  Salaries and wages                          1,569,000      1,685,000
  Interest                                      437,000        476,000
  Gaming and other taxes                      1,340,000        453,000
  Insurance                                   1,839,000      1,975,000
  Other                                       2,214,000      1,866,000
 Other current liabilities                    1,168,000      1,283,000
                                           ------------   ------------

 Total current liabilities                   11,139,000     10,151,000
                                           ------------   ------------

Long-Term Debt                               88,649,000     85,023,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                 -              -
 Additional paid-in capital                  22,637,000     34,637,000
 Accumulated deficit                        (10,027,000)    (9,350,000)
                                           ------------   ------------

  Total shareholder's equity                 12,610,000     25,287,000
                                           ------------   ------------

                                           $112,398,000   $120,461,000
                                           ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,
                                        -------------------------------------------
                                            1999           1998           1997
                                        -------------  -------------  -------------
Revenues:
 Casino                                 $102,312,000   $ 96,459,000   $ 97,506,000
 Rooms                                    10,457,000      9,386,000      9,651,000
 Food and beverage                        15,274,000     15,039,000     14,320,000
 Other                                     1,542,000      1,373,000      1,164,000
                                        ------------   ------------   ------------

                                         129,585,000    122,257,000    122,641,000
 Less - promotional allowances           (19,463,000)   (16,484,000)   (15,378,000)
                                        ------------   ------------   ------------

   Net revenues                          110,122,000    105,773,000    107,263,000
                                        ------------   ------------   ------------

Expenses:
 Casino                                   78,880,000     72,317,000     69,496,000
 Rooms                                     1,161,000      1,752,000      1,835,000
 Food and beverage                         3,704,000      3,923,000      4,325,000
 Other                                     1,137,000      1,336,000      1,402,000
 General and administrative                5,679,000      5,813,000      5,769,000
 Termination of consulting agreement       3,329,000              -              -
 Depreciation and amortization             7,066,000      8,123,000      9,916,000
                                        ------------   ------------   ------------

   Total expenses                        100,956,000     93,264,000     92,743,000
                                        ------------   ------------   ------------

Income from operations                     9,166,000     12,509,000     14,520,000
                                        ------------   ------------   ------------

Non-operating income (expenses):
 Interest income                             340,000        587,000        281,000
 Interest expense                        (10,308,000)   (10,937,000)   (10,980,000)
 Equity in losses of unconsolidated
   affiliate                                (141,000)             -              -
 (Loss) gain on disposal of assets           (57,000)       (65,000)         6,000
                                        ------------   ------------   ------------

   Total non-operating expenses, net     (10,166,000)   (10,415,000)   (10,693,000)
                                        ------------   ------------   ------------

(Loss) income before income taxes         (1,000,000)     2,094,000      3,827,000
Income tax benefit (provision)               323,000       (689,000)       845,000
                                        ------------   ------------   ------------

Net (loss) income                       $   (677,000)  $  1,405,000   $  4,672,000
                                        ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  For the Three Years Ended December 31, 1999

                                           Common Stock          Additional
                                        ------------------        Paid-in        Accumulated
                                        Shares      Amount        Capital          Deficit
                                        ------      ------      ------------     ------------
BALANCE, January 1, 1997                 1,000      $    -      $ 34,637,000     $(15,427,000)

 Net income                                  -           -                 -        4,672,000
                                        ------      ------      ------------     ------------

BALANCE, December 31, 1997               1,000           -        34,637,000      (10,755,000)

 Net income                                  -           -                 -        1,405,000
                                        ------      ------      ------------     ------------

BALANCE, December 31, 1998               1,000           -        34,637,000       (9,350,000)

 Net loss                                    -           -                 -         (677,000)
 Dividends                                   -           -       (12,000,000)               -
                                        ------      ------       ------------     ------------

BALANCE, December 31, 1999               1,000      $    -       $ 22,637,000     $(10,027,000)
                                        ======      ======       ============     ============

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                           -----------------------------------------
                                                               1999           1998          1997
                                                           -------------  ------------  ------------
OPERATING ACTIVITIES:
 Net (loss) income                                         $   (677,000)  $ 1,405,000   $ 4,672,000
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation and amortization                              7,066,000     8,123,000     9,916,000
   Loss (gain) on disposal of assets                             57,000        65,000        (6,000)
   Provision for doubtful accounts                              504,000       483,000       498,000
   Equity in losses of unconsolidated affiliate                 141,000             -             -
   Deferred income tax (benefit) provision                     (133,000)      115,000    (1,071,000)
   Increase in accounts receivable                           (2,565,000)     (140,000)     (645,000)
   Increase (decrease) in accounts payable and accrued
     expenses                                                   387,000       256,000    (2,097,000)
   Net change in other current assets and
     liabilities                                               (622,000)      199,000       232,000
   Net change in other noncurrent assets
     and liabilities                                             14,000      (223,000)      488,000
                                                           ------------   -----------   -----------

     Net cash provided by operating
       activities                                             4,172,000    10,283,000    11,987,000
                                                           ------------   -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (6,415,000)   (5,924,000)   (2,635,000)
 Short-term investments                                       3,905,000       (29,000)   (3,876,000)
 Investment in unconsolidated affiliate                         (45,000)      (53,000)   (2,000,000)
 Proceeds from sale of assets                                    55,000        82,000        16,000
                                                           ------------   -----------   -----------

   Net cash used in investing activities                     (2,500,000)   (5,924,000)   (8,495,000)
                                                           ------------   -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                    89,680,000       687,000       601,000
 Repayments of long-term debt                               (85,338,000)     (572,000)     (364,000)
 Dividends                                                  (12,000,000)            -             -
 Payments on capital lease obligations                                -             -    (1,199,000)
                                                           ------------   -----------   -----------

   Net cash (used in) provided by
     financing activities                                    (7,658,000)      115,000      (962,000)
                                                           ------------   -----------   -----------

   Net (decrease) increase in cash and cash equivalents      (5,986,000)    4,474,000     2,530,000
     Cash and cash equivalents at
       beginning of year                                     16,325,000    11,851,000     9,321,000
                                                           ------------   -----------   -----------

     Cash and cash equivalents at
       end of year                                         $ 10,339,000   $16,325,000   $11,851,000
                                                           ============   ===========   ===========

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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at December 31, 1999 and 1998.

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

 Casino revenues, promotional allowances and departmental expenses -

     The Tunica Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities on the accompanying consolidated balance sheets. The estimated value of rooms, food and beverage and other items which are provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                1999         1998         1997
                             -----------  -----------  -----------

        Rooms                $ 2,742,000  $ 1,940,000  $ 1,870,000
        Food and beverage     12,710,000   12,166,000   10,837,000
        Other                    438,000      300,000      140,000
                             -----------  -----------  -----------

                             $15,890,000  $14,406,000  $12,847,000
                             ===========  ===========  ===========

 Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $504,000, $483,000 and $498,000, respectively, were made during the years ended December 31, 1999, 1998 and 1997.

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

 Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Hotel, dockside facilities and improvements            25-40 years
     Barges                                                 25-40 years
     Operating equipment                                    3 - 7 years

 Land rights -

     Land rights are being amortized on a straight-line basis over the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 8); such amortization

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,398,000 and $1,195,000, respectively, at December 31, 1999 and 1998.

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

 Income taxes -

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT made payments to HCC in lieu of federal income taxes amounting to $288,000, $307,000 and $494,000 during the years ended December 31, 1999, 1998 and 1997, respectively. HCT paid no state income taxes during 1999, 1998 or 1997.

 Recent Accounting Pronouncement  -

     In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. HCT does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                      December 31,  December 31,
                                                         1999          1998
                                                      -----------   -----------

 11.25% Promissory note to HCC due May 1, 2007(a)     $87,045,000   $         -
 Note payable to HCC (a)                                  329,000             -
 12.75% Promissory notes to HCC (b)                             -    84,045,000
 Equipment loans (c)                                    2,488,000     1,291,000
 Bank credit facility (d)                                 278,000       462,000
                                                      -----------   -----------

   Total indebtedness                                  90,140,000    85,798,000
  Less - current maturities                            (1,491,000)     (775,000)
                                                      -----------   -----------

   Total long-term debt                               $88,649,000   $85,023,000
                                                      ===========   ===========

--------------------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note replaced the previous intercompany notes with HCC (see (b) below). HCT may borrow up to $87,045,000 under the intercompany note agreement. During October 1999, HCT borrowed the additional $3,000,000 available under the intercompany note with HCC as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement (see Note 6). Interest on advances is payable semiannually on April 15 and October 15 of each year. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things,
     (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (2) above was increased to $66,007,000 in October 1999; such lien may be further increased as a result of additional borrowings up to a maximum of $108,000,000.

     The indenture for HCC's Senior Secured Notes contains various provisions limiting the ability of HCC, HCT and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock; create liens; create

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT or any future guarantor; or enter into certain transactions with affiliates. Dividend payments by HCT to HCC are not restricted under the terms of the indenture.

(b) The intercompany note accrued interest at the rate of 12.75% per annum payable semiannually on October 15 and April 15 of each year. The note was refinanced on May 19, 1999 (see (a) above).

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 1999 and 2002. One such loan with a balance of $51,000 at December 31, 1999 and which matures in 2000 does not accrue interest.

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

     Scheduled payments of long-term debt as of December 31, 1999 are set forth below:

               2000                      $ 1,491,000
               2001                        1,033,000
               2002                          242,000
               2003                                -
               2004                                -
               Thereafter                 87,374,000
                                         -----------

                 Total                   $90,140,000
                                         ===========

     Interest paid amounted to $10,347,000, $10,937,000 and $12,766,000, respectively, during the years ended December 31, 1999, 1998 and 1997.

(4)  Leases

     Capital Leases -

     HCT leased certain gaming and other equipment under capital lease agreements which provided for interest at rates ranging up to 13.25% per annum and which expired during 1997. Assets under capital leases with an original cost of $4,567,000 and $4,814,000, respectively, are included in operating equipment on the accompanying consolidated balance sheets at December 31, 1999 and 1998. There was no amortization expense with respect to such assets for the year ended December 31, 1999; amortization expense for the years ended December 31, 1998 and 1997 was $298,000 and $945,000, respectively. Accumulated amortization at December 31, 1999 and 1998 with respect to these assets amounted to $4,567,000 and $4,814,000, respectively. No future payment obligations exist with respect to such capital leases.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Operating Leases -

     HCT also leases property and operating equipment under various lease agreements accounted for as operating leases. Except for the ground lease (see
Note 8), the lease agreements are either cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on levels of use; such contingent rentals have not been significant. Total rental expense amounted to $905,000, $326,000 and $465,000, respectively, during the years ended December 31, 1999, 1998 and 1997.

(5)  Income Taxes

     HCT's benefit (provision) for income taxes consists of the following:

                                                 Year Ended December 31,
                                           -----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  -----------

Federal income tax benefit (provision):
 Current                                   $ 190,000   $(574,000)  $ (226,000)
 Deferred                                     54,000    (185,000)    (812,000)
Change in valuation allowance                 79,000      70,000    1,883,000
                                           ---------   ---------   ----------

                                           $ 323,000   $(689,000)  $  845,000
                                           =========   ==========  ==========


     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     A reconciliation between the calculated tax benefit (provision) on (loss) income based on the statutory rates in effect and the effective tax rates for the years ended December 31, 1999, 1998 and 1997 follows:

                                                 Year Ended December 31,
                                           -----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  -----------

Calculated income tax benefit (provision)  $  340,000  $ (712,000) $(1,301,000)
Valuation allowance change                     79,000      70,000    1,883,000
Adjustments to prior years                    (32,000)          -            -
Disallowance of meals and entertainment       (38,000)    (32,000)     (43,000)
Other                                         (26,000)    (15,000)     306,000
                                           ----------  ----------  -----------

Tax benefit (provision) as shown on
 statement of operations                   $  323,000  $ (689,000) $   845,000
                                           ==========  ==========  ===========

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

     At December 31, 1999, HCT has net operating loss carryforwards ("NOL's") totaling approximately $8,400,000, which do not begin to expire until the year
2010.   Additionally, HCT has alternative minimum and other tax credits available totaling $610,000 and $251,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 1999 before non-recurring items and during 1998, and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,125,000 and $1,992,000, respectively, at December 31, 1999 and 1998.

     The components of HCT's net deferred tax asset are as follows:

                                                             December 31,
                                                      --------------------------
                                                          1999          1998
                                                      ------------  ------------
     Deferred tax assets:
       Net operating loss carryforwards               $ 2,868,000   $ 5,221,000
       Alternative minimum tax credit carryforward        610,000       800,000
       Allowance for doubtful accounts                    337,000       277,000
       Other liabilities and accruals                   1,419,000     1,286,000
                                                      -----------   -----------

         Total deferred tax assets                      5,234,000     7,584,000

     Deferred tax liabilities:
       Depreciation and amortization                     (688,000)   (3,092,000)
                                                      -----------   -----------

     Net deferred tax asset                             4,546,000     4,492,000
     Valuation allowance                               (2,421,000)   (2,500,000)
                                                      -----------   -----------

                                                      $ 2,125,000   $ 1,992,000
                                                      ===========   ===========

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Receivables from HCC in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:

                                               December 31,
                                        --------------------------
                                           1999            1998
                                        ----------      ----------

       Due from affiliates              $  478,000      $        -
       Deferred income taxes             1,346,000       1,451,000
       Other noncurrent assets             779,000         541,000

     The Internal Revenue Service is examining the consolidated federal income tax returns of HCC for the years 1993 through 1996. The results of such examination for 1993 and 1994 with respect to HCT have been finalized resulting in HCT's net operating loss carryforwards being significantly reduced. However, the audit findings did not result in additional alternative minimum tax or regular tax liability under HCT's existing tax allocation agreement with HCC. The components of HCT's net deferred tax asset have also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996.

(6)  Transactions with Related Parties

     Pursuant to a consulting agreement which was terminated during October 1999 (see below), HCT incurred a monthly consulting fee of $100,000. The consulting agreement was with Pratt Casino Corporation ("PCC"), an affiliated company.
Such fees amounted to $939,000, $1,200,000 and $1,200,000, respectively, during each of the years ended December 31, 1999, 1998 and 1997.

     During October 1999, HCC acquired PCC following the confirmation of PCC's plan of reorganization under Chapter 11 of the United States Bankruptcy Code. When acquired by HCC, PCC's assets consisted of the consulting agreement with the Tunica Casino and a limited partnership interest in the entity which held the management contract on another casino facility owned by HCC and its liabilities consisted of an obligation to pay $40,329,000 in satisfaction of PCC's guarantee of an affiliate's debt issue. HCT borrowed an additional $3,329,000 from HCC (see Note 3) to acquire and terminate the consulting agreement. Accordingly, effective October 13, 1999, HCT no longer pays a consulting fee. The $3,329,000 payment by HCT, which was used by HCC to partially repay PCC's $40,329,000 obligation, was recorded by HCT as the cost of terminating the consulting agreement and is reflected as an expense during the fourth quarter of 1999 on the accompanying consolidated statement of operations.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month and reimburses ACSC for its direct costs and expenses incurred under the agreement. ACSC has continued to provide services to HCT since the

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


December 31, 1999 expiration of the Computer Services Agreement on an as needed basis at third party consulting rates while negotiations for a new agreement continue. Since the latter part of 1997, ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $776,000, $656,000 and $635,000, respectively, for the years ended December 31, 1999, 1998 and 1997. At December 31, 1999 and 1998, HCT had payables of $22,000 and $44,000, respectively, included in accounts payable with respect to such charges.

     Prior to 1998, Greate Bay Hotel and Casino, Inc. ("GBHC"), an affiliated company which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey, performed certain administrative and marketing services on behalf of HCT. During the year ended December 31, 1997, fees charged to HCT by GBHC totaled $428,000.

     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. HCT also bills HCC and its subsidiaries for services provided to those companies. For the years ended December 31, 1999, 1998 and 1997, such transactions resulted in net charges to HCT totaling $150,000, $162,000 and $362,000, respectively. At December 31, 1999, no intercompany balances remained outstanding; at December 31, 1998, HCT had net receivables of $97,000 with respect to such charges.

(7)  Mississippi Regulatory Matters

     Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed through October 18, 2001. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(8)  Commitments and Contingencies

 Ground Lease -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease is for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. Obligations under the ground lease during the initial term include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During 1999, 1998 and 1997, HCT expensed $4,138,000, $3,899,000 and $3,935,000, respectively, in connection with the ground lease.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 Planet Hollywood Litigation -

     In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against HCC and certain of its subsidiaries and affiliates seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. HCC, its subsidiaries and affiliates filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of HCC with respect to the damage claims brought by Planet Hollywood and granted HCC's motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood has filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals.

 Other -

     HCT is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCT.

(9)  Employee Retirement Savings Plan -

     HCT participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCT matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 1999, 1998 and 1997, HCT made company contributions to the plan totaling $176,000, $203,000 and $198,000, respectively.

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

     The estimated carrying amounts and fair values of HCT's financial instruments are as follows:

                                       December 31, 1999        December 31, 1998
                                   ------------------------  ------------------------
                                    Carrying                  Carrying
                                     Amount     Fair Value     Amount     Fair Value
                                   -----------  -----------  -----------  -----------
Financial Assets
 Cash and cash equivalents         $10,339,000  $10,339,000  $16,325,000  $16,325,000
 Short-term investments                      -            -    3,905,000    3,905,000

Financial Liabilities
 Interest payable                  $   437,000  $   437,000  $   476,000  $   476,000
 11.25% Promissory Note to HCC      87,045,000   89,773,000            -            -
 Note payable to HCC                   329,000      340,000            -            -
 12.75% Promissory notes to HCC              -            -   84,045,000   89,508,000
 Equipment loans                     2,488,000    2,514,000    1,291,000    1,335,000
 Bank credit facility                  278,000      278,000      462,000      462,000

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(11) Selected Quarterly Financial Data (Unaudited)

                                                      Quarter
                                 ---------------------------------------------------
                                    First       Second        Third        Fourth
                                 -----------  -----------  -----------  ------------
Year Ended December 31, 1999:

 Net revenues                    $26,375,000  $28,287,000  $29,505,000  $25,955,000
                                 ===========  ===========  ===========  ===========

 Net income (loss)               $   892,000  $   733,000  $   286,000  $(2,588,000)
                                 ===========  ===========  ===========  ===========

Year Ended December 31, 1998:

 Net revenues                    $25,072,000  $26,245,000  $29,126,000  $25,330,000
                                 ===========  ===========  ===========  ===========

 Net income (loss)               $   732,000  $   153,000  $   639,000  $  (119,000)
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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference from HCC's definitive proxy statement filed with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held on May 23, 2000 (the "Definitive Proxy Statement") under the captions "Election of Directors" and "Management."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    1. Financial Statements

       The financial statements filed as part of this report are listed on the Index to Financial Statements on page 39.

   2. Financial Statement Schedules

   Hollywood Casino Corporation and Subsidiaries
   ---------------------------------------------

   -- Independent Auditors' Report
   -- Schedule I; Condensed Financial Information of Registrant, Hollywood
      Casino Corporation (Parent Company):
      --Balance Sheets
      --Statements of Operations
      --Statements of Cash Flows
      --Notes to Parent Company Financial Statements
   -- Schedule II; Valuation and Qualifying Accounts

   Hollywood Casino - Aurora, Inc.
   -------------------------------

   --  Independent Auditors' Report
   --  Schedule II; Valuation and Qualifying Accounts

   HWCC-Tunica, Inc.
   -----------------

   --  Independent Auditors' Report
   --  Schedule II; Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3. Exhibits

 **2.1 -- Agreement of Merger dated as of May 15, 1992, between PBC, Inc. and
          HCC and Certificate of Correction of Agreement of Merger dated as of June 16, 1992. (Exhibit 2.1)
@@@3.1 -- Certificate of Incorporation of HCC, as amended.  (Exhibit 3.1)
@@@3.2 -- Amended Bylaws of HCC.  (Exhibit 3.2)
   3.3 -- Second Amended and Restated Bylaws of HCC.
 @@3.4 -- Articles of Incorporation of HCT. (Exhibit 3.1).
 @@3.5 -- Bylaws of HCT. (Exhibit 3.2)
+++3.6 -- Third Amended and Restated Joint Venture Agreement of Hollywood Casino
          Shreveport by and among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit 3.1)
+++3.7 -- August 1999 Amendment to Third Amended and Restated Joint Venture
          Agreement between Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)
+++4.1 -- Indenture among HCC as Issuer, and HWCC-Shreveport, Inc. and HCT as
          Guarantors, State Street Bank and Trust Company, as Trustee, dated as of May 19, 1999. (Exhibit 4.1) and State
+++4.2 -- Security Agreement made by HCC, as Debtor, to State Street Bank and
          Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.2)
+++4.3 -- Stock Pledge Agreement made by HCC, as Pledgor, in favor of State
          Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.3)
+++4.4 -- Trademark Security Agreement made by HCC, as Grantor, to State Street
          Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.4)
+++4.5 -- Escrow and Control Agreement by and among HCC and State Street Bank and Trust Company, as Trustee and Escrow Agent, dated as of May 19, 1999. (Exhibit 4.5)
+++4.6 -- Control Agreement dated as of May 19, 1999 by and among HCC and State
          Bank and Trust Company as Trustee. (Exhibit 4.6)
+++4.7 -- Security Agreement made by HCT, as Debtor, to State Street Bank and
          Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.7)
+++4.8 -- First Leasehold Deed of Trust, Security Agreement, Assignment of
          Leases and Rents, Fixture Filing, and Financing Statement made by HCT in favor of Phillip A. Poitevin, as Trustee for the benefit of State Street Bank and Trust Company, as Indenture Trustee, dated as of May 19, 1999. (Exhibit 4.8)
 +++4.9 -- First Preferred Ship Mortgage made and given by HCT, as Mortgagor, in favor of State Street Bank and Trust Company, as Trustee and Mortgagee (relating to Vessel No. 534006), dated as of May 19, 1999. (Exhibit 4.9)
+++4.10 -- Intercompany Security Agreement made by HCT, as Debtor, to HCC, as
           Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee, dated as of May 19, 1999. (Exhibit 4.11)
+++4.11 -- Second Leasehold Deed of Trust, Security Agreement, Fixture Filing,
           and Financing Statement from HCT, as Grantor, in favor of Jim B. Tobhill, Trustee, for the benefit of HCC, dated as of May 19, 1999. (Exhibit 4.12)
+++4.12 -- Collateral Assignment of Second Leasehold Deed of Trust, Security
           Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.13)
+++4.13 -- Assignment of Second Preferred Fleet Mortgage by HCC, as Mortgagee
           and Assignor (relating to Vessel No. 534006) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.15)
+++4.14 -- Intercompany Security Agreement dated as of May 19, 1999 made by HCA, as Debtor, to HCC, as Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee. (Exhibit 4.17)
+++4.15 -- Collateral Assignment of Mortgage, Leasehold Mortgage, Security
           Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.19)
+++4.16 -- Assignment of First Preferred Fleet Mortgage by HCC, as Mortgagee and
           Assignor (relating to Vessel Nos. 993836, 993837 and 1029229) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.21)
+++4.17 -- Security Agreement made by HWCC-Shreveport, Inc. as Debtor, to State
           Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.22)
  +4.18 -- Indenture among Hollywood Casino Shreveport and Shreveport Capital
           Corporation ("SCC") as Co-Issuers, and HWCC-Louisiana, Inc. ("HCL"), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10, 1999. (Exhibit 4.1)
  +4.19 -- Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)
  +4.20 -- Collateral Assignment of Contracts and Documents dated August 10,
           1999 between Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3) Hollywood
  +4.21 -- Security Agreement dated August 10, 1999 between Hollywood Casino
           Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.4)
  +4.22 -- Partnership Interest Pledge Agreement dated August 10, 1999 made by
           HCS I, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.5)
  +4.23 -- Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and Trust Company, as Trustee. (Exhibit 4.6)
   4.24 -- First Amendment to Cash Collateral and Disbursement Agreement dated January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust Company.
  +4.25 -- Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of
           State Street Bank and Trust Company, as Trustee. (Exhibit 4.7)
  +4.26 -- Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I,
           Inc. and HCS II, Inc. to State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.8)
  +4.27 -- Security Agreement - Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.9)
  +4.28 -- Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Exhibit 4.10)

    +4.29 -- Partnership Interest Pledge Agreement dated August 10, 1999 made by
             HCS II, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.11)
    +4.30 -- First Amendment to Security Agreement dated August 10, 1999 between
             HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.12)
  ###9.1  -- Voting Trust Agreement dated as of December 29, 1998 by and among
             Jill Pratt LaFerney, formerly Jill A. Pratt, and John R. Pratt and Jack E. Pratt, Sr. (Exhibit 9.1)
  ###9.2  -- Voting Trust Agreement dated as of December 29, 1998 by and among
             Shawn Denise Bradshaw and Michael Shannon Pratt and William D. Pratt, Sr. (Exhibit 9.2)
  ###9.3  -- Voting Trust Agreement dated as of December 29, 1998 by and among
             Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and Edward T. Pratt
             III. (Exhibit 9.3)
     9.4 -- Voting Trust Agreement dated as of December 17, 1999 by and between Jack E. Pratt, Jr. as Trustee of the J.E. Pratt Gift Trust and Jack
             E. Pratt, Sr.
  ##10.1  -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Jack E. Pratt. (Exhibit 10.1)
  ##10.2  -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Edward T. Pratt, Jr. (Exhibit 10.2)
  ##10.3  -- Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and William D. Pratt. (Exhibit 10.3)
    10.4  -- Employment Agreement dated January 1, 2000, between HCC and Edward
             T. Pratt III.
####10.5  -- Agreement dated as of September 2, 1998 by and among GBHC, GB
             Holdings, Inc., and GB Property Funding Corp., on the one hand, and GBCC, PHC Acquisition Corp., Lieber Check Cashing, LLC, Jack E. Pratt, William D. Pratt, Edward T. Pratt, Jr. and HCC, on the other. (Exhibit 10.3)
   *10.6  -- Development Agreement dated as of June 4, 1991, between the City of
             Aurora, Illinois and HCA. (Exhibit 10.33)
   *10.7  -- Parking lease Agreement June 4, 1991, between the City of Aurora,
             Illinois and HCA. (Exhibit 10.39)
   *10.8  -- Purchase and Sale Agreement dated June 4, 1991, between the City of
             Aurora, Illinois and HCA. (Exhibit 10.40)
   @10.9  -- Rights Agreement, dated as of May 7, 1993 between HCC and
             Continental Stock Transfer & Trust Company, as Rights Agent. (Exhibit 10.45)
 @@@10.10 -- Hollywood Casino Corporation Stock Option Plan. (Exhibit 10.46)
  @@10.11 -- Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Exhibit 10.4)
  @@10.12 -- Letter Agreement dated as of October 11, 1993 between R.M.
             Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Exhibit 10.5)
  @@10.13 -- Blanket Conveyance, Bill of Sale and Assignment and Assumption
             Agreement dated as of May 31, 1994 between SRCT and STP. (Exhibit 10.6)
  @@10.14 -- Assignment of Lease and Assumption Agreement dated as of May 31,
             1994 between SRCT and STP (relating to Ground Lease). (Exhibit
             10.7)
@@@@10.15 -- North Island Center Expansion and Redevelopment Agreement dated
             June 12, 1995 between HCA, the Aurora Metropolitan Exposition, Auditorium and Office Building Authority and the City of Aurora. (Exhibit 10.36)
   #10.16 -- Hollywood Casino Corporation 1996 Long-Term Incentive Plan, as
             amended. (Exhibit 10.28)
   #10.17 -- Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan.
             (Exhibit 10.29)
####10.18 -- Amended and Restated Joint Venture Agreement by and among
             Shreveport Paddlewheels, L.L.C., Sodak Louisiana, L.L.C. and HWCC-Louisiana, Inc. dated July 31, 1998. (Exhibit 10.1)
####10.19 -- September 1998 Amendment to the July Amended and Restated Joint
             Venture Agreement. (Exhibit 10.2 )
    10.20 -- Employment Agreement dated as of January 1, 2000 by and between HCC and Paul C. Yates.
 ###10.21 -- Management and Administrative Services Agreement dated as of
             October 1, 1998 by and between HCC and Greate Bay Casino
             Corporation.
 ###10.22 -- Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-Louisiana, Inc., Sodak Gaming, Inc. and Sodak Louisiana, L.L.C.
   +10.23 -- Amended and Restated Federal Income Tax Sharing Agreement dated
             August 10, 1999 by and among HCC, HWCC Development Corporation, Hollywood Management, Inc., HCT, Golf,

             HCA, HWCC-Shreveport, Inc., HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation, Inc., HCS I, Inc. and HCS II, Inc. (Exhibit 10.16)
  ++10.24 -- Completion Capital Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, HCL, HCS I, Inc., HCS II, Inc. and HCC. (Exhibit 10.2)
  ++10.25 -- Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.3)
   +10.26 -- Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.4)
   +10.27 -- Vessel Construction Contract, dated July 16, 1999, by and between
             Leevac Shipyards, Inc. and Hollywood Casino Shreveport. (Exhibit 10.5)
   +10.28 -- Employment Agreement, dated August 4, 1999, by and between HWCC
             Development Corporation and Juris Basens. (Exhibit 10.6)
   +10.29 -- Compromise Agreement, dated September 15, 1998, by and among Hilton
             New Orleans Corporation, New Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint Venture and the City of New Orleans. (Exhibit 10.7)
   +10.30 -- Loan and Settlement Agreement, dated January 16, 1998, by and among
             New Orleans Paddlewheels, Inc., Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and Hilton New Orleans Corporation. (Exhibit 10.11)
   +10.31 -- Retail Space Lease, executed as of June 3, 1999 by and between QNOV and Red River Entertainment Company, L.L.C. (Exhibit 10.12)
   +10.32 -- Ground Lease, dated May 19, 1999, by and between the City of
             Shreveport, Louisiana and QNOV. (Exhibit 10.13)
   +10.33 -- Marine Services Agreement dated September 22, 1998 between QNOV and
             Shreveport Paddlewheels, L.L.C. (Exhibit 10.17)
   +10.34 -- Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint Venture, HCL, and Sodak, L.L.C. (Exhibit 10.18) +10.35 -- Loan Agreement dated August 10, 1999 between Shreveport
             Paddlewheels, L.L.C. and HCL. (Exhibit 10.19)
   +10.36 -- Promissory note dated August 10, 1999 in the original principal amount of $1,000,000 made by Shreveport Paddlewheels, L.L.C., as Borrower to HCL, as Lender. (Exhibit 10.20)
   +10.37 -- Security Agreement dated August 10, 1999 made by Shreveport
             Paddlehwheels, L.L.C., as Debtor, in favor of HCL, as Secured Party. (Exhibit 10.21)
   +10.38 -- Guaranty Agreement dated August 10, 1999 made by New Orleans
             Paddlewheels, L.L.C. in favor of HCL. (Exhibit 10.22)
   +10.39 -- Contribution and Assumption Agreement dated July 21, 1999 among
             HCL, HCS I, Inc., HCS II, Inc. and Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)
    11.1  -- Statement regarding computation of Per Share Losses.
    21.1  -- Subsidiaries of HCC.
    27.1  -- Financial Data Schedule of HCC.
    27.2  -- Financial Data Schedule of HWCC - Tunica, Inc.
 ***99.1  -- Petition filed on October 8, 1998 in the District Court of Dallas
             County, Texas by Hollywood Casino Corporation and Greate Bay Casino Corporation ("Plaintiffs") against Arthur Andersen L.L.P., Richard
             L. Robbins, Michael E. Gamache, Daniel J. Meehan, and Brent A. Railsback ("Defendants") (Exhibit 99.1)

--------------------
  * Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10 filed with the SEC on May 28, 1992 by PRT Corporation (now know as HCC).

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

 @@@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1
     Registration Statement (Registration 33-58732) for HCC as filed with the SEC on May 27, 1993.

@@@@ Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   # Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

  ## Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

 ### Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

#### Incorporated by reference to the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as filed with the SEC on November 13, 1998.

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

 +++ Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on July 16, 1999.

 (b) Reports on Form 8-K.

     On October 22, 1999, the Registrants filed a Report on Form 8-K to announce the acquisition and termination of management and consulting agreements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 29, 2000.

                                 HOLLYWOOD CASINO CORPORATION

                                 By:            /s/ Jack E. Pratt
                                      ------------------------------------------
                                                   Jack E. Pratt
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

              Signature                            Title                   Date
              ---------                            -----                   ----
         /s/ Jack E. Pratt              Chief Executive               March 29, 2000
--------------------------------------  Officer and Director          --------------
         Jack E. Pratt

         /s/ Edward T. Pratt, Jr.       Vice President, Treasurer     March 29, 2000
--------------------------------------  and Director                  --------------
         Edward T. Pratt, Jr.

         /s/ William D. Pratt           Executive Vice President,     March 29, 2000
--------------------------------------  Secretary, General Counsel    --------------
         William D. Pratt               and Director

         /s/ Edward T. Pratt III        President, Chief Operating    March 29, 2000
--------------------------------------  Officer and Director          --------------
         Edward T. Pratt III

         /s/ Paul C. Yates              Executive Vice President      March 29, 2000
--------------------------------------  and Chief Financial Officer   --------------
         Paul C. Yates

         /s/ Charles F. LaFrano III     Vice President - Finance and  March 29, 2000
--------------------------------------  Principal Accounting Officer  --------------
         Charles F. LaFrano III

         /s/ James A. Colquitt          Director                      March 29, 2000
--------------------------------------                                --------------
         James A. Colquitt

         /s/ Theodore H. Strauss        Director                      March 29, 2000
--------------------------------------                                --------------
         Theodore H. Strauss

         /s/ Oliver B. Revell III       Director                      March 29, 2000
--------------------------------------                                --------------
         Oliver B. Revell III

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 29, 2000.

                                           HWCC - TUNICA, INC.

                                     By:           /s/ Jack E. Pratt
                                         ---------------------------------------
                                                      Jack E. Pratt
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

              Signature                           Title                   Date
              ---------                           -----                   ----

         /s/ Jack E. Pratt             Chief Executive               March 29, 2000
-------------------------------------  Officer and Director          --------------
         Jack E. Pratt

         /s/ Edward T. Pratt, Jr.      Director                      March 29, 2000
-------------------------------------                                --------------
         Edward T. Pratt, Jr.

         /s/ William D. Pratt          Executive Vice President,     March 29, 2000
-------------------------------------  Secretary, General Counsel    --------------
         William D. Pratt              and Director

         /s/ Edward T. Pratt III       President and Director        March 29, 2000
-------------------------------------                                --------------
         Edward T. Pratt III

         /s/ John R. Osborne           Vice President of Operations  March 29, 2000
-------------------------------------                                --------------
         John R. Osborne

         /s/ Charles F. LaFrano III    Vice President, Assistant     March 29, 2000
-------------------------------------  Secretary and Principal       --------------
         Charles F. LaFrano III        Accounting Officer


                     INDEX TO FINANCIAL STATEMENT SCHEDULES



Hollywood Casino Corporation and Subsidiaries

     --  Independent Auditors' Report

     --   Schedule I; Condensed Financial Information of Registrant:
          --   Balance Sheets
          --   Statements of Operations
          --   Statements of Cash Flows
          --  Notes to Parent Company Financial Statements

     --   Schedule II; Valuation and Qualifying Accounts

Hollywood Casino-Aurora, Inc.

     --  Independent Auditors' Report

     --  Schedule II; Valuation and Qualifying Accounts

HWCC-Tunica, Inc.

     --  Independent Auditors' Report

     --   Schedule II; Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT

To Hollywood Casino Corporation:

We have audited the consolidated financial statements of Hollywood Casino Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 25, 2000 (included elsewhere in this Form 10-K). Our audits also include the financial statement schedules listed in the index to financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Dallas, Texas
February 25, 2000

                                                                      SCHEDULE I
                                                                       Page 1
                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                 Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                          December 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
Cash and cash equivalents                          $ 60,312,000  $ 14,785,000
Accounts receivable                                     287,000       222,000
Due from affiliates, net of valuation allowance       9,746,000    16,463,000
Deferred federal income taxes                         1,584,000       721,000
Other current assets                                     68,000        31,000
                                                   ------------  ------------

 Total current assets                                71,997,000    32,222,000
                                                   ------------  ------------

Investment in and advances to affiliates             64,995,000    53,924,000
Property and equipment, net                             233,000       137,000
Due from affiliates, net of valuation allowance     153,381,000   122,874,000
Land held for sale, net of allowance                  2,216,000     6,232,000
Other assets                                         14,516,000     6,315,000
                                                   ------------  ------------

                                                   $307,338,000  $221,704,000
                                                   ============  ============

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current maturities of long-term debt             $     854,000   $  5,000,000
Accounts payable and accrued liabilities             2,083,000      4,092,000
Accrued interest payable                             8,946,000      4,628,000
Federal income taxes payable                         3,234,000              -
                                                 -------------   ------------

 Total current liabilities                          15,117,000     13,720,000
                                                 -------------   ------------

Long-term debt, net of discount in 1998            361,180,000    195,199,000
                                                 -------------   ------------

Other noncurrent liabilities                         5,095,000      5,170,000
                                                 -------------   ------------

Shareholders' (deficit) equity:
 Class A common stock, $.0001 par
  value per share, 50,000,000
  shares authorized, 24,950,000 shares
  issued and outstanding                                 2,000          2,000
 Class B common stock, non-voting, $.01
  par value per share; 10,000,000 authorized;
  no shares issued                                           -              -
 Additional paid-in capital                         42,947,000     42,945,000
 Accumulated deficit                              (117,003,000)   (35,332,000)
                                                 -------------   ------------

  Total shareholders' (deficit) equity             (74,054,000)     7,615,000
                                                 -------------   ------------

                                                  $307,338,000   $221,704,000
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

                                                                      SCHEDULE I
                                                                       Page 2

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                            STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                             -------------------------------------------
                                                 1999           1998           1997
                                             -------------  -------------  -------------
Revenues:
 Interest income                             $ 17,670,000   $ 17,217,000   $ 17,189,000
 Other income                                           -         41,000         60,000
                                             ------------   ------------   ------------

                                               17,670,000     17,258,000     17,249,000
                                             ------------   ------------   ------------

Expenses:
 General and administrative                     8,065,000      5,509,000      5,021,000
 Interest                                      36,593,000     27,915,000     27,851,000
 Depreciation and amortization                  1,236,000      1,068,000      1,447,000
 Settlement costs                                       -      1,087,000              -
 Write down of assets                          13,322,000              -     19,678,000
                                             ------------   ------------   ------------

  Total expenses                               59,216,000     35,579,000     53,997,000
                                             ------------   ------------   ------------

Loss before income taxes, extraordinary
 and other items                              (41,546,000)   (18,321,000)   (36,748,000)
Income tax provision                                    -              -     (4,954,000)
                                             ------------   ------------   ------------

 Loss before extraordinary
  and other items                             (41,546,000)   (18,321,000)   (41,702,000)

Extraordinary item:
 Loss on early extinguishment of debt,
   net of income tax benefit in 1997          (30,353,000)      (336,000)      (215,000)
                                             ------------   ------------   ------------

 Loss before other item                       (71,899,000)   (18,657,000)   (41,917,000)
Equity in (losses) income of consolidated
 subsidiaries                                  (9,772,000)    17,052,000     24,570,000
                                             ------------   ------------   ------------

Net loss                                     $(81,671,000)  $ (1,605,000)  $(17,347,000)
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

                                                                      SCHEDULE I
                                                                       Page 3

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                            STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                          ------------------------------------------
                                                               1999           1998          1997
                                                          --------------  ------------  ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    $   9,997,000   $(6,876,000)  $ 4,503,000
                                                          -------------   -----------   -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                          (217,000)      (62,000)       (7,000)
 Proceeds from sale of assets                                 3,887,000             -     9,643,000
 Collections on notes receivable                                      -     6,000,000             -
 Investments in consolidated affiliates                     (51,478,000)   (2,937,000)   (1,316,000)
 Net (advances to) repayments from affiliates               (37,829,000)    3,500,000     4,650,000
                                                          -------------   -----------   -----------

  Net cash (used in) provided by investing activities       (85,637,000)    6,501,000    12,970,000
                                                          -------------   -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                   340,419,000             -             -
 Repayments of long-term debt                              (207,339,000)     (288,000)   (4,650,000)
 Deferred financing costs                                   (11,913,000)     (248,000)      (24,000)
                                                          -------------   -----------   -----------

  Net cash provided by (used in) financing activities       121,167,000      (536,000)   (4,674,000)
                                                          -------------   -----------   -----------

  Net increase (decrease) in cash and cash equivalents       45,527,000      (911,000)   12,799,000
    Cash and cash equivalents at beginning of year           14,785,000    15,696,000     2,897,000
                                                          -------------   -----------   -----------

    Cash and cash equivalents at end of year              $  60,312,000   $14,785,000   $15,696,000
                                                          =============   ===========   ===========

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

                                                                      SCHEDULE I
                                                                       Page 4

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)  Guarantees of Registrant

     As of December 31, 1999, HCC had not guaranteed any obligations of its subsidiaries or unconsolidated affiliates.

(2)  Scheduled Payments of Long-Term Debt of the Registrant

     Scheduled payments of long-term debt outstanding at December 31, 1999 are set forth below:

               2000                           $    854,000
               2001                                981,000
               2002                                199,000
               2003                                      -
               2004                                      -
               Thereafter                      360,000,000
                                              ------------

                 Total                        $362,034,000
                                              ============
(3)  Dividends and Distributions

     HCC received dividends from its consolidated subsidiaries amounting to $31,540,000, $11,741,000 and $13,599,000, respectively, during the years ended
December 31, 1999, 1998 and 1997.

(4)  Commitments

     A consolidated subsidiary of HCC is currently constructing a dockside casino and hotel facility in Shreveport, Louisiana (the "Shreveport Casino"). HCC has entered into a completion capital agreement providing for the contribution of up to $5,000,000 in cash if at any time there are insufficient funds available to enable the Shreveport Casino to be operating by April 30, 2001. In addition, if the Shreveport Casino is not operating by April 30, 2001, HCC will contribute to the subsidiary on that date $5,000,000 in additional equity less any amounts previously contributed under the completion capital agreement.

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

                                                                      SCHEDULE I
                                                                       Page 5

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(5)  Supplemental Cash Flow Information

     During the fourth quarter of 1999, HCC assumed the $2,160,000 note payable balance of one of its subsidiaries to an unconsolidated affiliate. The assumption of the note and adjustment to HCC's investment in the subsidiary is excluded from the accompanying parent company statement of cash flows as a noncash transaction.

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

                                                                     SCHEDULE II

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                                                 Amounts
                                   Balance at   Charged to                                       Balance
                                   Beginning    Costs and                         Other          at End
                                   of Period     Expenses    Deductions          Charges        of Period
                                   -----------  -----------  -----------       -----------      -----------
Year Ended December 31, 1999:
 Allowance for doubtful
  accounts receivable              $ 1,468,000  $   804,000  $  (446,000) (1)  $         -      $ 1,826,000
 Allowance for affiliate
  receivables                       22,808,000    6,433,000            -        13,322,000 (2)   42,563,000
 Allowance for properties held
  for sale                           3,432,000            -     (348,000) (3)            -        3,084,000
                                   -----------  -----------  -----------       -----------      -----------
                                   $27,708,000  $ 7,237,000  $  (794,000)      $13,322,000      $47,473,000
                                   ===========  ===========  ===========       ===========      ===========

Year Ended December 31, 1998:
 Allowance for doubtful
  accounts receivable              $ 1,188,000  $   756,000  $  (476,000) (1)  $         -      $ 1,468,000
 Allowance for affiliate
  receivables                       18,000,000    4,808,000            -                 -       22,808,000
 Allowance for notes receivable      4,000,000            -   (4,000,000) (1)            -                -
 Allowance for properties held
  for sale                           3,400,000            -            -            32,000        3,432,000
                                   -----------  -----------  -----------       -----------      -----------

                                   $26,588,000  $ 5,564,000  $(4,476,000)      $    32,000      $27,708,000
                                   ===========  ===========  ===========       ===========      ===========

Year Ended December 31, 1997:
 Allowance for doubtful
  accounts receivable              $ 1,693,000  $   698,000  $(1,203,000) (1)  $         -      $ 1,188,000
 Allowance for affiliate
  receivable                        18,741,000    7,488,000   (7,953,000) (1)     (276,000)      18,000,000
 Allowance for notes receivable              -    4,000,000            -                 -        4,000,000
 Allowance for properties held
  for sale                           3,400,000            -            -                 -        3,400,000
                                   -----------  -----------  -----------       -----------      -----------

                                   $23,834,000  $12,186,000  $(9,156,000)      $  (276,000)     $26,588,000
                                   ===========  ===========  ===========       ===========      ===========

-------------------
(1) Represents net write-offs of uncollectible accounts.

(2) Represents write down of affiliate receivables to estimated net realizable value.

(3) Represents utilization of allowance in connection with partial sale of land.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS' REPORT


To Hollywood Casino - Aurora, Inc.:

We have audited the financial statements of Hollywood Casino - Aurora, Inc. as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 25, 2000 (included elsewhere in this Form 10-K). Our audits also include the financial statement schedule listed in the index to financial statement schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
February 25, 2000

                                                                     SCHEDULE II

                         HOLLYWOOD CASINO-AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                       Valuation and Qualifying Accounts

                                              Amounts
                                 Balance at  Charged to                  Balance
                                 Beginning   Costs and                    at End
                                 of Period    Expenses   Deductions      of Period
                                 ----------  ----------  ----------      ---------
Year Ended December 31, 1999:
 Allowance for doubtful
  accounts receivable            $  655,000    $300,000  $(119,000) (1)  $836,000
                                 ==========    ========  =========       ========

Year Ended December 31, 1998:
 Allowance for doubtful
  accounts receivable            $  483,000    $273,000  $(101,000) (1)  $655,000
                                 ==========    ========  =========       ========

Year Ended December 31, 1997:
 Allowance for doubtful
  accounts receivable            $1,071,000    $200,000  $(788,000) (1)  $483,000
                                 ==========    ========  =========       ========

--------------------
(1) Represents net write-offs of uncollectible accounts.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS' REPORT


To HWCC - Tunica, Inc.:

We have audited the consolidated financial statements of HWCC-Tunica, Inc. and subsidiary as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 25, 2000 (included elsewhere in this Form 10-K). Our audits also include the financial statement schedule listed in the index to financial statement schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
February 25, 2000

                                                                     SCHEDULE II

                        HWCC-TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                       Valuation and Qualifying Accounts

                                              Amounts
                                 Balance at  Charged to                  Balance
                                 Beginning   Costs and                    at End
                                 of Period    Expenses   Deductions      of Period
                                 ----------  ----------  ----------      ---------
Year Ended December 31, 1999:
 Allowance for doubtful
  accounts receivable              $813,000    $504,000  $(327,000) (1)  $990,000
                                  =========  ==========  =========       ========

Year Ended December 31, 1998:
 Allowance for doubtful
  accounts receivable              $705,000    $483,000  $(375,000) (1)  $813,000
                                  =========  ==========  =========       ========

 Year Ended December 31, 1997:
 Allowance for doubtful
  accounts receivable              $622,000    $498,000  $(415,000) (1)  $705,000
                                  =========  ==========  =========       ========

--------------------------
(1) Represents net write-offs of uncollectible accounts.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.