Form 10-Q
period 2000-03-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2000-05-15
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                                  ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                                   to

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

                     Delaware                           75-2352412
                      Texas                             75-2513808
----------------------------------------------   -------------------------------
        (States or other jurisdictions of              (I.R.S. Employer
        incorporation or organization)              Identification No.'s)

         Two Galleria Tower, Suite 2200
            13455 Noel Road, LB 48
                Dallas, Texas                                75240
----------------------------------------------   -------------------------------
   (Address of principal executive offices)               (Zip Code)


(Registrants' telephone number, including area code)        (972) 392-7777
                                                      --------------------------

                               (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.        Yes   X        No
                                                            ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                        Class               Outstanding at May 11, 2000
------------------------------  ------------------------------  ---------------------------
 Hollywood Casino Corporation   Common Stock, $.0001 par value       24,953,476 Shares
      HWCC-Tunica, Inc.          Common Stock, $.01 par value          1,000 Shares

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


Part I:  Financial Information
------------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

   Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat casino and entertainment facility in Aurora, Illinois approximately 35 miles west of Chicago (the "Aurora Casino") and a casino, hotel and entertainment complex in Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee (the "Tunica Casino"). In addition, the Company has a license to own and operate and is currently constructing a destination gaming resort in Shreveport, Louisiana approximately 180 east of Dallas, Texas (the "Shreveport Casino"). Approximately 46% of HCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol "HWD".
The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward
T. Pratt, Jr. and William D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family").

   HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC - Louisiana, Inc. ("HCL") and HWCC - Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation which owns and operates the Aurora Casino. HCT is a Texas corporation which owns and operates the Tunica Casino. HCL is a Louisiana corporation formed to pursue gaming opportunities in Louisiana. HCL owns the partnership (the "Shreveport Partnership") which owns and is currently constructing the Shreveport Casino. Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino.

   Prior to December 31, 1996, GBCC was an approximately 80% owned subsidiary of HCC. On December 31, 1996, HCC distributed the GBCC common stock it owned to its shareholders and GBCC ceased to be an HCC subsidiary.

   In October 1999, HCC acquired all of the capital stock of Pratt Casino Corporation ("PCC") from Greate Bay Casino Corporation ("GBCC"). PCC owned the limited partnership interest in Pratt Management, L.P. ("PML"), which held a management contract for the Aurora Casino, and also held a consulting agreement with the Tunica Casino.

   HCC's acquisition of PCC was part of a pre-negotiated plan of reorganization approved by the United States Bankruptcy Court for the District of Delaware in October 1999. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a new $40.3 million obligation payable in satisfaction of the PRT Funding Corp. notes in default. The payment of the $40.3 million obligation by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected at that time as a charge to expense by the affected entities.

   As further discussed in the Notes to Consolidated Financial Statements, HCC issued $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT, Shreveport Management and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (1) substantially all of the assets of HCT, (2) a limited lien on substantially all of the assets of HCA and (3) a pledge of the capital stock of certain subsidiaries of HCC including HCA, HCT and HCL. Accordingly, the financial statements of HCA and HCT are also included herein. Shreveport Management currently has no operations or significant assets; accordingly, separate financial statements are not included herein. HCL has been designated an "Unrestricted Subsidiary" of HCC and the operations of the Shreveport Casino, other than management fees paid to Shreveport Management, will not provide credit support for the Senior Secured Notes.

   Proceeds of the debt offering were used to refinance previously outstanding debt, to fund a portion of HCC's equity investment in the Shreveport Casino and, during October 1999, to purchase and terminate the management and consulting agreements on the Aurora Casino and Tunica Casino. The remaining proceeds are planned to be used for, among other things, a proposed expansion of the Aurora Casino's operating facilities.

   During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest, which are non-recourse to HCC. Because the partnership is effectively owned and controlled by HCL, the financial statements of the partnership, including its debt obligations, are included in the accompanying consolidated financial statements of HCC.

   The consolidated financial statements and financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of March 31, 2000, and the results of their operations and cash flows for the three month periods ended March 31, 2000 and 1999.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1999 Annual Report on Form 10-K.

   Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality. Consequently, the results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
May 1, 2000

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      March 31,
                                                        2000        December 31,
                                                     (Unaudited)       1999
                                                     ------------   ------------
Current Assets:
 Cash and cash equivalents                           $118,463,000   $115,351,000
 Accounts receivable, net of allowances of
  $2,058,000 and $1,826,000, respectively               4,390,000      4,010,000
 Inventories                                            1,595,000      1,714,000
 Deferred income taxes                                  1,863,000      1,776,000
 Refundable deposits and other
  current assets                                        3,788,000      4,096,000
 Due from affiliates, net of valuation allowances       7,617,000      7,705,000
                                                     ------------   ------------

  Total current assets                                137,716,000    134,652,000
                                                     ------------   ------------

Investment in unconsolidated affiliates                 1,935,000      1,957,000
                                                     ------------   ------------

Property and Equipment:
 Land                                                   7,948,000      7,948,000
 Buildings and improvements                           122,185,000    122,122,000
 Riverboats and barges                                 40,367,000     40,367,000
 Operating equipment                                   86,430,000     85,728,000
 Construction in progress                              73,624,000     44,331,000
                                                     ------------   ------------

                                                      330,554,000    300,496,000
 Less - accumulated depreciation
  and amortization                                    (96,174,000)   (92,958,000)
                                                     ------------   ------------

  Net property and equipment                          234,380,000    207,538,000
                                                     ------------   ------------

Cash restricted for construction projects             133,159,000    147,310,000
                                                     ------------   ------------

Other Assets:
 Deferred financing costs                              16,132,000     15,256,000
 Land rights                                            6,996,000      7,047,000
 Land held for sale, net of valuation allowances        2,216,000      2,216,000
 Other assets                                           9,827,000      9,841,000
                                                     ------------   ------------

  Total other assets                                   35,171,000     34,360,000
                                                     ------------   ------------

                                                     $542,361,000   $525,817,000
                                                     ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                 March 31,
                                                                   2000         December 31,
                                                                (Unaudited)         1999
                                                                -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                                 $   5,178,000   $   4,538,000
 Accounts payable                                                  19,880,000      15,293,000
 Accrued liabilities -
  Salaries and wages                                                4,109,000       6,019,000
  Interest                                                         22,998,000      16,784,000
  Gaming and other taxes                                            8,234,000       2,586,000
  Insurance                                                         2,730,000       2,890,000
  Other                                                             4,171,000       4,330,000
  Federal income tax payable                                        3,199,000       3,234,000
 Other current liabilities                                          3,087,000       2,749,000
                                                                -------------   -------------

  Total current liabilities                                        73,586,000      58,423,000
                                                                -------------   -------------

Long-Term Debt                                                    513,665,000     514,959,000
                                                                -------------   -------------

Capital Lease Obligations                                          18,802,000      18,961,000
                                                                -------------   -------------

Other Noncurrent Liabilities                                        5,649,000       5,631,000
                                                                -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                            2,000,000       2,000,000
                                                                -------------   -------------

Shareholders' Deficit:
 Common Stock -
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,953,000 and 24,950,000
   shares issued and outstanding, respectively                          2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                          -               -
 Additional paid-in capital                                       216,932,000     216,928,000
 Accumulated deficit                                             (288,275,000)   (291,087,000)
                                                                -------------   -------------

  Total shareholders' deficit                                     (71,341,000)    (74,157,000)
                                                                -------------   -------------

                                                                $ 542,361,000   $ 525,817,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                                 --------------------------
                                                                      2000          1999
                                                                 ------------   -----------
Revenues:
 Casino                                                          $ 80,465,000   $66,345,000
 Rooms                                                              2,457,000     2,394,000
 Food and beverage                                                  7,938,000     6,984,000
 Other                                                              1,099,000       970,000
                                                                 ------------   -----------

                                                                   91,959,000    76,693,000
 Less - promotional allowances                                     (7,944,000)   (6,920,000)
                                                                 ------------   -----------

  Net revenues                                                     84,015,000    69,773,000
                                                                 ------------   -----------

Expenses:
 Casino                                                            56,476,000    48,134,000
 Rooms                                                                170,000       269,000
 Food and beverage                                                  2,361,000     2,187,000
 Other                                                                368,000       495,000
 General and administrative                                         5,454,000     4,885,000
 Depreciation and amortization                                      3,268,000     3,765,000
 Preopening                                                           396,000             -
 Development                                                          230,000       215,000
                                                                 ------------   -----------

   Total expenses                                                  68,723,000    59,950,000
                                                                 ------------   -----------

Income from operations                                             15,292,000     9,823,000
                                                                 ------------   -----------

Non-operating income (expense):
 Interest income                                                    3,169,000       359,000
 Interest expense, net of capitalized interest of
  $1,400,000 in 2000                                              (15,080,000)   (7,624,000)
 Gain (loss) on disposal of assets                                      1,000        (1,000)
                                                                 ------------   -----------

  Total non-operating expense, net                                (11,910,000)   (7,266,000)
                                                                 ------------   -----------

Income before income taxes and other item                           3,382,000     2,557,000
Income tax provision                                                 (570,000)     (205,000)
                                                                 ------------   -----------

Income before other item                                            2,812,000     2,352,000
Minority interest in earnings of Limited Partnership (Note 1)               -    (2,022,000)
                                                                 ------------   -----------

Net income                                                       $  2,812,000   $   330,000
                                                                 ============   ===========

Basic and diluted net income per common share                    $        .11   $       .01
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2000          1999
                                                                ------------   -----------

OPERATING ACTIVITIES:
 Net income                                                     $  2,812,000   $   330,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, including accretion
   of debt discount                                                3,843,000     4,274,000
  (Gain) loss on disposal of assets                                   (1,000)        1,000
  Minority interest in earnings of Limited Partnership                     -     2,022,000
  Equity losses from affiliates                                       22,000             -
  Provision for doubtful accounts                                    292,000       124,000
  Deferred income taxes                                               37,000         2,000
  Increase in accounts receivable                                   (672,000)     (588,000)
  Increase in accounts payable and accrued expenses               14,185,000     8,907,000
  Net change in other current assets and liabilities                 824,000        82,000
  Net change in other noncurrent assets and liabilities              (74,000)      399,000
                                                                ------------   -----------

   Net cash provided by operating activities                      21,268,000    15,553,000
                                                                ------------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                             (30,029,000)   (3,698,000)
 Short-term investments                                                    -     2,927,000
 Decrease in cash restricted for construction purposes            14,151,000             -
 Proceeds from disposal of assets                                      1,000        37,000
 Investments in unconsolidated affiliates                                  -       (66,000)
                                                                ------------   -----------

 Net cash used in investing activities                           (15,877,000)     (800,000)
                                                                ------------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                            104,000     1,876,000
 Deferred financing costs                                         (1,426,000)      (25,000)
 Repayments of long-term debt                                       (814,000)   (3,086,000)
 Payments on capital lease obligations                              (147,000)     (138,000)
 Issuance of common stock                                              4,000             -
 Limited partnership distributions                                         -    (2,017,000)
                                                                ------------   -----------

  Net cash used in financing activities                           (2,279,000)   (3,390,000)
                                                                ------------   -----------

  Net increase in cash and cash equivalents                        3,112,000    11,363,000
  Cash and cash equivalents at beginning of period               115,351,000    42,118,000
                                                                ------------   -----------

  Cash and cash equivalents at end of period                    $118,463,000   $53,481,000
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

    HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation organized during 1990 which owns and operates a riverboat gaming operation with approximately 30,000 square feet of gaming space together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois approximately 35 miles west of Chicago (the "Aurora Casino"). HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 506-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee (the "Tunica Casino"). The Aurora Casino and the Tunica Casino commenced operations in June 1993 and August 1994, respectively. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana. HCC owns the partnership (the "Shreveport Partnership") which owns and is currently constructing a destination gaming resort including a dockside casino, all suite hotel and other entertainment facilities located in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino.

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

    Prior to October 14, 1999, HCC was the general partner in Pratt Management L.P. ("PML"), having acquired such interest in April 1997 from PPI Corporation, a wholly owned subsidiary of GBCC. PML held a management contract on and earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. The remaining limited partnership interest was held by Pratt Casino Corporation ("PCC"), which until its acquisition by HCC in October 1999, was a wholly owned subsidiary of GBCC. For those periods that PCC was owned by GBCC, the limited partnership interest was reflected on the accompanying consolidated financial statements as a minority interest. PCC also held a consulting contract with the Tunica Casino.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


    In October 1999, HCC acquired all of the capital stock of PCC from GBCC. In May 1999, PCC and its wholly owned subsidiary, PRT Funding Corp., filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of a default on PRT Funding Corp.'s outstanding issue of $85 million of unsecured senior notes which were guaranteed by PCC.

    HCC's acquisition of PCC was part of a pre-negotiated plan of reorganization approved by the United States Bankruptcy Court for the District of Delaware in October 1999. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a new $40.3 million obligation payable in satisfaction of the PRT Funding Corp. notes in default. The payment of the $40.3 million obligation by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected at that time as a charge to expense by the affected entities.

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

    In September 1998, the Shreveport Partnership received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. The acquisition price was $2,500,000 (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board (the "LGCB") on April 20, 1999. Consequently, HCL now has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is ever sold. The joint venture partner's interest is included in minority interest on the accompanying consolidated balance sheets in the amount of $2,000,000.

    The $150,000,000 Shreveport First Mortgage Notes (see Note 3), together with a total of $49,000,000 of capital contributions from HCL, a $1,000,000 capital contribution from HCL's joint venture partner made with funds loaned by HCL and $30,000,000 in furniture, fixture and equipment financing are expected to provide the estimated $230,000,000 needed to construct and open the Shreveport Casino. In addition, HCC has agreed to contribute up to an additional $5,000,000 in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,370 slot machines and 75 table games; a 405-room, all suite, art deco style hotel; and approximately 42,000 square feet of restaurant and entertainment facilities. Construction began in August 1999 with a planned opening date in early November 2000 (see Note 9).

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


    HCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCC's ultimate liability may differ from the amounts accrued.

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Land held for sale is shown net of a valuation allowance of $3,084,000 on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. HCC does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its consolidated financial position or results of operations.

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

    The consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


    The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:


                                       Three Months Ended
                                            March 31,
                                      ----------------------
                                          2000        1999
                                      ----------  ----------
Shares used in the calculation of:

Basic net income per share            24,951,036  24,949,976
Diluted net income per share          26,059,560  24,950,430

   The number of shares used in the calculation of diluted earnings per share for the three month periods ended March 31, 2000 and 1999 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. The calculation of diluted earnings per share excludes certain options to purchase common stock. These options have been excluded as they would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 26,000 and 1,133,000, respectively, for the three month periods ended March 31, 2000 and 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(3)  Long-Term Debt and Pledge of Assets

   Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.

                                                           March 31,    December 31,
                                                              2000           1999
                                                         ------------   ------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)               $310,000,000   $310,000,000
 Floating rate Senior Secured Notes, due 2006 (a)          50,000,000     50,000,000
 Promissory note due to affiliate (Note 6)                  1,893,000      2,033,000
                                                         ------------   ------------

                                                          361,893,000    362,033,000
                                                         ------------   ------------

Indebtedness of HCA:
 Promissory note to bank (b)                                1,756,000      1,952,000
                                                         ------------   ------------

Indebtedness of HCT :
 Equipment loans (c)                                        2,160,000      2,488,000
 Bank credit facility (d)                                     232,000        278,000
                                                         ------------   ------------

                                                            2,392,000      2,766,000
                                                         ------------   ------------

Indebtedness of HCL which is non-recourse to HCC:
 13% Shreveport First Mortgage Notes, with contingent
    interest, due 2006 (e)                                150,000,000    150,000,000
  Other, net of discount of $197,000
 and 241,000, respectively (f)                              1,803,000      1,759,000
                                                         ------------   ------------

                                                          151,803,000    151,759,000
                                                         ------------   ------------

 Total indebtedness                                       517,844,000    518,510,000
  Less - current maturities                                (4,179,000)    (3,551,000)
                                                         ------------   ------------

   Total long-term debt                                  $513,665,000   $514,959,000
                                                         ============   ============

------------------
(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes was adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999 and was further adjusted to 12.89% effective May 1, 2000. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino (see Note 1) and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino (see Note 1). The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 commencing on November 1, 1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC and (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in (2) above is currently $66,007,000.

     The fixed rate Senior Secured notes are redeemable at the option of HCC any time on or after May 1, 2003 at 107% of the then outstanding principal amount, decreasing to 104.666%, 102.333% and 100%, respectively, on May 1, 2004, 2005 and 2006. The Company may also redeem up to 35% of the fixed rate Senior Secured Notes at a redemption price of 111.25% plus accrued interest at any time prior to May 1, 2002 with the proceeds from an offering of HCC's common stock if net proceeds to the Company from any such offering are at least $20,000,000.

     The floating rate Senior Secured Notes may be redeemed at the option of HCC at any time at an initial redemption price of 105% plus accrued interest with the redemption premium decreasing by 1% on May 1 of each year beginning May 1, 2000.

     The indenture for the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, Shreveport Management or any future guarantor; or enter into certain transactions with affiliates. The indenture also requires certain financial reporting information (see Note
     7).

(b) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement are payable in 36 monthly installments of $62,000 including interest at the rate of 7.5% per annum. HCA borrowed $2,000,000 under the agreement during October 1998.

     On May 18, 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum.

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 2000 and 2002. Current maturities of long-term debt with respect to HCT also includes short-term equipment loans with balances of $92,000 and $51,000 at March 31, 2000 and December 31, 1999, respectively, which do not accrue interest and which mature during 2000.

(d) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against through September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility are to be repaid in monthly installments

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     over a period of 36 months and are collateralized by equipment purchased with the loan proceeds. The credit facility was not renewed by HCT.

(e) During August 1999, the partnership formed to develop the Shreveport Casino issued $150,000,000 of 13% First Mortgage Notes, with contingent interest, due August 1, 2006 (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC.

     Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1, beginning February 1, 2000. In addition, contingent interest will accrue and be payable on each interest payment date after the Shreveport Casino begins operations. The amount of contingent interest will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5,000,000 for any four consecutive fiscal quarters. The notes are collateralized by a first priority secured interest in substantially all of the partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35,000,000 of financing has been or will be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     The Shreveport First Mortgage Notes are redeemable at the option of the partnership at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively. The Shreveport Partnership may also redeem up to 35% of the Shreveport First Mortgage Notes at any time prior to August 1, 2002 with proceeds of contributions to the Shreveport Partnership made by HCC from certain offerings of equity securities by HCC.

     The indenture for the Shreveport First Mortgage Notes contains various provisions limiting the ability of the Shreveport Partnership to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations. The indenture also restricts the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the partnership.

(f) In September 1998, HCC and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with their proposed change in site to Shreveport, the former partners negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation. During September 1998, the current partners and former partners of the Shreveport Partnership entered into a Compromise Agreement with the City of New Orleans under which it was agreed that one of the former partners would pay $5,000,000 to the City with the former partners being released from any further relocation claims. The current partners agreed that the Shreveport Casino would pay the City of New Orleans $5,000,000 upon securing financing for construction of their project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would, contingent on securing financing, reimburse the former partner $2,000,000 of the amount it paid to the City; such repayment is to be made at the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000, without interest,

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustments to the recorded value of project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of March 31, 2000 are set forth below:


           2000 (nine months)    $  2,841,000
           2001                     4,361,000
           2002                       597,000
           2003                       168,000
           2004                        74,000
          Thereafter              510,000,000
                                 ------------

              Total              $518,041,000
                                 ============


     Interest paid, net of amounts capitalized, amounted to $8,274,000 and $484,000, respectively, during the three month periods ended March 31, 2000 and 1999.

(4)  Cash Restricted for Construction Project

     Cash restricted for construction project consists of investments in government securities which are to be used for specified purposes and which were purchased with net proceeds from the Shreveport First Mortgage Notes (see Note
3) as required by the indenture for the Shreveport First Mortgage Notes. Such restricted cash includes (1) funds to be used for construction which are subject to meeting certain conditions prior to their disbursement, (2) funds to be used to make the first three semiannual interest payments with respect to the Shreveport First Mortgage Notes and (3) funds to be used to complete and open the Shreveport Casino in the event the construction funds in (1) above are not sufficient. Interest earned, but not yet received, on such investments is included in other current assets on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999. Upon receipt, interest is included in cash restricted for construction project.

    Cash restricted for construction project is comprised of the following:

                                                   March 31,    December 31,
                                                     2000         1999
                                                   ---------     -----------

    Construction reserve                           $109,359,000   $114,964,000
    Interest reserve                                 18,664,000     27,275,000
    Completion reserve                                5,136,000      5,071,000
                                                   ------------   ------------

                                                   $133,159,000   $147,310,000
                                                   ============   ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(5)  Income Taxes

     Components of HCC's provision for income taxes consist of the following:

                                                  Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                    2000        1999
                                               ------------   ------------
 Current:
   Federal                                     $          -   $          -
   State                                          (556,000)      (203,000)
 Deferred:
   Federal                                        (971,000)      (153,000)
   State                                           (14,000)        (2,000)
  Change in valuation allowance                     971,000        153,000
                                               ------------   ------------

                                               $   (570,000)  $   (205,000)
                                               ============   ============

     Federal income tax payments of $35,000 and $150,000, respectively, were made during the three month periods ended March 31, 2000 and 1999. State income tax payments of $175,000 were made during the three month period ended March 31, 2000; no state tax payments were made during the three month period ended March 31, 1999. Current federal income taxes for the three month period ended March 31, 2000 were offset through the use of available tax net operating loss carryforwards ("NOL's").

     At March 31, 2000, HCC and its subsidiaries continue to have NOL's available totaling approximately $45,000,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $6,273,000 and $654,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $5,209,000 and $5,246,000 at March 31, 2000 and December 31, 1999, respectively.

     The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional estimated current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



(6)  Transactions with Related Parties

     As partial consideration for its April 1, 1997 acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 to PPI Corporation. The note payable to PPI was amended as of the October 1999 acquisition of PCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. During March 2000, HCC and PPI Corporation entered into an agreement to defer the March and April payments of principal and interest on the note described in the previous paragraph until May while negotiations continue to enable PPI Corporation to restructure the obligation. The deferral of payments was extended for one additional month in May 2000. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of June 1, 2000.

(7)  Unrestricted Subsidiaries

     Under the terms of the indenture to the Senior Secured Notes (see Note 3), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries; HWCC-Holdings, Inc.; HWCC-Golf Course Partners, Inc.; and, for periods prior to its liquidation in October 1999, PML. The following presentation summarizes the financial position and results of operations of the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



Company reflecting its Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.


                            Condensed Balance Sheet
           Equity Method for Investment in Unrestricted Subsidiaries
                                 March 31, 2000
                             (amounts in thousands)

Current Assets:                                                            Current Liabilities:
Cash and cash items                                              $114,130  Current maturities of long-
Accounts receivable, net of allowance                                      term debt and capital leases                    $  4,178
 of $2,058                                                          4,390  Accounts payable and accrued
Inventories                                                         1,595  liabilities                                       46,723
Prepaid expenses and other current assets                           4,375  Other current liabilities                          3,087
                                                                                                                          ---------
Due from affiliates                                                 7,617                                                    53,988
                                                                 --------                                                 ---------
                                                                  132,107
                                                                 --------
Investment in and advances to                                              Long-term debt                                   362,862
                                                                                                                           --------
 Unrestricted Subsidiaries                                         46,843
                                                                 --------
                                                                           Capital lease obligations                         18,802
                                                                                                                          ---------
Property and equipment, net of
 accumulated depreciation and                                              Other noncurrent liabilities                       5,649
                                                                                                                           --------
 amortization of $96,168                                          162,956
                                                                 --------
                                                                           Shareholders' deficit:
Other Assets:                                                              Common stock                                           2
Deferred finance costs                                              9,970  Additional paid-in capital                       216,932
Other assets                                                       18,084  Accumulated deficit                             (288,275)
                                                                 --------                                                 ---------
                                                                   28,054                                                   (71,341)
                                                                 --------                                                 ---------

                                                                 $369,960                                                 $ 369,960
                                                                 ========                                                 =========


                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)




                       Condensed Statement of Operations
           Equity Method for Investment in Unrestricted Subsidiaries
                       Three Months Ended March 31, 2000
                             (amounts in thousands)




Net revenues                                          $ 84,015
                                                      --------

Expenses:
 Departmental expenses                                  59,353
 General and administrative                              5,379
 Depreciation and amortization                           3,264
 Development                                               230
                                                      --------

    Total expenses                                      68,226
                                                      --------

Income from operations                                  15,789
Non-operating expense, net                             (10,254)
                                                      --------
Income before taxes, extraordinary and other items       5,535
Provision for taxes                                       (570)
                                                      --------
Income before extraordinary and other items              4,965
Equity in losses of unrestricted subsidiaries           (2,153)
                                                      --------

Net income                                            $  2,812
                                                      ========

(8)  Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

(9)  Subsequent Event

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage. While the project sustained no structural damage, the interior and exterior finish on several floors of the hotel was damaged. Management believes that the Company's insurance policies will cover these losses; however, repair or replacement could take several weeks and could delay the planned opening date in early November 2000. In order to mitigate all or part of the delay, management intends to utilize provisions in its insurance coverage, including the use of overtime and additional workers, to attempt to keep the project on schedule. This strategy may require scheduling overtime for existing workers and/or hiring additional construction workers, which are currently in short supply. In addition, it will be necessary to purchase additional construction materials on an expedited basis. If the opening of the Shreveport Casino is delayed due to the tornado damage, the Company will seek to recover lost profits under its business interruption insurance coverage. Although the Company remains in the initial

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


stage of assessing the impact of the tornado, based on management's assessment of the condition of the site, the progress of construction since the date of the tornado and discussions with its insurance carriers, management believes that the damage from the tornado will not be material.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed balance sheet of Hollywood Casino-Aurora, Inc. as of March 31, 2000, and the related condensed statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Hollywood Casino-Aurora, Inc. as of December 31, 1999, and the related statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Dallas, Texas
May 1, 2000

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                                    ASSETS

                                                       March 31,
                                                        2000        December 31,
                                                     (Unaudited)        1999
                                                     ------------   ------------
Current Assets:
 Cash and cash equivalents                           $ 35,639,000   $ 22,148,000
 Accounts receivable, net of allowances
  of $910,000 and $836,000, respectively                1,140,000        992,000
 Inventories                                              831,000        845,000
 Deferred income taxes                                  1,872,000      1,809,000
 Due from affiliates                                        3,000      1,956,000
 Prepaid expenses and other current assets              1,263,000        758,000
                                                     ------------   ------------
  Total current assets                                 40,748,000     28,508,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,167,000      3,167,000
 Buildings and improvements                            46,205,000     46,205,000
 Riverboats                                            37,843,000     37,843,000
 Operating equipment                                   40,222,000     39,898,000
 Construction in progress                               1,795,000      1,625,000
                                                     ------------   ------------

                                                      129,232,000    128,738,000
 Less - accumulated depreciation and amortization     (49,473,000)   (47,717,000)
                                                     ------------   ------------

  Net property and equipment                           79,759,000     81,021,000
                                                     ------------   ------------

Other Assets                                            2,275,000      2,230,000
                                                     ------------   ------------

                                                     $122,782,000   $111,759,000
                                                     ============   ============



  The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                              March 31,
                                                2000       December 31,
                                            (Unaudited)        1999
                                            ------------   ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  1,822,000   $  1,794,000
 Accounts payable                              2,775,000      1,857,000
 Accrued liabilities -
  Salaries and wages                           1,731,000      2,758,000
  Interest                                     3,780,000      1,769,000
  Gaming and other taxes                       7,011,000      1,129,000
  Insurance                                      988,000      1,051,000
  Other                                        1,866,000      2,115,000
 Due to affiliates                             2,334,000        218,000
 Other current liabilities                     1,711,000      1,479,000
                                            ------------   ------------

  Total current liabilities                   24,018,000     14,170,000
                                            ------------   ------------

Long-Term Debt                                66,940,000     67,152,000
                                            ------------   ------------

Capital Lease Obligations                     18,802,000     18,961,000
                                            ------------   ------------

Deferred Income Taxes                          5,635,000      5,429,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000         15,000
 Additional paid-in capital                   25,541,000     25,541,000
 Retained earnings                           (18,169,000)   (19,509,000)
                                            ------------   ------------

  Total shareholder's equity                   7,387,000      6,047,000
                                            ------------   ------------

                                            $122,782,000   $111,759,000
                                            ============   ============



  The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         Three Months Ended
                                             March 31,
                                      -------------------------
                                         2000          1999
                                      -----------   -----------
Revenues:
 Casino                               $53,832,000   $41,809,000
 Food and beverage                      3,842,000     3,348,000
 Other                                    751,000       654,000
                                      -----------   -----------

                                       58,425,000    45,811,000
 Less - promotional allowances         (2,951,000)   (2,418,000)
                                      -----------   -----------

 Net revenues                          55,474,000    43,393,000
                                      -----------   -----------

Expenses:
 Casino                                35,668,000    30,150,000
 Food and beverage                      1,235,000     1,282,000
 Other                                    218,000       222,000
 General and administrative             1,481,000     3,806,000
 Depreciation and amortization          1,756,000     1,785,000
                                      -----------   -----------

  Total expenses                       40,358,000    37,245,000
                                      -----------   -----------

Income from operations                 15,116,000     6,148,000
                                      -----------   -----------

Non-operating income (expense):
 Interest income                          222,000        64,000
 Interest expense                      (2,268,000)   (1,434,000)
 Gain on disposal of assets                 1,000         1,000
                                      -----------   -----------

  Total non-operating expense, net     (2,045,000)   (1,369,000)
                                      -----------   -----------

Income before income taxes             13,071,000     4,779,000

Income tax provision                   (4,842,000)   (1,823,000)
                                      -----------   -----------

Net income                            $ 8,229,000   $ 2,956,000
                                      ===========   ===========



     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                          -------------------------
                                                             2000          1999
                                                          -----------   -----------
OPERATING ACTIVITIES:
 Net income                                               $ 8,229,000   $ 2,956,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                             1,756,000     1,785,000
  Provision for doubtful accounts                              75,000        75,000
  Gain on disposal of assets                                   (1,000)       (1,000)
  Deferred income tax provision                               143,000        35,000
  Increase in receivables                                    (223,000)      (24,000)
  Increase in accounts payable and accrued liabilities      7,472,000     4,802,000
  Net change in affiliate accounts                          4,069,000     1,642,000
  Net change in other current assets and liabilities         (259,000)      136,000
  Net change in other assets and liabilities                  (45,000)       (4,000)
                                                          -----------   -----------

 Net cash provided by operating activities                 21,216,000    11,402,000
                                                          -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (494,000)     (529,000)
 Proceeds from sale of assets                                   1,000         1,000
                                                          -----------   -----------

 Net cash used in investing activities                       (493,000)     (528,000)
                                                          -----------   -----------

FINANCING ACTIVITIES:
 Repayments of debt                                          (196,000)     (152,000)
 Payments on capital lease obligations                       (147,000)     (138,000)
 Dividends                                                 (6,889,000)            -
                                                          -----------   -----------

 Net cash used in financing activities                     (7,232,000)     (290,000)
                                                          -----------   -----------

 Net increase in cash and cash equivalents                 13,491,000    10,584,000

 Cash and cash equivalents at beginning of period          22,148,000     9,718,000
                                                          -----------   -----------

 Cash and cash equivalents at end of period               $35,639,000   $20,302,000
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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 by certain relatives of Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (collectively, the "Pratt Family") for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois
(the "Aurora Casino").   In May 1992, HCC, which was then wholly owned by
members of the Pratt Family or by certain general partnerships and trusts controlled by the Pratt Family, acquired all of the outstanding stock of HCA through the issuance of HCC stock. Prior to December 31, 1996, HCC also owned approximately 80% of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation. Prior to April 1, 1997, subsidiaries of GBCC held the management services contract for the Aurora Casino. A GBCC subsidiary continued to hold a limited partnership interest in the entity which held such management contract prior to the acquisition of such interest by HCC in October 1999 (see Note 4).

     The Aurora Casino consists of two, four-level riverboats having a combined casino space of approximately 32,000 square feet and a four-level pavilion and docking facility which houses ticketing, food service, passenger waiting, and various administrative functions. The Aurora Casino also includes two parking structures with approximately 1,350 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. HCA does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its financial position or results of operations.

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholder's equity until a hedged transaction occurs. HCA does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

     The financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999.

(2)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:

                                           March 31,    December 31,
                                             2000           1999
                                          -----------    -----------
 11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                        $66,007,000    $66,007,000
 Promissory notes to bank (b)               1,756,000      1,952,000
                                          -----------    -----------

 Total indebtedness                        67,763,000     67,959,000
 Less - current maturities                   (823,000)      (807,000)
                                          -----------    -----------

 Total long-term debt                     $66,940,000    $67,152,000
                                          ===========    ===========

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note replaced a previous intercompany note with HCC in the amount of $31,507,000 which accrued interest at the rate of 12.75%. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract (see Note 4). HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable semiannually on October 15 and

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     April 15 of each year. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien limited to the outstanding principal amount on the intercompany note to HCC on substantially all of the assets of HCA and by a pledge of the capital stock of HCA.

(b) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement are payable in 36 monthly installments of $62,000 including interest at the rate of 7.5% per annum. HCA borrowed $2,000,000 under the agreement during October 1998.

     On May 18, 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum.

     As of March 31, 2000, future maturities of long-term debt are as follows:

          2000 (nine months)    $   611,000
          2001                      747,000
          2002                      156,000
          2003                      168,000
          2004                       74,000
       Thereafter                66,007,000
                                -----------
                                $67,763,000
                                ===========

     Interest paid for the three month periods ended March 31, 2000 and 1999 amounted to $257,000 and $268,000, respectively.

(3)  Income Taxes

     HCA's provision for income taxes consists of the following:

                 Three Months Ended
                     March 31,
              -------------------------
                 2000          1999
              -----------   -----------
Current:
 Federal      $(4,143,000)  $(1,589,000)
 State           (556,000)     (199,000)
Deferred:
 Federal         (129,000)      (32,000)
 State            (14,000)       (3,000)
              -----------   -----------

              $(4,842,000)  $(1,823,000)
              ===========   ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid no federal income taxes during either of the three month periods ended March 31, 2000 or 1999. HCA paid state income taxes of $175,000 during the three month period ended March 31, 2000; no state income taxes were paid during the three month period ended March 31, 1999.

     The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 as they pertain to HCA. The intercompany tax obligation under the tax sharing agreement and the net deferred tax liability have been adjusted to reflect the results of such examination. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCA.

(4)  Transactions with Related Parties

     Pursuant to a management services agreement which was terminated in October 1999, HCA paid base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership in which HCC was the general partner and a subsidiary of GBCC was the limited partner. HCA incurred such fees totaling $2,600,000 during the three month period ended March 31, 1999. During October 1999, HCC acquired the GBCC subsidiary which held the limited partnership in PML following the confirmation of the GBCC subsidiary's plan of reorganization under Chapter 11 of the United States Bankruptcy Code. HCA borrowed an additional $37,000,000 under its intercompany note with HCC (see Note 2) to acquire and terminate the management contract. Accordingly, effective October 13, 1999, HCA no longer pays a management fee. The $37,000,000 payment by HCA was recorded by HCA as the cost of terminating the management contract and was reflected as an expense during the fourth quarter of 1999.

(5)  Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Tunica, Inc. and subsidiary as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of HWCC-Tunica, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
May 1, 2000

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                        March 31,
                                                          2000       December 31,
                                                      (Unaudited)        1999
                                                      ------------   ------------
Current Assets:
 Cash and cash equivalents                            $ 12,131,000   $ 10,339,000
 Accounts receivable, net of allowances of
  $1,148,000 and $990,000, respectively                  3,075,000      2,722,000
 Inventories                                               764,000        869,000
 Deferred income taxes                                   1,494,000      1,346,000
 Prepaid expenses and other current assets               1,170,000      1,190,000
 Due from affiliates                                       492,000        503,000
                                                      ------------   ------------

  Total current assets                                  19,126,000     16,969,000
                                                      ------------   ------------

Property and Equipment:
 Land and improvements                                   4,780,000      4,781,000
 Buildings                                              76,074,000     76,011,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    45,002,000     44,731,000
 Construction in progress                                  570,000        134,000
                                                      ------------   ------------

                                                       128,950,000    128,181,000
  Less - accumulated depreciation and amortization     (45,999,000)   (44,575,000)
                                                      ------------   ------------

 Net property and equipment                             82,951,000     83,606,000
                                                      ------------   ------------

Other Assets:
 Land rights                                             6,996,000      7,047,000
 Other assets                                            4,606,000      4,776,000
                                                      ------------   ------------

  Total other assets                                    11,602,000     11,823,000
                                                      ------------   ------------

                                                      $113,679,000   $112,398,000
                                                      ============   ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY


                                             March 31,
                                               2000       December 31,
                                           (Unaudited)        1999
                                           ------------   ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations            $  1,409,000   $  1,491,000
 Accounts payable                             1,508,000      1,081,000
 Accrued liabilities -
  Salaries and wages                          1,914,000      1,569,000
  Interest                                      437,000        437,000
  Gaming and other taxes                      1,084,000      1,340,000
  Insurance                                   1,744,000      1,839,000
  Other                                       2,259,000      2,214,000
 Other current liabilities                    1,230,000      1,168,000
                                           ------------   ------------

 Total current liabilities                   11,585,000     11,139,000
                                           ------------   ------------

Long-Term Debt                               88,357,000     88,649,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding               -              -
 Additional paid-in capital                  22,637,000     22,637,000
 Accumulated deficit                         (8,900,000)   (10,027,000)
                                           ------------   ------------

  Total shareholder's equity                 13,737,000     12,610,000
                                           ------------   ------------

                                           $113,679,000   $112,398,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months Ended
                                                March 31,
                                        -------------------------
                                            2000          1999
                                        -----------   -----------
Revenues:
 Casino                                 $26,633,000   $24,536,000
 Rooms                                    2,457,000     2,394,000
 Food and beverage                        4,096,000     3,636,000
 Other                                      348,000       311,000
                                        -----------   -----------

                                         33,534,000    30,877,000
 Less - promotional allowances           (4,993,000)   (4,502,000)
                                        -----------   -----------

   Net revenues                          28,541,000    26,375,000
                                        -----------   -----------

Expenses:
 Casino                                  20,808,000    17,984,000
 Rooms                                      170,000       269,000
 Food and beverage                        1,126,000       905,000
 Other                                      150,000       273,000
 General and administrative               1,207,000     1,479,000
 Depreciation and amortization            1,476,000     1,966,000
                                        -----------   -----------

   Total expenses                        24,937,000    22,876,000
                                        -----------   -----------

Income from operations                    3,604,000     3,499,000
                                        -----------   -----------

Non-operating income (expenses):
 Interest income                             43,000       135,000
 Interest expense                        (2,520,000)   (2,740,000)
 Loss on disposal of assets                       -        (2,000)
                                        -----------   -----------

   Total non-operating expenses, net     (2,477,000)   (2,607,000)
                                        -----------   -----------

Income before income taxes                1,127,000       892,000
Income tax provision                            -             -
                                        -----------   -----------

Net income                              $ 1,127,000   $   892,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                           -------------------------
                                                              2000           1999
                                                           -----------   -----------
OPERATING ACTIVITIES:
 Net income                                                $ 1,127,000   $   892,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                              1,476,000     1,966,000
  Provision for doubtful accounts                              217,000        49,000
  Loss on disposal of assets                                       -           2,000
  Increase in accounts receivable                             (559,000)     (718,000)
  Increase in accounts payable and accrued expenses            466,000       716,000
  Net change in other current assets and liabilities           187,000      (127,000)
  Net change in other noncurrent assets and liabilities         21,000         2,000
                                                           -----------   -----------

   Net cash provided by operating activities                 2,935,000     2,782,000
                                                           -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                          (769,000)   (3,145,000)
 Short-term investments                                              -     2,927,000
 Investment in unconsolidated affiliate                              -       (66,000)
 Proceeds from sale of assets                                        -        36,000
                                                           -----------   -----------

  Net cash used in investing activities                       (769,000)     (248,000)
                                                           -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                      104,000     1,876,000
 Repayments of long-term debt                                 (478,000)     (260,000)
 Dividends                                                           -    (8,000,000)
                                                           -----------   -----------

  Net cash used in financing activities                       (374,000)   (6,384,000)
                                                           -----------   -----------

  Net increase (decrease) in cash and cash equivalents       1,792,000    (3,850,000)
   Cash and cash equivalents at  beginning of period        10,339,000    16,325,000
                                                           -----------   -----------

   Cash and cash equivalents at end of period              $12,131,000   $12,475,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee. The facility (the "Tunica Casino") was completed and commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). The Tunica Casino currently includes a casino with 54,000 square feet of gaming space, 506 hotel rooms and suites, a 123-space recreational vehicle park and related amenities. HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 18, 2001.

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. HCT does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its consolidated financial position or results of operations.

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholder's equity until a hedged transaction occurs. HCT does not believe the adoption of SFAS 133 will have a significant impact on its consolidated financial position or results of operations.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     The consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999.

(2)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                       March 31,    December 31,
                                                         2000          1999
                                                      -----------   -----------
 11.25% Promissory note to HCC due May 1, 2007 (a)    $87,045,000   $87,045,000
 Note payable to HCC (a)                                  329,000       329,000
 Equipment loans (b)                                    2,160,000     2,488,000
 Bank credit facility (c)                                 232,000       278,000
                                                      -----------   -----------

   Total indebtedness                                  89,766,000    90,140,000
  Less - current maturities                            (1,409,000)   (1,491,000)
                                                      -----------   -----------

   Total long-term debt                               $88,357,000   $88,649,000
                                                      ===========   ===========

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note replaced previous intercompany notes with HCC aggregating $84,045,000 and which accrued interest at the rate of 12.75%. During October 1999, HCT borrowed the additional $3,000,000 available under the intercompany note with HCC as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement (see Note 4). No additional borrowings are available under the 11.25% intercompany note agreement. Interest on advances is payable semiannually on April 15 and October 15 of each year. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (2) is currently $66,007,000 and may be increased as a result of additional borrowings up to a maximum of $108,000,000.

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

(b) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 2000 and 2002. Current maturities of long-term debt includes short-term equipment loans with balances of $92,000 and $51,000 at March 31, 2000 and December 31, 1999, respectively, which do not accrue interest and which mature during 2000.

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

     Scheduled payments of long-term debt as of March 31, 1999 are set forth below:

               2000 (nine months)    $ 1,117,000
               2001                    1,033,000
               2002                      242,000
               2003                          -
               2004                          -
               Thereafter             87,374,000
                                     -----------
                 Total               $89,766,000
                                     ===========

     Interest paid amounted to $2,520,000 and $2,740,000, respectively, during the three month periods ended March 31, 2000 and 1999.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(3)  Income Taxes

     HCT's provision for income taxes consists of the following:

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                  2000       1999
                                               ---------   ---------

Provision for deferred federal income taxes    $ 389,000   $ 429,000
Valuation allowance                             (389,000)   (429,000)
                                               ---------   ---------
                                               $     -     $     -
                                               =========   =========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no federal or state income taxes during either of the three month periods ended March 31, 2000 or 1999.

     At March 31, 2000, HCT had net operating loss carryforwards ("NOL's") totaling approximately $7,200,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income currently being earned by HCT and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of a net deferred tax asset of $2,125,000 at both March 31, 2000 and December 31, 1999.

     The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 as they pertain to HCT. The intercompany tax receivable under the tax sharing agreement and the net deferred tax asset have been adjusted to reflect the results of such examination. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCT.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(4)  Transactions with Related Parties

   Pursuant to a consulting agreement which was terminated during October 1999, HCT incurred a $100,000 per month consulting fee to Pratt Casino Corporation ("PCC"), an affiliated company. During October 1999, HCC acquired PCC following the confirmation of PCC's plan of reorganization under Chapter 11 of the United
States Bankruptcy Code.   HCT borrowed an additional $3,329,000 from HCC (see
Note 2) to acquire and terminate the consulting agreement. Accordingly, effective October 13, 1999, HCT no longer pays a consulting fee. The $3,329,000 payment by HCT was recorded by HCT as the cost of terminating the consulting agreement and was reflected as an expense during the fourth quarter of 1999.

(5)  Reclassifications

   Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

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

RESULTS OF OPERATIONS

     HCC had net revenues for the three month period ended March 31, 2000 of $84 million, a 20.4% increase from the $69.8 million during the same period of 1999. The increase is attributable to improved net revenues at the Aurora Casino of $12.1 million (27.8%) and at the Tunica Casino of $2.2 million (8.2%). Operating expenses increased by $9.1 million to $69.3 million during the three month period ended March 31, 2000 from $60.2 million during the same period of 1999.

     Consequently, HCC's income from operations increased by $5.5 million (55.7%) during the first quarter of 2000 compared to the same period of 1999. Income from operations, exclusive of management fees, at the Aurora Casino increased by $6.4 million to $15.1 million during the three month period ended March 31, 2000 compared with the same period of 1999 due to increased patron volume. Income from operations at the Tunica Casino increased slightly by $105,000 to $3.6 million due to the elimination of consulting fees as a result of the Tunica Casino terminating its management contract in October 1999.

Aurora Casino

     General

     Income from operations at the Aurora Casino, adjusted to exclude management fees, amounted to $15.1 million and $8.7 million, respectively, for the three month periods ended March 31, 2000 and 1999. The 2000 increase results from improvement in casino revenues primarily from the commencement of dockside gaming on June 26, 1999 as well as to increased marketing efforts.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three month periods ended March 31, 2000 and 1999.

                                     Three Months Ended
                                         March 31,
                                ---------------------------
                                     2000          1999
                                ------------   ------------
Revenues:
 Table games                    $ 11,323,000   $ 10,465,000
 Slot machines                    41,697,000     30,776,000
 Poker revenues                      812,000        568,000
                                ------------   ------------

  Total                         $ 53,832,000   $ 41,809,000
                                ============   ============

Table games:
 Gross wagering (drop) (1)      $ 67,805,000   $ 59,408,000
 Hold percentage (2)                    16.7%          17.6%

Slot machines:
 Gross wagering (handle) (1)    $739,191,000   $542,397,000
 Hold percentage (2)                     5.6%           5.7%

-----------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

     Total gross wagering at the Aurora Casino as measured by table drop and slot machine handle increased $205.2 million (34.1%) during the first quarter of 2000 compared to the first quarter of 1999. Table games wagering increased by $8.4 million (14.1%) and slot machine wagering increased by $196.8 million (36.3%) in the 2000 first quarter compared to the 1999 period. The increases in gross wagering are primarily attributable to the advent of dockside gaming on June 26, 1999.

     Revenues

     Casino revenues increased $12 million (28.8%) during the first quarter of 2000 compared to the same period of 1999 due to the increases in gross wagering previously discussed. Table game revenues increased $858,000 (8.2%) during the first quarter of 2000 compared to the 1999 period. The 36.3% increase in slot machine handle during the first quarter of 2000 coupled with a decline in the slot machine hold percentage to 5.6% from 5.7% resulted in a three month slot machine revenue increase of $10.9 million (35.5%) compared to the corresponding period in 1999. Poker revenues increased $244,000 (43%) in 2000 compared to the prior year period due to increased hours of operation. Saturday poker operations were added during the fourth quarter of 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Food and beverage and other revenues at the Aurora Casino increased by $494,000 (14.8%) and $97,000 (14.8%), respectively, during the first quarter of 2000 compared to the prior year period reflecting the increased patron volume during 2000.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 64.2% during the three month period ended March 31, 2000 compared to 60.4% during the like period in 1999. The increase from the prior year period reflects an increase in promotional activities as part of the Aurora Casino's marketing efforts.

     Departmental Expenses

     Casino expenses increased $5.5 million (18.3%) during the first quarter of 2000 compared to the 1999 period. Such increase results primarily from additional gaming taxes of $3.8 million associated with the increase in casino revenues as well as to an additional $1.4 million of marketing expenses.

     Neither food and beverage nor other expenses changed significantly during the first quarter of 2000 compared to 1999 despite the volume increases previously discussed. Higher food and beverage costs attributable to the increases in patron volume were offset by management's efforts to control operating costs as well as by increased allocations to the casino department as part of the Aurora Casino's marketing efforts. Volume and operating cost increases in other expenses were offset by a $300,000 decrease in costs related to cruising requirements during 1999 which are no longer necessary as a result of the commencement of dockside gaming.

Tunica Casino

     General

     Income from operations at the Tunica Casino amounted to $3.6 million for the three month period ended March 31, 2000 compared to $3.5 million during the same period of 1999. In October 1999, the Tunica Casino acquired and terminated its consulting agreement with PCC. Exclusive of such costs in 1999, income from operations decreased by $195,000 (5.1%) during the first quarter of 2000 compared to the 1999 first quarter period. The decline is attributable to increased marketing costs in response to competitive pressures and to a decrease in the table games hold percentage and is partially offset by an increase in slot machine revenues resulting from increases in gross wagering.

     Gaming Operations

     The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three month periods ended March 31, 2000 and 1999.

                                     Three Months Ended
                                          March 31,
                                ---------------------------
                                    2000           1999
                                ------------   ------------
Casino Revenues:
 Table games                    $  3,702,000   $  3,803,000
 Slot machines                    22,689,000     20,491,000
 Poker revenues                      242,000        242,000
                                ------------   ------------

  Total                         $ 26,633,000   $ 24,536,000
                                ============   ============

Table games:
 Gross wagering (drop) (1)      $ 21,526,000   $ 19,127,000
 Hold percentage (2)                    17.2%          19.9%

Slot machines:
 Gross wagering (handle) (1)    $432,174,000   $390,615,000
 Hold percentage (2)                     5.2%           5.2%

(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $44 million (10.7%) during the three month period ended March 31, 2000 compared to the same period of 1999. These increases consist of improvement in table game drop and slot machine handle of $2.4 million (12.5%) and $41.6 million (10.6%), respectively. Management believes the increases are attributable to the implementation during 1999 of a more aggressive marketing campaign designed to reposition the Tunica Casino within the Tunica gaming market. Patron volume declined slightly during the first quarter of 2000 compared to the same period in 1999 while gross wagering increased, indicating that the Tunica Casino has been successful in attracting higher value patrons.

     Revenues

     Casino revenues increased $2.1 million (8.5%) during the three month period ended March 31, 2000 compared to the 1999 period. Table game revenues decreased 2.7% during the first quarter of 2000 as the increase in table drop was more than offset by the decline in the table game held percentage to 17.2% in the 2000 first quarter from 19.9% in the comparable 1999 period. Slot machine revenue increased $2.2 million (10.7%) during the first quarter of 2000 compared to the 1999 first quarter reflecting the 10.6% increase in drop during the 2000 period. Poker revenues were unchanged during the 2000 period compared to the prior year.

     Rooms revenue did not change significantly during the three month period ended March 31, 2000 compared to the same period in 1999. Hotel occupancy rates increased slightly to 83.2% in the first quarter of 2000 compared to 80.8% in the 1999 first quarter period when renovations to hotel rooms and suites and

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


inclement weather negatively impacted occupancy rates. Additional revenues resulting from the higher occupancy rate were partially offset by a decrease in the average room rate to $61 per night in the first three months of 2000 compared to $64 per night in the 1999 period. Food and beverage revenues increased $460,000 (12.7%) during the first quarter of 2000 compared to the same period in 1999 despite the aforementioned decrease in patron volume. The increase in food and beverage sales reflects an increase in the use of food and beverage complimentaries as part of the Tunica Casino's marketing programs and to an increase in food and beverage prices. Other revenues did not change significantly during the 2000 period compared to 1999.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, increased to 72.4% from 71% during the three month period ended March 31, 2000 compared to 1999. The first quarter percentage increase is the result of increased use of complimentary rooms and food and beverages as part of the Tunica Casino's marketing programs.

     Departmental Expenses

     Casino expenses increased $2.8 million (15.7%) during the three month period ended March 31, 2000 compared to the 1999 period primarily reflecting the increases in the Tunica Casino's marketing programs. Rooms expense decreased $99,000 (36.8%) during the first quarter of 2000 compared to the prior year period reflecting the increased allocation of hotel costs associated with marketing programs to the casino department. Food and beverage expenses increased by $221,000 (24.4%) during the first quarter of 2000 compared to the same period in 1999. Although this increase was on a percentage basis considerably more than the percentage increase in the associated revenues, gross profit margins on food and beverage sales remained little changed at 72.5% in the 2000 first quarter compared to 75.1% in the 1999 period. Other expenses decreased by $123,000 (45.1%) for the period ended March 31, 2000 compared to the 1999 period as a result of increased allocations to the casino department.

Other Consolidated Items
------------------------

     General and Administrative

     General and administrative expenses increased by $569,000 (11.6%) during the first quarter of 2000 compared to the same period in 1999. Such expenses at the Aurora Casino (net of management fees) increased by 22.8% during the 2000 period primarily as a result of additional overhead costs now charged to the Aurora Casino which, prior to October 1999, were changed to its management company, PML. The Tunica Casino experienced an increase in general and administrative expenses (net of consulting fees) of 2.4% during the 2000 period compared to the prior year period primarily as a result of increases in personnel costs. The remaining corporate general and administrative expense increase of $266,000 (10.6%) during the 2000 period results from increases in corporate overhead costs, primarily legal fees and personnel costs.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $497,000 (13.2%) during the three month period ended March 31, 2000 compared to the 1999 period primarily due to certain operating equipment at Tunica Casino becoming fully depreciated during the latter part of 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. The increase in such costs was not significant from a monetary amount during the three month period ended March 31, 2000 compared to the 1999 period.

     Preopening Costs

     Preopening costs are the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, are required to be expensed as incurred. Such costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Management expects that these costs will increase substantially as the opening of the Shreveport Casino approaches.

     Interest Income

     Interest income increased $2.8 million (782.7%) during the first quarter of 2000 compared to the 1999 period reflecting interest on the unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities").

     Interest Expense

     Interest expense increased by $7.5 million (97.8%) during the first three months of 2000 compared to the prior year period due primarily to the increase in HCC's long-term indebtedness from the May 1999 issuance of the Senior Secured Notes and the August 1999 issuance of $150 million of 13% First Mortgage Notes with respect to the Shreveport Casino. Although the issuance of the Senior Secured Notes increased HCC's indebtedness to a face value of $360 million from a face value of $204.7 million, the initial effective interest rate fell to 11.27% from 13.75%. The interest rate on $50 million of the Senior Secured Notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. On May 1, 2000, the interest rate on such notes increased to 12.89% from 12.41%, effectively increasing the Company's annual interest expense by $239,000. A portion of the interest on the 13% First Mortgage Notes is being capitalized during the construction period ($1.4 million during the three month period ended March 31, 2000).

     Income Taxes

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Current federal income taxes for the three month period ended March 31, 2000 were offset through the use of such NOL's. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $5.2 million as of March 31, 2000.

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

     Minority Interest in Earnings of Limited Partnership

     The minority interest in the earnings of the limited partnership which held the management contract for the Aurora Casino decreased by $2 million (100%) during the 2000 period compared to the 1999 period. As a result of the acquisition and termination of the management contract, such minority interest has not been incurred subsequent to October 13, 1999 (see "Liquidity and Capital Resources - Pratt Casino Corporation Acquisition" below). The acquisition of the minority interest resulted in a change during the fourth quarter of 1999 of $37 million.

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

     In preparation for the Year 2000, management conducted a program to prepare the Company's computer systems and applications as well as its non-information technology (embedded microchip) systems. The two major information technology systems identified as not Year 2000-compliant were replaced. The cost of acquiring, testing and converting HCC's systems was less than $1 million. The majority of these costs were included in capital expenditures during 1999.

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

     Market Risk

     The Company has $50 million of floating rate Senior Secured Notes outstanding (see "Liquidity and Capital Resources - Financing Activities" below). Interest on the floating rate notes is at the LIBOR rate plus 6.28% and is reset semiannually. Accordingly, an increase in the LIBOR rate of 1% would increase interest expense by $500,000 per year. Management also has a financing arrangement for the lease of furniture, fixtures and equipment for the Shreveport Casino. The $30 million financing includes variable interest to be reset quarterly. Accordingly, an increase in the underlying base rate of 1% would increase interest expense by $300,000 per annum.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The floating rate loan and the furniture, fixture and equipment financing were entered into for non-trading purposes as sources of funding for the Company and management believes that these financings have no other material market risks other than interest rate risk. Such interest rare risk is beyond management's control; however, the resulting obligations could be prepaid should increases in the underlying interest rate result in an excessive financing cost; however, prepayment of the floating rate notes would require a premium in the amount of 4% as of May 1, 2000, decreasing by 1% each subsequent May 1.

     The 13% First Mortgage Notes issued by the Shreveport Partnership to finance construction of the Shreveport Casino include interest at the rate of 13% payable semiannually as well as contingent interest once the Shreveport Casino opens. The contingent interest will be equal to 5% of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the 13% First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33%. This maximum would assume that the consolidated cash flow of the Shreveport Casino was at least $100 million. The contingent component of interest under the 13% First Mortgage Notes was negotiated with the Shreveport Partnership's lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by cash flows and can only be paid if certain coverage ratios are met, liquidity and capital resources of the Shreveport Partnership will not be compromised by the payment, if any, of contingent interest.

     Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC's debt securities of approximately $23 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     The operations of the Aurora Casino and Tunica Casino continue to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $21.2 million of cash flow from operations during the first three months of 2000. The Tunica Casino provided $2.9 million of cash from operations during the first three months of 2000. HCC's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first three months of 2000 included costs to pursue development opportunities ($230,000), corporate overhead costs ($2.7 million) and preopening and other costs with respect to the Shreveport Casino ($468,000).

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Pratt Casino Corporation Acquisition

     In October 1999, HCC acquired all of the capital stock of Pratt Casino Corporation ("PCC") from Greate Bay Casino Corporation ("GBCC"). PCC owned the limited partnership interest in Pratt Management, L.P. ("PML"), which held a management contract for the Aurora Casino, and also held a consulting agreement with the Tunica Casino.

     HCC's acquisition of PCC was part of a pre-negotiated plan of reorganization approved by the United States Bankruptcy Court for the District of Delaware in October 1999. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a new $40.3 million obligation payable in satisfaction of the PRT Funding Corp. notes in default. The payment of the $40.3 million obligation by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected at that time as a charge to expense by the affected entities.

     Financing Activities

     During May 1999, HCC issued $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% (initially 11.36%) and is reset semiannually. Effective May 1, 2000, the interest rate increased to 12.89% from its previous rate of 12.41% per annum. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"), and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually on May 1 and November 1 commencing on November 1, 1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC and (4) the collateral assignment of the management contract for the Shreveport Casino. The lien described in (2) above is currently limited to approximately $66 million.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The indenture for the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, Shreveport Management or any future guarantor; or enter into certain transactions with affiliates.

     During August 1999, the Shreveport Partnership issued $150 million of 13% First Mortgage Notes due 2006 with contingent interest, the net proceeds of which, together with capital contributions from HCL and $30 million of furniture, fixture and equipment financing, will provide the approximately $230 million of funds necessary to build, equip and open the Shreveport Casino (see "Liquidity and Capital Resources -Capital Expenditures and Other Investing Activities"). The Shreveport First Mortgage Notes are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1 beginning February 1, 2000. In addition, contingent interest will accrue and be payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35 million of financing has been or will be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

     The indenture for the Shreveport First Mortgage Notes contains various provisions limiting the ability the Shreveport Partnership to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations. The indenture also limits the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the Shreveport Partnership.

     The Shreveport Partnership has entered into a lease agreement with a third party lessor for up to $30 million to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Advances under the lease agreement must be in amounts of at least $1 million and will accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, the Shreveport Partnership will only pay interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30 million. When the Shreveport Casino opens, the total outstanding borrowings will become payable quarterly including interest over a three year period to fully amortize the loan. The lease will be treated as a capital lease for financial reporting purposes. Borrowings under the financing arrangement will be collateralized by the furniture, fixtures and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes. As of March 31, 2000, no borrowings were outstanding under the lease agreement.

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

     Prior to October 14, 1999, HCC was the general partner in the limited partnership which held the Aurora management agreement, having acquired such interest in April 1997. HCC's original acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.8 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of partnership distributions which were made to HCC prior to the liquidation of the general partnership in October 1999. Effective November 1, 1999, HCC began making monthly payments of principal and interest totaling $83,000 which, together with additional quarterly principal payments of $21,000 beginning in January 2000, approximate HCC's payment obligations while the management contract was in effect.

     During March 2000, HCC and PPI Corporation entered into an agreement to defer the March and April payments of principal and interest on the note described in the previous paragraph until May while negotiations continue to enable PPI Corporation to restructure the obligation. The deferral of payments was extended for one additional month in May 2000. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of June 1, 2000.

     As of March 31, 2000, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 2000 are approximately $2.8 million and $2 million, respectively.

     Capital Expenditures and Other Investing Activities

     Aurora Casino -

     Capital expenditures at the Aurora Casino during the first quarter of 2000 were $494,000; management anticipates spending $3.6 million during the remainder of 2000 toward its ongoing capital improvements program. Significant projects planned for 2000 include new slot machines, renovations to restaurants and other departmental expenditures. In addition, the Company is currently finalizing plans to replace the Aurora Casino's two riverboats with a newly constructed, permanently moored dockside casino. As currently planned, the new facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The new facility is projected to cost approximately $60-65 million and will require a construction period of 14 months. The Company received the required regulatory approvals for its planned dockside casino in April 2000 and construction is expected to begin as soon as possible following the resolution of certain litigation as described below. Upon the resolution of this litigation, the Aurora Casino will amortize the remaining net book value of its existing riverboats (approximately $30.3 million at March 31, 2000) over the estimated 14-month construction period prior to the boats being removed from service. As a result, depreciation expense during 2000 could be significantly greater than during 1999. Approximately $40 million of the estimated $60-65 million in project

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


costs for the proposed dockside facility were obtained from HCC's debt offering completed in May 1999 with the remainder to come from operating cash flow.

     The Company intends to build its new dockside casino in two halves, which would be connected to form a single dockside casino. The Company is considering proceeding with the construction of the first half of the dockside casino prior to the final resolution of the litigation described below. If the Company proceeds with this approach, it would attempt to place all of its gaming positions on the first half of the dockside casino and would not develop the second half of the facility until the litigation is resolved.

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

     Pending resolution of the litigation and without regard to its decision of whether to build the first half of the dockside casino, management has started construction of a barge to connect its two existing riverboats. The project is expected to cost approximately $3.5 million to complete, including approximately $1.3 million in docking facilities that can be used by the new dockside barge casino should it be built. The new barge is expected to open in mid-July of 2000. The barge will allow patrons to move freely between the two existing boats and will enable management to reconfigure its casino space for increased patron comfort. Management believes that the reconfigured facility will significantly enhance its current operations until the Company is able to replace its existing riverboats with the new dockside facility.

     Tunica Casino -

     Capital expenditures at the Tunica Casino during the first quarter of 2000 amounted to $769,000; management anticipates spending $3.2 million during the remainder of 2000. Projects planned for 2000 include updating slot machines, upgrades to marketing systems, renovations to hotel suites and other departmental expenditures.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course, which opened in November 1998, have totaled approximately $2.1 million.

     Shreveport Casino -

     In September 1998, the Shreveport Partnership received approval to develop, own and operate a Hollywood-themed hotel and casino complex on the Red River in Shreveport, Louisiana. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which HCL would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


of the joint venture partners to acquire its interest in the Shreveport Partnership for $2.5 million (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board on April 20, 1999. Consequently, effective as of April 23, 1999, HCL has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold.

     The total estimated cost of the Shreveport Casino is approximately $230 million, of which approximately $69.9 million has been spent as of March 31, 2000. HCL has contributed approximately $49 million as an equity investment in the project with the other joint venture partner having contributed $1 million to the project with the proceeds of a loan from HCL. The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Principle on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino. The joint venture partner was also given credit for an additional $1 million capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5 million obligation discussed below. The credit was in recognition of guarantees provided by an affiliate of the partner which were necessary for the Shreveport Partnership to obtain approval of its license. The $2 million equity interest of the partner is reflected as minority interest on the consolidated financial statements of HCC.

     In addition to the capital contributions, funding for the remaining construction and preopening costs has been provided by the Shreveport First Mortgage Notes which are non-recourse to HCC (see "Liquidity and Capital Resources - Financing Activities") and by $30 million of furniture, fixture and equipment financing. In addition, HCC has agreed to contribute up to an additional $5 million in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. Construction of the Shreveport Casino began in August 1999 with a planned opening date in early November 2000.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage. While the project sustained no structural damage, the interior and exterior finish on several floors of the hotel was damaged. Management believes that the Company's insurance policies will cover these losses; however, repair or replacement could take several weeks and could delay the planned opening date in early November 2000. In order to mitigate all or part of the delay, management intends to utilize provisions in its insurance coverage, including the use of overtime and additional workers, to attempt to keep the project on schedule. This strategy may require scheduling overtime for existing workers and/or hiring additional construction workers, which are currently in short supply. In addition, it will be necessary to purchase additional construction materials on an expedited basis. If the opening of the Shreveport Casino is delayed due to the tornado damage, the Company will seek to recover lost profits under its business interruption insurance coverage. Although the Company remains in the initial stage of assessing the impact of the tornado, based on management's assessment of the condition of the site, the progress of construction since the date of the tornado and discussions with its insurance carriers, management believes that the damage from the tornado will not be material.

     In September 1998, HCL and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with their proposed change in site to Shreveport, the former partners negotiated a settlement with the City of New Orleans to pay $10 million with respect to claims asserted by the City in connection with the relocation. During September 1998, the current partners and the former partners of the Shreveport Partnership entered into a Compromise Agreement with the City of New Orleans under which it was agreed that one of the former partners would pay $5 million to the City with the former partners being released from any further relocation claims. The current partners agreed that the Shreveport Casino would pay the City of New Orleans $5 million upon securing financing for construction of their project (the Shreveport Casino);

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

     Conclusion

     Management anticipates that HCC's funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino and Tunica Casino. Unexpended proceeds from the Senior Secured Notes are expected to be used for the planned expansion of the Aurora Casino. Construction financing for the planned Shreveport Casino has been provided from the August 1999 issuance of the Shreveport First Mortgage Notes, together with capital contributions and equipment financing. In the absence of construction overruns, management believes that, once the Shreveport Casino opens, cash flow from operations will be sufficient to meet its liquidity and capital resource needs for the next 24 months.

PART II:  OTHER INFORMATION
---------------------------

Item 6.(a) Exhibits

10.1 Seventh Amendment to Employment Agreement dated as of January 1, 2000 between Jack E. Pratt and Hollywood Casino Corporation.

10.2 Seventh Amendment to Employment Agreement dated as of January 1, 2000 between Edward T. Pratt, Jr. and Hollywood Casino Corporation.

10.3 Seventh Amendment to Employment Agreement dated as of January 1, 2000 between William D. Pratt and Hollywood Casino Corporation.

10.4 Form of Participation Agreement and related agreements among Hollywood Casino Shreveport, First Security Bank, National Association, the several lenders party thereto, First Security Trust Company of Nevada, as Administrative Agent, and Bank of America, National Association, as Arranger and Documentation Agent (Exhibit 10.27).*
__________________

* Incorporated by reference from the exhibit shown in parenthesis included in Form S-4 Registration Statement, Amendment No. 4, of Hollywood Casino Shreveport and Shreveport Capital Corporation as filed with the SEC on April 18, 2000.


Item 6.(b) - Reports on Form 8-K

     The Registrants did not file any reports on Form 8-K during the quarter
ended March 31, 2000.   The Registrants filed their Annual Report on Form 10-K
for the year ended December 31, 1999 with the Securities and Exchange Commission on March 30, 2000.


SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO CORPORATION


Date:       May 12, 2000         By: /s/        Paul C. Yates
       -----------------------      ---------------------------------------
                                                Paul C. Yates
                                        Executive Vice President and
                                           Chief Financial Officer



                                              HWCC - TUNICA, INC.


Date:       May 12, 2000         By: /s/        Paul C. Yates
       -----------------------      ---------------------------------------
                                                Paul C. Yates
                                        Executive Vice President and
                                           Chief Financial Officer