Form 10-Q
period 2000-06-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2000-08-11
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000
                              --------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  -------------------- to ------------------------

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

               Delaware                                       75-2352412
                Texas                                         75-2513808
---------------------------------------               --------------------------
  (States or other jurisdictions of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.'s)

    Two Galleria Tower, Suite 2200
        13455 Noel Road, LB 48
            Dallas, Texas                                        75240
----------------------------------------              --------------------------
(Address of principal executive offices)                       (Zip Code)



(Registrants' telephone number,including area code)          (972) 392-7777
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Registrant                         Class               Outstanding at August 10, 2000
----------------------------    ------------------------------  ------------------------------
Hollywood Casino Corporation    Common Stock, $.0001 par value        24,963,476 Shares
      HWCC-Tunica, Inc.          Common Stock, $.01 par value            1,000 Shares

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


Part I:  Financial Information
------------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat casino and entertainment facility in Aurora, Illinois approximately 35 miles west of Chicago (the "Aurora Casino") and a casino, hotel and entertainment complex in Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee (the "Tunica Casino"). In addition, the Company has a license to own and operate and is currently constructing a destination gaming resort in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Approximately 46% of HCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol "HWD". The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family").

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

     Prior to December 31, 1996, Greate Bay Casino Corporation ("GBCC") was an approximately 80% owned subsidiary of HCC. On December 31, 1996, HCC distributed the GBCC common stock it owned to its shareholders and GBCC ceased to be an HCC subsidiary.

     In October 1999, HCC acquired all of the capital stock of Pratt Casino Corporation ("PCC") from GBCC. PCC owned the limited partnership interest in Pratt Management, L.P. ("PML"), which held a management contract for the Aurora Casino and a consulting agreement with the Tunica Casino. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a $40.3 million obligation payable in satisfaction of certain notes issued by a subsidiary of PCC. The payment of the $40.3 million obligation by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected by HCC as a charge to expense during 1999.

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

     The consolidated financial statements and financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of June 30, 2000, and the results of their operations for the three and six month periods ended June 30, 2000 and 1999 and their cash flows for the six month periods ended June 30, 2000 and 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1999 Annual Report on Form 10-K.

     Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality. Consequently, the results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and their cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Dallas, Texas
August 4, 2000

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           June 30,
                                                            2000       December 31,
                                                         (Unaudited)       1999
                                                        ------------   ------------

Current Assets:
 Cash and cash equivalents                              $113,082,000   $115,351,000
 Accounts receivable, net of allowances of
  $1,997,000 and $1,826,000, respectively                  4,379,000      4,010,000
 Inventories                                               1,792,000      1,714,000
 Deferred income taxes                                     2,050,000      1,776,000
 Refundable deposits and other
  current assets                                           3,508,000      4,096,000
 Due from affiliates, net of valuation allowances          7,609,000      7,705,000
                                                        ------------   ------------

  Total current assets                                   132,420,000    134,652,000
                                                        ------------   ------------

Investment in unconsolidated affiliates                    1,957,000      1,957,000
                                                        ------------   ------------

Property and Equipment:
 Land                                                      7,975,000      7,948,000
 Buildings and improvements                              122,221,000    122,122,000
 Riverboats and barges                                    40,367,000     40,367,000
 Operating equipment                                      88,166,000     85,728,000
 Construction in progress                                118,296,000     44,331,000
                                                        ------------   ------------

                                                         377,025,000    300,496,000
 Less - accumulated depreciation
  and amortization                                       (98,484,000)   (92,958,000)
                                                        ------------   ------------

  Net property and equipment                             278,541,000    207,538,000
                                                        ------------   ------------

Cash restricted for construction projects                101,278,000    147,310,000
                                                        ------------   ------------

Other Assets:
 Deferred financing costs                                 15,996,000     15,256,000
 Land rights                                               6,945,000      7,047,000
 Land held for sale, net of a valuation allowance of
 $3,084,000 in 1999                                                -      2,216,000
 Other assets                                              9,666,000      9,841,000
                                                        ------------   ------------

  Total other assets                                      32,607,000     34,360,000
                                                        ------------   ------------

                                                        $546,803,000   $525,817,000
                                                        ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                  June 30,
                                                                   2000         December 31,
                                                                (Unaudited)        1999
                                                               -------------   -------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                                $   6,369,000   $   4,538,000
 Note payable                                                      2,499,000               -
 Accounts payable                                                 21,610,000      15,293,000
 Accrued liabilities -
  Salaries and wages                                               5,013,000       6,019,000
  Interest                                                        17,748,000      16,784,000
  Gaming and other taxes                                           7,888,000       2,586,000
  Insurance                                                        2,610,000       2,890,000
  Other                                                            4,420,000       4,330,000
  Federal income tax payable                                       3,199,000       3,234,000
 Other current liabilities                                         2,232,000       2,749,000
                                                               -------------   -------------

  Total current liabilities                                       73,588,000      58,423,000
                                                               -------------   -------------

Long-Term Debt                                                   512,593,000     514,959,000
                                                               -------------   -------------

Capital Lease Obligations                                         22,086,000      18,961,000
                                                               -------------   -------------

Other Noncurrent Liabilities                                       5,635,000       5,631,000
                                                               -------------   -------------

Commitments and Contingencies

Minority Interest in Limited Partnership                           2,000,000       2,000,000
                                                               -------------   -------------

Shareholders' Deficit:
 Common Stock -
  Class A common stock, $.0001 par value per share;
   50,000,000 shares authorized; 24,953,000 and 24,950,000
   shares issued and outstanding, respectively                         2,000           2,000
  Class B, non-voting, $.01 par value per share;
   10,000,000 shares authorized; no shares issued                          -               -
 Additional paid-in capital                                      216,941,000     216,928,000
 Accumulated deficit                                            (286,042,000)   (291,087,000)
                                                               -------------   -------------

  Total shareholders' deficit                                    (69,099,000)    (74,157,000)
                                                               -------------   -------------

                                                               $ 546,803,000   $ 525,817,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                   June 30,
                                                                        ----------------------------
                                                                            2000             1999
                                                                        --------------   ------------
Revenues:
 Casino                                                                 $ 82,094,000     $ 72,414,000
 Rooms                                                                     2,653,000        2,631,000
 Food and beverage                                                         8,214,000        7,334,000
 Other                                                                     1,194,000        1,173,000
                                                                        ------------     ------------

                                                                          94,155,000       83,552,000
 Less - promotional allowances                                            (8,350,000)      (7,401,000)
                                                                        ------------     ------------

  Net revenues                                                            85,805,000       76,151,000
                                                                        ------------     ------------

Expenses:
 Casino                                                                   59,688,000       52,142,000
 Rooms                                                                       366,000          343,000
 Food and beverage                                                         2,096,000        2,166,000
 Other                                                                       455,000          583,000
 General and administrative                                                5,158,000        5,115,000
 Depreciation and amortization                                             3,246,000        3,577,000
 Preopening                                                                1,012,000                -
 Development                                                                 192,000          269,000
                                                                        ------------     ------------

   Total expenses                                                         72,213,000       64,195,000
                                                                        ------------     ------------

Income from operations                                                    13,592,000       11,956,000
                                                                        ------------     ------------

Non-operating income (expense):
 Interest income                                                           3,090,000        1,097,000
 Interest expense, net of capitalized interest of $2,418,000 in 2000     (14,134,000)      (9,359,000)
 Gain (loss) on disposal of assets                                           191,000          (55,000)
                                                                        ------------     ------------

  Total non-operating expense, net                                       (10,853,000)      (8,317,000)
                                                                        ------------     ------------

Income before income taxes, extraordinary and other items                  2,739,000        3,639,000
Income tax provision                                                        (506,000)        (349,000)
                                                                        ------------     ------------

Income before extraordinary and other items                                2,233,000        3,290,000
Minority interest in earnings of Limited Partnership (Note 1)                      -       (1,068,000)
                                                                        ------------     ------------

Income before extraordinary item                                           2,233,000        2,222,000
Extraordinary item - early extinguishment of debt                                  -      (30,353,000)
                                                                        ------------     ------------

Net income (loss)                                                       $  2,233,000     $(28,131,000)
                                                                        ============     ============

Basic income (loss) per share:
 Before extraordinary item                                              $        .09     $        .09
 Extraordinary item                                                                -            (1.22)
                                                                        ------------     ------------

 Net income (loss)                                                      $        .09     $      (1.13)
                                                                        ============     ============

Diluted income (loss) per share:
 Before extraordinary item                                              $        .08     $        .09
 Extraordinary item                                                                -            (1.21)
                                                                        ------------     ------------

 Net income (loss)                                                      $        .08     $      (1.12)
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                         ------------------------------
                                                                              2000          1999
                                                                         -------------    -------------
Revenues:
 Casino                                                                   $162,559,000    $ 138,759,000
 Rooms                                                                       5,110,000        5,025,000
 Food and beverage                                                          16,152,000       14,318,000
 Other                                                                       2,293,000        2,143,000
                                                                          ------------    -------------

                                                                           186,114,000      160,245,000
 Less - promotional allowances                                             (16,294,000)     (14,321,000)
                                                                          ------------    -------------

  Net revenues                                                             169,820,000      145,924,000
                                                                          ------------    -------------

Expenses:
 Casino                                                                    116,164,000      100,276,000
 Rooms                                                                         536,000          612,000
 Food and beverage                                                           4,457,000        4,353,000
 Other                                                                         823,000        1,078,000
 General and administrative                                                 10,612,000       10,000,000
 Depreciation and amortization                                               6,514,000        7,342,000
 Preopening                                                                  1,408,000                -
 Development                                                                   422,000          484,000
                                                                          ------------    -------------

   Total expenses                                                          140,936,000      124,145,000
                                                                          ------------    -------------

Income from operations                                                      28,884,000       21,779,000
                                                                          ------------    -------------

Non-operating income (expense):
 Interest income                                                             6,259,000        1,456,000
 Interest expense, net of capitalized interest of $3,818,000 in 2000       (29,214,000)     (16,983,000)
 Gain (loss) on disposal of assets                                             192,000          (56,000)
                                                                          ------------    -------------

  Total non-operating expense, net                                         (22,763,000)     (15,583,000)
                                                                          ------------    -------------

Income before income taxes, extraordinary and other items                    6,121,000        6,196,000
Income tax provision                                                        (1,076,000)        (554,000)
                                                                          ------------    -------------

Income before extraordinary and other items                                  5,045,000        5,642,000
Minority interest in earnings of Limited Partnership (Note 1)                        -       (3,090,000)
                                                                          ------------    -------------

Income before extraordinary item                                             5,045,000        2,552,000
Extraordinary item - early extinguishment of debt                                    -      (30,353,000)
                                                                          ------------    -------------

Net income (loss)                                                         $  5,045,000    $ (27,801,000)
                                                                          ============    =============

Basic income (loss) per share:
 Before extraordinary item                                                $        .20    $         .10
 Extraordinary item                                                                  -            (1.22)
                                                                          ------------    -------------

 Net income (loss)                                                        $        .20    $       (1.12)
                                                                          ============    =============

Diluted income (loss) per share:
 Before extraordinary item                                                $        .19    $         .10
 Extraordinary item                                                                  -            (1.21)
                                                                          ------------    -------------

 Net income (loss)                                                        $        .19    $       (1.11)
                                                                          ============    =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                           Six Months Ended
                                                                               June 30,
                                                                    ------------------------------
                                                                        2000            1999
                                                                    -------------   ---------------

OPERATING ACTIVITIES:
 Net income (loss)                                                  $   5,045,000    $ (27,801,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Extraordinary item                                                            -       30,353,000
  Depreciation and amortization, including accretion
   of debt discount                                                     7,676,000        8,282,000
  (Gain) loss on disposal of assets                                      (192,000)          56,000
  Minority interest in earnings of Limited Partnership                          -        3,090,000
  Grant of stock options                                                    9,000                -
  Provision for doubtful accounts                                         528,000          324,000
  Deferred income taxes                                                    40,000           (2,000)
  Increase in accounts receivable                                        (897,000)      (1,030,000)
  Increase in accounts payable and accrued expenses                    11,352,000        4,833,000
  Net change in other current assets and liabilities                       60,000         (170,000)
  Net change in other noncurrent assets and liabilities                   (98,000)        (504,000)
                                                                    -------------    -------------

   Net cash provided by operating activities                           23,523,000       17,431,000
                                                                    -------------    -------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (70,750,000)      (7,085,000)
 Short-term investments                                                         -        3,905,000
 Restricted cash                                                                -      (40,733,000)
 Decrease in cash restricted for construction purposes                 46,032,000                -
 Increase in cash from acquisition                                              -        1,524,000
 Proceeds from disposal of assets                                       2,408,000        3,941,000
 Investments in unconsolidated affiliates                                       -          (75,000)
                                                                    -------------    -------------

 Net cash used in investing activities                                (22,310,000)     (38,523,000)
                                                                    -------------    -------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                 104,000      343,044,000
 Deferred financing costs                                              (1,849,000)     (10,036,000)
 Repayments of long-term debt                                          (1,443,000)    (208,456,000)
 Payments on capital lease obligations                                   (298,000)        (279,000)
 Issuance of common stock                                                   4,000                -
 Limited partnership distributions                                              -       (4,137,000)
                                                                    -------------    -------------

  Net cash (used in) provided by financing activities                  (3,482,000)     120,136,000
                                                                    -------------    -------------

  Net (decrease) increase in cash and cash equivalents                 (2,269,000)      99,044,000
  Cash and cash equivalents at beginning of period                    115,351,000       42,118,000
                                                                    -------------    -------------

  Cash and cash equivalents at end of period                        $ 113,082,000    $ 141,162,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 54% of the issued and outstanding stock of HCC is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, and Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family").

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

     Prior to October 14, 1999, HCC was the general partner in Pratt Management, L.P. ("PML"), having acquired such interest in April 1997 from PPI Corporation, a wholly owned subsidiary of GBCC (see Note 7). PML held a management contract on and earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. The remaining limited partnership interest was held by Pratt Casino Corporation ("PCC"), which was a wholly owned subsidiary of GBCC until it was acquired by HCC in October 1999 (see below). While owned by GBCC, PCC's limited partnership interest was reflected on the accompanying consolidated financial statements as a minority interest. PCC also held a consulting contract with the Tunica Casino.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

    HCC acquired all of the capital stock of PCC from GBCC in October 1999. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a $40.3 million obligation payable in satisfaction of certain notes issued by a subsidiary of PCC and guaranteed by PCC. The payment of the $40.3 million obligation by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected as a charge to expense by the affected entities during 1999.

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

    In September 1998, the Shreveport Partnership received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. The acquisition price was $2,500,000 (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino (see Note 9). The revised structure of the joint venture received approval by the Louisiana Gaming Control Board (the "LGCB") on April 20, 1999. Consequently, HCL now has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is ever sold. The joint venture partner's interest is included in minority interest on the accompanying consolidated balance sheets in the amount of $2,000,000.

    The $150,000,000 Shreveport First Mortgage Notes (see Note 3), together with a total of $49,000,000 of capital contributions from HCL, a $1,000,000 capital contribution from HCL's joint venture partner made with funds loaned by HCL and $30,000,000 in furniture, fixture and equipment financing (see Note 4) are expected to provide the estimated $230,000,000 needed to construct and open the Shreveport Casino. In addition, HCC has agreed to contribute up to an additional $5,000,000 in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,409 slot machines and 68 table games; a 405-room, all suite, art deco style hotel; and approximately 42,000 square feet of restaurant and entertainment facilities. On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage estimated to be less than $3,000,000. Management believes that HCS's insurance policies will cover these losses. In addition, management of HCS will seek to recover lost profits under its business interruption insurance coverage for any delays in opening attributable to the tornado. The Shreveport Casino is currently scheduled to open in December 2000.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    HCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the

                HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

merits of individual claims and historical claims experience; accordingly, HCC's ultimate liability may differ from the amounts accrued.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year end 2000 financial statements. HCC does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its consolidated financial position or results of operations.

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

    The consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999.

(2) Earnings per common share

    Basic earnings per common share is calculated by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income (loss) by the weighted average number of shares of common stock and potential common shares outstanding.

    The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                         Three Months Ended       Six Months Ended
                                              June 30,               June 30,
                                      ----------------------------------------------
                                        2000          1999      2000          1999
                                      ----------  ----------  ----------  ----------
Shares used in the calculation of:

Basic net income per share             24,951,218  24,949,976  24,951,127  24,949,976
Diluted net income per share           26,285,632  25,182,097  26,207,304  25,067,104

    The number of shares used in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. The calculation of diluted earnings per share excludes

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

certain options to purchase common stock which would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 20,000 and 1,132,500, respectively, for the three month periods ended June 30, 2000 and 1999 and 20,000 and 1,132,500, respectively, for the six month periods ended June 30, 2000 and 1999.

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.


                                                           June 30,     December 31,
                                                            2000           1999
                                                         ------------   -------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)               $ 310,000,000   $ 310,000,000
 Floating rate Senior Secured Notes, due 2006 (a)           50,000,000      50,000,000
 Promissory note due to affiliate (Note 7)                   1,893,000       2,033,000
                                                         -------------   -------------

                                                           361,893,000     362,033,000
                                                         -------------   -------------

Indebtedness of HCA:
 Promissory note to bank (b)                                 1,556,000       1,952,000
                                                         -------------   -------------

Indebtedness of HCT:
 Equipment loans (c)                                         1,778,000       2,488,000
 Bank credit facility (d)                                      186,000         278,000
                                                         -------------   -------------

                                                             1,964,000       2,766,000
                                                         -------------   -------------

Indebtedness of HCL which is non-recourse to HCC:
 13% Shreveport First Mortgage Notes, with contingent
    interest, due 2006 (e)                                 150,000,000     150,000,000
  Other, net of discount of $151,000
 and $241,000, respectively (f)                              1,849,000       1,759,000
                                                         -------------   -------------

                                                           151,849,000     151,759,000
                                                         -------------   -------------

 Total indebtedness                                        517,262,000     518,510,000
  Less - current maturities                                 (4,669,000)     (3,551,000)
                                                         -------------   -------------

   Total long-term debt                                  $ 512,593,000   $ 514,959,000
                                                         =============   =============

_________________________________
(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes was adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999 and was further adjusted to 12.89% effective May 1, 2000. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino (see Note 1) and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     Tunica Casino (see Note 1). The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable each May 1 and November 1, beginning November 1, 1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC and (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in (2) above is currently $66,007,000.

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

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 2000 and 2002. Current maturities of long-term debt with respect to HCT also includes short-term equipment loans with balances of $52,000 and $51,000 at June 30, 2000 and December 31, 1999, respectively, which do not accrue interest and which mature during 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

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

(e) During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest, due August 1, 2006 (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC.

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

(f) In September 1998, HCL and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with moving the licensed site to Shreveport, the current and former partners negotiated a settlement with the City of New Orleans which, among other things, required that one of the former partners pay $5,000,000 to the City. The current partners agreed that the Shreveport Casino would pay the City of New Orleans $5,000,000 upon securing financing for construction of their project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would, contingent on securing financing, reimburse the former partner $2,000,000 of the amount it paid to the City; such repayment is to be made at the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustments to the recorded value of project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of June 30, 2000 are set forth below:

       2000 (six months)                              $  2,013,000
       2001                                              4,561,000
       2002                                                597,000
       2003                                                168,000
       2004                                                 74,000
      Thereafter                                       510,000,000
                                                      ------------

        Total                                         $517,413,000
                                                      ============

    Interest paid, net of amounts capitalized, amounted to $30,832,000 and $15,608,000, respectively, during the six month periods ended June 30, 2000 and 1999.

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

    HCS entered into a lease agreement with third party lessors for up to $30,000,000 to be used to acquire furniture, fixture and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1,000,000 and accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, HCS only pays interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30,000,000. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes (see Note 3(e)). As of June 30, 2000, borrowings outstanding under the lease agreement amounted to $4,137,000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Assets under capital leases and the related accumulated amortization are included on the accompanying consolidated balance sheets as follows:

                                                      June 30,    December 31,
                                                        2000          1999
                                                    -----------   ------------

Buildings                                           $27,358,000    $27,358,000
Construction in progress                              4,137,000              -
                                                    -----------   ------------

                                                     31,495,000     27,358,000
Less - accumulated amortization                      (4,733,000)    (4,279,000)
                                                    -----------   ------------

                                                    $26,762,000    $23,079,000
                                                    ===========   ============

     Amortization expense with respect to these assets amounted to $227,000 and $454,000, respectively, for the three and six month periods ended June 30, 2000 and 1999.

     Based on the borrowings outstanding at June 30, 2000, the future minimum lease payments under capital lease obligation are as follows:

        2000 (six months)                                 $  1,616,000
        2001                                                 4,301,000
        2002                                                 4,263,000
        2003                                                 4,132,000
        2004                                                 2,677,000
        Thereafter                                          18,739,000
                                                          ------------
        Total minimum lease payments                        35,728,000
        Less - amount representing interest                (11,942,000)
                                                          ------------

        Present value of future minimum lease payments      23,786,000
        Current capital lease obligation                    (1,700,000)
                                                          ------------

        Long-term capital lease obligation                $ 22,086,000
                                                          ============

(5)  Cash Restricted for Construction Project

     Cash restricted for construction project consists of investments in government securities which are to be used for specified purposes and which were purchased with net proceeds from the Shreveport First Mortgage Notes (see Note
3) as required by the indenture for the Shreveport First Mortgage Notes. Such restricted cash includes (1) funds to be used for construction which are subject to meeting certain conditions prior to their disbursement, (2) funds to be used to make the first three semiannual interest payments with respect to the Shreveport First Mortgage Notes and (3) funds to be used to complete and open the Shreveport Casino in the event the construction funds in (1) above are not sufficient. Interest earned, but not yet

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

received, on such investments is included in other current assets on the accompanying consolidated balance sheets. Upon receipt, interest is included in cash restricted for construction project.

     Cash restricted for construction project is comprised of the following:



                                                  June 30,    December 31,
                                                    2000          1999
                                                -----------   ------------

     Construction reserve                      $ 77,394,000   $114,964,000
     Interest reserve                            18,761,000     27,275,000
     Completion reserve                           5,123,000      5,071,000
                                               ------------   ------------

                                               $101,278,000   $147,310,000
                                               ============   ============
(6)  Income Taxes

     Components of HCC's provision for income taxes consist of the following:

                                     Three Months Ended            Six Months Ended
                                           June 30,                    June 30,
                                    ----------------------------------------------------
                                       2000        1999          2000           1999
                                    ---------   -----------   -----------   ------------

 Current:
  Federal                           $     -     $       -     $       -     $        -
  State                              (505,000)     (349,000)   (1,061,000)      (552,000)
 Deferred:
  Federal                            (773,000)    9,645,000    (1,744,000)     9,492,000
  State                                (1,000)            -       (15,000)        (2,000)
Change in valuation allowance         773,000    (9,645,000)    1,744,000     (9,492,000)
                                    ---------   -----------   -----------   ------------

                                    $(506,000)  $  (349,000)  $(1,076,000)  $   (554,000)
                                    =========   ===========   ===========   ============

     Federal income tax payments of $35,000 and $150,000, respectively, were made during the six month periods ended June 30, 2000 and 1999. State income tax payments of $1,241,000 and $250,000, respectively, were made during the six month periods ended June 30, 2000 and 1999. Current federal income taxes for the three and six month periods ended June 30, 2000 were offset through the use of available tax net operating loss carryforwards ("NOL's").

     At June 30, 2000, HCC and its subsidiaries continue to have NOL's available totaling approximately $44,200,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $6,273,000 and $680,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $5,207,000 and $5,246,000 at June 30, 2000 and December 31, 1999, respectively.

     The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional estimated current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

(7)  Transactions with Related Parties

     As partial consideration for its April 1, 1997 acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 to PPI Corporation. The note payable to PPI Corporation was amended as of the October 1999 acquisition of PCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through August 1, 2000 while negotiations continue between GBCC and HCC to restructure certain indebtedness owned by GBCC to HCC. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of September 1, 2000.

(8)  Unrestricted Subsidiaries

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

                            Condensed Balance Sheet
           Equity Method for Investment in Unrestricted Subsidiaries
                                 June 30, 2000
                            (amounts in thousands)

Current Assets:                                             Current Liabilities:
Cash and cash items                          $108,295       Current maturities of long-
Accounts receivable, net of allowance                        term debt and capital leases    $   4,279
 of $1,997                                      4,379       Accounts payable and accrued
Inventories                                     1,792        liabilities                        36,339
Prepaid expenses and other current assets       3,863       Other current liabilities            2,232
                                                                                             ---------
Due from affiliates                             7,609                                           42,850
                                             --------                                        ---------
                                              125,938
                                             --------
Investment in and advances to                               Long-term debt                     362,144
                                                                                             ---------
 Unrestricted Subsidiaries                     44,934
                                             --------
                                                            Capital lease obligations           18,639
                                                                                             ---------
Property and equipment, net of
 accumulated depreciation and                               Other noncurrent liabilities         5,635
                                                                                             ---------
 amortization of $98,475                      164,046
                                             --------
                                                            Shareholders' deficit:
Other Assets:                                               Common stock                             2
Deferred finance costs                          9,613       Additional paid-in capital         216,941
Other assets                                   15,638       Accumulated deficit               (286,042)
                                             --------                                        ---------
                                               25,251                                          (69,099)
                                             --------                                        ---------

                                             $360,169                                        $ 360,169
                                             ========                                        =========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


                       Condensed Statements of Operations
           Equity Method for Investment in Unrestricted Subsidiaries
                Three and Six Month Periods Ended June 30, 2000
                             (amounts in thousands)

                                                            Three Months Ended   Six Months Ended
                                                               June 30, 2000      June 30, 2000
                                                             ------------------  ----------------
Net revenues                                                   $  85,805          $  169,820
                                                               ---------          ----------

Expenses:
 Departmental expenses                                            62,627             121,980
 General and administrative                                        5,082              10,461
 Depreciation and amortization                                     3,243               6,507
 Development                                                         192                 422
                                                               ---------          ----------

    Total expenses                                                71,144             139,370
                                                               ---------          ----------

Income from operations                                            14,661              30,450
Non-operating expense, net                                        (9,813)            (20,067)
                                                               ---------          ----------
Income before taxes and other item                                 4,848              10,383
Provision for taxes                                                 (506)             (1,076)
                                                               ---------          ----------
Income before other item                                           4,342               9,307
Equity in losses of unrestricted subsidiaries                     (2,109)             (4,262)
                                                               ---------          ----------

Net income                                                     $   2,233          $    5,045
                                                               =========          ==========

(9)  Supplemental Cash Flow Information

     During June 2000, HCS obtained proceeds under capital lease obligations amounting to $4,137,000 used to purchase fixed assets during the construction period (see Note 4).

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


      In connection with the acquisition by HCL of one of its joint venture partners in the Shreveport Partnership (see Note 1) during April 1999, the joint venture became a consolidated subsidiary of HCC. The acquisition of the joint venture interest and consolidation of the joint venture resulted in the assumption of liabilities as follows:


      Fair value of non-cash assets acquired          $ 1,465,000
      Cash acquired                                     1,525,000
      Contingent liability for purchase                (2,499,000)
      Pre-acquisition losses attributable to joint
       Venture partner                                     12,000
      Cash paid for capital stock                          (1,000)
                                                      -----------

      Liabilities assumed                             $   502,000
                                                      ===========

      The contingent liability of $2,499,000 shown above was recorded as a non-cash transaction during the second quarter of 2000 and is reflected as a note payable on the accompanying consolidated balance sheet at June 30, 2000.

(10)  Reclassifications

      Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed balance sheet of Hollywood Casino-Aurora, Inc. as of June 30, 2000, and the related condensed statements of operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 4, 2000

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                                    ASSETS

                                                       June 30,
                                                        2000         December 31,
                                                     (Unaudited)         1999
                                                     ------------   ------------
Current Assets:
 Cash and cash equivalents                           $ 29,595,000   $ 22,148,000
 Accounts receivable, net of allowances
  of $932,000 and $836,000, respectively                1,196,000        992,000
 Inventories                                            1,016,000        845,000
 Deferred income taxes                                  1,957,000      1,809,000
 Due from affiliates                                      452,000      1,956,000
 Prepaid expenses and other current assets                718,000        758,000
                                                     ------------   ------------

  Total current assets                                 34,934,000     28,508,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,167,000      3,167,000
 Buildings and improvements                            46,205,000     46,205,000
 Riverboats                                            37,843,000     37,843,000
 Operating equipment                                   41,355,000     39,898,000
 Construction in progress                               2,924,000      1,625,000
                                                     ------------   ------------

                                                      131,494,000    128,738,000
 Less - accumulated depreciation and amortization     (51,209,000)   (47,717,000)
                                                     ------------   ------------

  Net property and equipment                           80,285,000     81,021,000
                                                     ------------   ------------

Other Assets                                            2,275,000      2,230,000
                                                     ------------   ------------

                                                     $117,494,000   $111,759,000
                                                     ============   ============


  The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                              June 30,
                                                2000        December 31,
                                            (Unaudited)         1999
                                            ------------   ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  1,850,000   $  1,794,000
 Accounts payable                              1,668,000      1,857,000
 Accrued liabilities -
  Salaries and wages                           2,525,000      2,758,000
  Interest                                     1,763,000      1,769,000
  Gaming and other taxes                       7,346,000      1,129,000
  Insurance                                      849,000      1,051,000
  Other                                        2,074,000      2,115,000
 Due to affiliates                               158,000        218,000
 Other current liabilities                     1,352,000      1,479,000
                                            ------------   ------------

  Total current liabilities                   19,585,000     14,170,000
                                            ------------   ------------

Long-Term Debt                                66,724,000     67,152,000
                                            ------------   ------------

Capital Lease Obligations                     18,639,000     18,961,000
                                            ------------   ------------

Deferred Income Taxes                          5,748,000      5,429,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000         15,000
 Additional paid-in capital                   25,541,000     25,541,000
 Accumulated deficit                         (18,758,000)   (19,509,000)
                                            ------------   ------------

  Total shareholder's equity                   6,798,000      6,047,000
                                            ------------   ------------

                                            $117,494,000   $111,759,000
                                            ============   ============


  The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months Ended
                                               June 30,
                                      --------------------------
                                          2000          1999
                                      -----------   ------------
Revenues:
 Casino                               $55,217,000   $46,193,000
 Food and beverage                      3,988,000     3,602,000
 Other                                    838,000       832,000
                                      -----------   -----------

                                       60,043,000    50,627,000
 Less - promotional allowances         (3,160,000)   (2,763,000)
                                      -----------   -----------

 Net revenues                          56,883,000    47,864,000
                                      -----------   -----------

Expenses:
 Casino                                38,131,000    32,140,000
 Food and beverage                      1,235,000     1,198,000
 Other                                    272,000       302,000
 General and administrative             1,270,000     2,878,000
 Depreciation and amortization          1,736,000     1,770,000
                                      -----------   -----------

  Total expenses                       42,644,000    38,288,000
                                      -----------   -----------

Income from operations                 14,239,000     9,576,000
                                      -----------   -----------

Non-operating income (expense):
 Interest income                          374,000        89,000
 Interest expense                      (2,263,000)   (1,319,000)
                                      -----------   -----------

  Total non-operating expense, net     (1,889,000)   (1,230,000)
                                      -----------   -----------

Income before income taxes             12,350,000     8,346,000

Income tax provision                   (4,554,000)   (3,156,000)
                                      -----------   -----------

Net income                            $ 7,796,000   $ 5,190,000
                                      ===========   ===========


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Six Months Ended
                                               June 30,
                                      ---------------------------
                                        2000           1999
                                      ------------    -----------
Revenues:
 Casino                              $ 109,049,000   $ 88,002,000
 Food and beverage                       7,830,000      6,950,000
 Other                                   1,589,000      1,486,000
                                      ------------    -----------
                                       118,468,000     96,438,000
 Less - promotional allowances          (6,111,000)    (5,181,000)
                                      ------------    -----------
 Net revenues                          112,357,000     91,257,000
                                      ------------    -----------
Expenses:
 Casino                                 73,799,000     62,290,000
 Food and beverage                       2,470,000      2,480,000
 Other                                     490,000        524,000
 General and administrative              2,751,000      6,684,000
 Depreciation and amortization           3,492,000      3,555,000
                                      ------------     ----------
  Total expenses                        83,002,000     75,533,000
                                      ------------     ----------
Income from operations                  29,355,000     15,724,000
                                      ------------     ----------
Non-operating income (expense):
 Interest income                           596,000        153,000
 Interest expense                       (4,531,000)    (2,753,000)
 Gain on disposal of assets                  1,000          1,000
                                      ------------     ----------
  Total non-operating expense, net      (3,934,000)    (2,599,000)
                                      ------------     ----------
Income before income taxes              25,421,000     13,125,000
Income tax provision                    (9,396,000)    (4,979,000)
                                      ------------    -----------
Net income                           $  16,025,000   $  8,146,000
                                      ============    ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                             ---------------------------
                                                                     2000           1999
                                                             ------------   ------------
OPERATING ACTIVITIES:
 Net income                                                  $ 16,025,000   $  8,146,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                 3,492,000      3,555,000
  Provision for doubtful accounts                                 105,000        150,000
  Gain on disposal of assets                                       (1,000)        (1,000)
  Deferred income tax provision                                   171,000         40,000
  Increase in receivables                                        (309,000)      (133,000)
  Increase in accounts payable and accrued liabilities          5,546,000      4,835,000
  Net change in affiliate accounts                              1,444,000      2,176,000
  Net change in other current assets and liabilities             (258,000)       354,000
  Net change in other assets and liabilities                      (45,000)      (336,000)
                                                             ------------   ------------
 Net cash provided by operating activities                     26,170,000     18,786,000
                                                             ------------   ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                           (2,756,000)    (1,370,000)
 Proceeds from sale of assets                                       1,000          1,000
                                                             ------------   ------------

 Net cash used in investing activities                         (2,755,000)    (1,369,000)
                                                             ------------   ------------
FINANCING ACTIVITIES:
 Proceeds from the issuance of long-term debt                        -        29,757,000
 Repayments of debt                                              (396,000)   (31,823,000)
 Payments on capital lease obligations                           (298,000)      (279,000)
 Dividends                                                    (15,274,000)    (6,120,000)
                                                             ------------   ------------
 Net cash used in financing activities                        (15,968,000)    (8,465,000)
                                                             ------------   ------------
 Net increase in cash and cash equivalents                      7,447,000      8,952,000
 Cash and cash equivalents at beginning of period              22,148,000      9,718,000
                                                             ------------   ------------
 Cash and cash equivalents at end of period                  $ 29,595,000   $ 18,670,000
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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     HCA is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCA's ultimate liability may differ from the amounts accrued.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year end 2000 financial statements. HCA does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its financial position or results of operations.

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

    The financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by HCA without audit.
In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999.

(2) Long-Term Debt and Pledge of Assets

    HCA's long-term indebtedness consists of the following:



                                            June 30,     December 31,
                                              2000           1999
                                          -----------    -----------

 11.25% Promissory note to HCC, due on
  May 1, 2007 (a)                         $66,007,000    $66,007,000
 Promissory notes to bank (b)               1,556,000      1,952,000
                                          -----------    -----------

 Total indebtedness                        67,563,000     67,959,000
 Less - current maturities                   (839,000)      (807,000)
                                          -----------    -----------

 Total long-term debt                     $66,724,000    $67,152,000
                                          ===========    ===========

_____________________

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $29,007,000 replaced a previous intercompany note with HCC which accrued interest at the rate of 12.75%. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract (see Note 4). HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable each October 15 and April 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The lien is limited to the outstanding principal amount on the intercompany note to HCC.

                        HOLLYWOOD CASINO - AURORA, INC
                (wholly owned by Hollywood Casino Corporation)

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

    As of June 30, 2000, future maturities of long-term debt are as follows:

          2000 (six months)            $   411,000
          2001                             747,000
          2002                             156,000
          2003                             168,000
          2004                              74,000
          Thereafter                    66,007,000
                                       -----------

                                       $67,563,000
                                       ===========

    Interest paid for the six month periods ended June 30, 2000 and 1999 amounted to $4,537,000 and $3,223,000, respectively.


(3) Income Taxes

    HCA's provision for income taxes consists of the following:

                        Three Months Ended           Six Months Ended
                            June 30,                    June 30,
                    -------------------------   -------------------------
                        2000         1999           2000           1999
                    -----------   -----------   -----------   -----------

       Current:
         Federal    $(4,021,000)  $(2,816,000)  $(8,164,000)  $(4,405,000)
         State         (505,000)     (335,000)   (1,061,000)     (534,000)
       Deferred:
         Federal        (27,000)       (6,000)     (156,000)      (38,000)
         State           (1,000)        1,000       (15,000)       (2,000)
                    -----------   -----------   -----------   -----------

                    $(4,554,000)  $(3,156,000)  $(9,396,000)  $(4,979,000)
                    ===========   ===========   ===========   ===========

    HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


be provided if a separate federal income tax return were filed. HCA paid federal income taxes amounting to $6,664,000 and $956,000, respectively, during the six month periods ended June 30, 2000 and 1999 and state income taxes of $1,241,000 and $231,000, respectively, during the six month periods ended June 30, 2000 and 1999.

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

(4)  Transactions with Related Parties

     Pursuant to a management services agreement which was terminated in October 1999, HCA paid base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership in which HCC was the general partner and a subsidiary of Greate Bay Casino Corporation ("GBCC") was the limited partner. Prior to December 31, 1996, GBCC was an approximately 80% owned subsidiary of HCC. HCA incurred management and incentive fees totaling $1,612,000 during the three month period ended June 30, 1999 and $4,212,000 during the six month period ended June 30, 1999. During October 1999, HCC acquired the GBCC subsidiary which held the limited partnership in PML. HCA borrowed an additional $37,000,000 under its intercompany note with HCC (see Note 2) to acquire and terminate the management contract. Accordingly, effective October 13, 1999, HCA no longer pays a management fee. The $37,000,000 payment by HCA was recorded by HCA as the cost of terminating the management contract and was reflected as an expense during the fourth quarter of 1999.

(5)  Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Tunica, Inc. and subsidiary as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and their cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 4, 2000

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         June 30,
                                                          2000          December 31,
                                                      (Unaudited)          1999
                                                      ------------     ------------
Current Assets:
 Cash and cash equivalents                            $ 11,514,000     $ 10,339,000
 Accounts receivable, net of allowances of
  $1,065,000 and $990,000, respectively                  3,001,000        2,722,000
 Inventories                                               776,000          869,000
 Deferred income taxes                                   1,476,000        1,346,000
 Prepaid expenses and other current assets                 975,000        1,190,000
 Due from affiliates                                       185,000          503,000
                                                      ------------     ------------

  Total current assets                                  17,927,000       16,969,000
                                                      ------------     ------------

Property and Equipment:
 Land and improvements                                   4,808,000        4,781,000
 Buildings                                              76,109,000       76,011,000
 Barges                                                  2,524,000        2,524,000
 Operating equipment                                    45,065,000       44,731,000
 Construction in progress                                1,066,000          134,000
                                                      ------------     ------------

                                                       129,572,000      128,181,000
  Less - accumulated depreciation and amortization     (46,672,000)     (44,575,000)
                                                      ------------     ------------

 Net property and equipment                             82,900,000       83,606,000
                                                      ------------     ------------

Other Assets:
 Land rights                                             6,945,000        7,047,000
 Other assets                                            4,647,000        4,776,000
                                                      ------------     ------------

  Total other assets                                    11,592,000       11,823,000
                                                      ------------     ------------

                                                      $112,419,000     $112,398,000
                                                      ============     ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY



                                             June 30,
                                              2000        December 31,
                                           (Unaudited)        1999
                                           ------------   ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations            $  1,257,000   $  1,491,000
 Accounts payable                             1,620,000      1,081,000
 Accrued liabilities -
  Salaries and wages                          1,541,000      1,569,000
  Interest                                      437,000        437,000
  Gaming and other taxes                        513,000      1,340,000
  Insurance                                   1,764,000      1,839,000
  Other                                       2,271,000      2,214,000
 Other current liabilities                      813,000      1,168,000
                                           ------------   ------------

  Total current liabilities                  10,216,000     11,139,000
                                           ------------   ------------

Long-Term Debt                               88,081,000     88,649,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                 -              -
 Additional paid-in capital                  22,637,000     22,637,000
 Accumulated deficit                         (8,515,000)   (10,027,000)
                                           ------------   ------------

  Total shareholder's equity                 14,122,000     12,610,000
                                           ------------   ------------

                                           $112,419,000   $112,398,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended
                                                 June 30,
                                        --------------------------
                                            2000          1999
                                        -----------   -----------
Revenues:
 Casino                                 $26,877,000   $26,221,000
 Rooms                                    2,653,000     2,631,000
 Food and beverage                        4,226,000     3,732,000
 Other                                      356,000       341,000
                                        -----------   -----------

                                         34,112,000    32,925,000
 Less - promotional allowances           (5,190,000)   (4,638,000)
                                        -----------   -----------

   Net revenues                          28,922,000    28,287,000
                                        -----------   -----------

Expenses:
 Casino                                  21,557,000    20,002,000
 Rooms                                      366,000       343,000
 Food and beverage                          861,000       968,000
 Other                                      183,000       281,000
 General and administrative               1,309,000     1,572,000
 Depreciation and amortization            1,463,000     1,792,000
                                        -----------   -----------

   Total expenses                        25,739,000    24,958,000
                                        -----------   -----------

Income from operations                    3,183,000     3,329,000
                                        -----------   -----------

Non-operating income (expenses):
 Interest income                             54,000        72,000
 Interest expense                        (2,509,000)   (2,613,000)
 Loss on disposal of assets                       -       (55,000)
                                        -----------   -----------

   Total non-operating expenses, net     (2,455,000)   (2,596,000)
                                        -----------   -----------

Income before income taxes                  728,000       733,000
Income tax provision                       (343,000)            -
                                        -----------   -----------

Net income                              $   385,000   $   733,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Six Months Ended
                                                 June 30,
                                        --------------------------
                                             2000          1999
                                        ------------   -----------
Revenues:
 Casino                                 $ 53,510,000   $50,757,000
 Rooms                                     5,110,000     5,025,000
 Food and beverage                         8,322,000     7,368,000
 Other                                       704,000       652,000
                                        ------------   -----------

                                          67,646,000    63,802,000
 Less - promotional allowances           (10,183,000)   (9,140,000)
                                        ------------   -----------

   Net revenues                           57,463,000    54,662,000
                                        ------------   -----------

Expenses:
 Casino                                   42,365,000    37,986,000
 Rooms                                       536,000       612,000
 Food and beverage                         1,987,000     1,873,000
 Other                                       333,000       554,000
 General and administrative                2,516,000     3,051,000
 Depreciation and amortization             2,939,000     3,758,000
                                        ------------   -----------

   Total expenses                         50,676,000    47,834,000
                                        ------------   -----------

Income from operations                     6,787,000     6,828,000
                                        ------------   -----------

Non-operating income (expenses):
 Interest income                              97,000       207,000
 Interest expense                         (5,029,000)   (5,353,000)
 Loss on disposal of assets                        -       (57,000)
                                        ------------   -----------

   Total non-operating expenses, net      (4,932,000)   (5,203,000)
                                        ------------   -----------

Income before income taxes                 1,855,000     1,625,000
Income tax provision                        (343,000)            -
                                        ------------   -----------

Net income                              $  1,512,000   $ 1,625,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                                2000           1999
                                                            -----------   ------------
OPERATING ACTIVITIES:
 Net income                                                 $ 1,512,000   $  1,625,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                              2,939,000      3,758,000
   Provision for doubtful accounts                              423,000        174,000
   Loss on disposal of assets                                         -         57,000
   Increase in accounts receivable                             (702,000)      (958,000)
   (Decrease) increase in accounts payable
     and accrued expenses                                      (343,000)       810,000
   Net change in other current assets and liabilities           284,000        (62,000)
   Net change in other noncurrent assets and liabilities         (6,000)       (46,000)
                                                            -----------   ------------

 Net cash provided by operating activities                    4,107,000      5,358,000
                                                            -----------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (2,130,000)    (4,367,000)
 Short-term investments                                               -      3,905,000
 Investment in unconsolidated affiliate                               -        (75,000)
 Proceeds from sale of assets                                         -         53,000
                                                            -----------   ------------

 Net cash used in investing activities                       (2,130,000)      (484,000)
                                                            -----------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                       104,000     85,921,000
 Repayments of long-term debt                                  (906,000)   (84,621,000)
 Dividends                                                            -     (8,000,000)
                                                            -----------   ------------

 Net cash used in financing activities                         (802,000)    (6,700,000)
                                                            -----------   ------------

 Net increase (decrease) in cash and cash equivalents         1,175,000     (1,826,000)
 Cash and cash equivalents at  beginning of period           10,339,000     16,325,000
                                                            -----------   ------------

 Cash and cash equivalents at end of period                 $11,514,000   $ 14,499,000
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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

     HCT estimates that a significant amount of the Tunica Casino's revenues are derived from patrons living in the Memphis, Tennessee area, northern Mississippi and Arkansas. The Tunica Casino faces intense competition from other casinos operating in northern Tunica County and management believes that this competition will continue in the future.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     HCT is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCT's ultimate liability may differ from the amounts accrued.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year end 2000 financial statements. HCT does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its consolidated financial position or results of operations.

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     The consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999.

(2)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:


                                                        June 30,    December 31,
                                                          2000          1999
                                                          ----          ----

 11.25% Promissory note to HCC due May 1, 2007 (a)    $87,045,000   $87,045,000
 Note payable to HCC (a)                                  329,000       329,000
 Equipment loans (b)                                    1,778,000     2,488,000
 Bank credit facility (c)                                 186,000       278,000
                                                      -----------   -----------

   Total indebtedness                                  89,338,000    90,140,000
  Less - current maturities                            (1,257,000)   (1,491,000)
                                                      -----------   -----------

   Total long-term debt                               $88,081,000   $88,649,000
                                                      ===========   ===========


___________________

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $84,045,000 replaced previous intercompany notes with HCC which accrued interest at the rate of 12.75%. During October 1999, HCT borrowed the additional $3,000,000 available under the intercompany note as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement (see Note 4). No additional borrowings are available under the 11.25% intercompany note agreement. Interest on advances is payable each April 15 and October 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (2) is currently $66,007,000 and may be increased as a result of additional borrowings up to a maximum of $108,000,000.

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

(b) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 2000 and 2002. Current maturities of long-term debt includes short-term equipment loans with balances of $52,000 and $51,000 at June 30, 2000 and December 31, 1999, respectively, which do not accrue interest and which mature during 2000.

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

     Scheduled payments of long-term debt as of June 30, 2000 are set forth below:


               2000 (six months)    $   689,000
               2001                   1,033,000
               2002                     242,000
               2003                           -
               2004                           -
               Thereafter            87,374,000
                                    -----------

                Total               $89,338,000
                                    ===========

     Interest paid amounted to $5,029,000 and $5,407,000, respectively, during the six month periods ended June 30, 2000 and 1999.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

(3)  Income Taxes

     HCT's provision for income taxes consists of the following:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                    --------------------   ---------------------
                                       2000       1999        2000        1999
                                    ---------   --------   ---------   ---------
Provision for current federal
  income taxes                      $(343,000)  $      -   $(343,000)  $       -
(Provision) benefit for deferred
 federal income taxes                 (95,000)    87,000     294,000    (342,000)
Changes in valuation allowance         95,000    (87,000)   (294,000)    342,000
                                    ---------   --------   ---------   ---------

                                    $(343,000)  $      -   $(343,000)  $       -
                                    =========   ========   =========   =========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal income taxes of $33,000 during the six month period ended June 30, 2000; no federal income taxes were paid during the six month period ended June 30, 1999. HCT paid no state income taxes during either of the six month periods ended June 30, 2000 or 1999.

     At June 30, 2000, HCT had net operating loss carryforwards ("NOL's") totaling approximately $6,600,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income currently being earned by HCT and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of a net deferred tax asset of $2,125,000 at both June 30, 2000 and December 31, 1999.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                (Wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(4)  Transactions with Related Parties

   Pursuant to a consulting agreement which was terminated during October 1999, HCT incurred a $100,000 per month consulting fee to Pratt Casino Corporation ("PCC"), an affiliated company. During October 1999, HCC acquired all of the
common stock of PCC.   HCT borrowed an additional $3,329,000 from HCC (see Note
2) to acquire and terminate the consulting agreement. Accordingly, effective October 13, 1999, HCT no longer pays a consulting fee. The $3,329,000 payment by HCT was recorded by HCT as the cost of terminating the consulting agreement and was reflected as an expense during the fourth quarter of 1999.

(5)  Reclassifications

   Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

RESULTS OF OPERATIONS

     HCC had net revenues for the three and six month periods ended June 30, 2000 of $85.8 million and $169.8 million, respectively, representing increases of 12.7% and 16.4%, respectively, from the corresponding periods of 1999. The increases are attributable to improved net revenues at the Aurora Casino of $9 million (18.8%) and $21.1 million (23.1%), respectively, and at the Tunica Casino of $635,000 (2.2%) and $2.8 million (5.1%), respectively. Consolidated operating expenses increased by $8 million (12.5%) and $16.8 million (13.5%) to $72.2 million and $140.9 million, respectively, during the three and six month periods ended June 30, 2000 from $64.2 million and $124.1 million, respectively, during the same periods of 1999.

     Consequently, HCC's income from operations increased by $1.6 million (13.7%) and $7.1 million (32.6%), respectively, during the second quarter and first half of 2000 compared to the same periods of 1999. Income from operations at the Aurora Casino increased by $4.7 million (48.7%) to $14.2 million and by $13.6 million (86.7%) to $29.4 million, respectively, during the three and six month periods ended June 30, 2000 compared to the same periods of 1999 due to increased patron volume. Income from operations at the Tunica Casino decreased slightly to $3.2 million and to $6.8 million, respectively, during the 2000 three and six month periods due primarily to increased marketing efforts and lower hold percentages.

Aurora Casino
-------------

     General

     Income from operations at the Aurora Casino amounted to $14.2 million and $29.4 million, respectively, for the three and six month periods ended June 30, 2000 compared to $11.2 million and $19.9 million, respectively, during the same periods in 1999 adjusted to exclude management fees. The 2000 increases result from improvements in casino revenues, primarily from the commencement of dockside gaming on June 26, 1999 as well as to increased marketing efforts. Management fees were discontinued in October 1999 when the Aurora Casino acquired and terminated its management contract.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



     The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and six month periods ended June 30, 2000 and 1999.

                                      Three Months Ended                  Six Months Ended
                                           June 30,                           June 30,
                                ----------------------------    -------------------------------
                                      2000         1999              2000             1999
                                -------------  -------------    --------------   --------------
Revenues:
 Table games                    $  11,570,000  $  11,089,000    $   22,893,000   $   21,554,000
 Slot machines                     42,852,000     34,501,000        84,549,000       65,277,000
 Poker revenues                       795,000        603,000         1,607,000        1,171,000
                                -------------  -------------    --------------   --------------
   Total                        $  55,217,000  $  46,193,000    $  109,049,000   $   88,002,000
                                =============  =============    ==============   ==============
Table games:
 Gross wagering (drop) (1)      $  67,894,000  $  60,229,000    $  135,699,000   $  119,637,000
 Hold percentage (2)                       17%          18.4%             16.9%              18%

Slot machines:
 Gross wagering (handle) (1)    $ 755,890,000  $ 590,848,000    $1,495,081,000   $1,133,245,000
 Hold percentage (2)                      5.7%           5.8%              5.7%             5.8%

____________________________

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

    Total gross wagering at the Aurora Casino, as measured by table drop and slot machine handle, increased $172.7 million (26.5%) and $377.9 million (30.2%), respectively, during the second quarter and first half of 2000 compared to the like periods during 1999. Table game wagering accounted for $7.7 million (12.7%) and $16.1 million (13.4%), respectively, of the overall increases in wagering while slot machine wagering accounted for $165 million (27.9%) and $361.8 million (31.9%), respectively, of the increases. The increases in gross wagering are primarily attributable to the advent of dockside gaming on June 26, 1999 coupled with the implementation of aggressive marketing campaigns at the Aurora Casino.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Revenues

     Casino revenues increased $9 million (19.5%) and $21 million (23.9%), respectively, during the three and six month periods ended June 30, 2000 compared to the same periods in 1999 due primarily to the increases in gross wagering previously discussed. Table game revenues increased $481,000 (4.3%) and $1.3 million (6.2%), respectively, during the three and six month periods ended June 30, 2000 compared to the same periods in 1999. The table game revenues increases reflect the 12.7% and 13.4% increases in wagering previously discussed offset by reductions in the hold percentages to 17% and 16.9%, respectively, in the three and six month periods of 2000 compared to 18.4% and 18%, respectively, during the 1999 periods. The 27.9% and 31.9% increases in slot machine handle previously discussed were slightly offset by lower slot machine hold percentages during 2000, resulting in increases in slot machine revenues of $8.4 million (24.2%) and $19.3 million (29.5%), respectively, compared to the corresponding periods in 1999. Poker revenues increased $192,000 (31.8%) and $436,000 (37.2%), respectively, for the three and six month periods compared to the same periods in 1999 primarily due to the expansion of the poker room's operating hours beginning in the fourth quarter of 1999.

     Food and beverage revenues increased $386,000 (10.7%) and $880,000 (12.7%), respectively, during the second quarter and first half of 2000 compared to the prior year periods reflecting increased patron volume during 2000. Most of the additional revenue reflects complimentary meals and beverages and has resulted in a corresponding increase in promotional allowances (see below). Other revenues did not change significantly for the three month period and increased $103,000 (6.9%) for the first half of 2000 compared to the same period of 1999 reflecting increases in parking fees earned as a result of patron volume increases.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as percentage of food and beverage and other revenues at the Aurora Casino, were 65.5% and 64.9%, respectively, during the three and six month periods ended June 30, 2000 compared to 62.3% and 61.4%, respectively, during the like periods in 1999. The increases over the prior year periods reflect increases in promotional activities, primarily in food and beverage complimentaries, as part of the Aurora Casino's marketing efforts.

     Departmental Expenses

     Casino expenses increased $6 million (18.6%) and $11.5 million (18.5%), respectively, during the second quarter and first half of 2000 compared to the same periods in 1999. Such increases resulted from additional gaming taxes associated with the increase in casino revenues ($3.5 million and $7.5 million, respectively) as well as to increased marketing expenses ($2.1 million and $3.5 million, respectively).

     Food and beverage and other expenses were virtually unchanged for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. Increases in food and beverage costs resulting from increased volume were, for the most part, allocated to casino expenses as part of various marketing programs.

Tunica Casino
-------------

     General

     Income from operations at the Tunica Casino decreased slightly in an extremely competitive gaming market to $3.2 million and $6.8 million, respectively, for the three and six month periods ended June 30, 2000 compared to $3.3 million and $6.8 million, respectively, during the same periods during 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Gaming Operations

     The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and six month periods ended June 30, 2000 and 1999.

                                     Three Months Ended             Six Months Ended
                                           June 30,                      June 30,
                                ---------------------------   ----------------------------
                                     2000           1999             2000           1999
                                ------------   ------------   -------------   ------------
Casino Revenues:
 Table games                    $  3,784,000   $  3,758,000   $   7,486,000   $  7,561,000
 Slot machines                    22,825,000     22,243,000      45,514,000     42,734,000
 Poker revenues                      268,000        220,000         510,000        462,000
                                ------------   ------------   -------------   ------------
   Total                         $ 26,877,000  $ 26,221,000   $  53,510,000   $ 50,757,000
                                ============   ============   =============   ============
 Table games:
 Gross wagering (drop) (1)      $ 23,308,000   $ 20,799,000   $  44,834,000   $ 39,926,000
 Hold percentage (2)                    16.2%          18.1%           16.7%          18.9%

Slot machines:
 Gross wagering (handle) (1)    $447,905,000   $419,408,000   $ 880,079,000   $810,022,000
 Hold percentage (2)                     5.1%           5.3%            5.2%           5.3%

___________________________

(1)(2) See corresponding notes to the table at "Aurora Casino - Gaming Operations" above.

       Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased $31 million (7%) and $75 million (8.8%), respectively, during the three and six month periods ended June 30, 2000 compared to the same periods of 1999. Slot machine handle increased $28.5 million (6.8%) and $70.1 million (8.6%), respectively, during the second quarter and first half of 2000 compared to the prior year periods. Table game drop increased $2.5 million (12.1%) and $4.9 million (12.3%), respectively, during the 2000 periods compared to the 1999 periods. Management believes the increases are attributable to the implementation during 1999 of a new, more aggressive marketing campaign designed to reposition the Tunica Casino within the Tunica gaming market. Such marketing efforts have been supplemented with increased use of the Tunica Casino's jointly operated golf course and the addition of headliner entertainment to attract higher value patrons. Although patron volume declined slightly during the three and six month periods ended June 30, 2000 compared to the same periods in 1999, gross wagering continued to increase, indicating that the Tunica Casino has been successful in attracting higher value patrons.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

          Revenues

          Casino revenues increased $656,000 (2.5%) and $2.8 million (5.4%), respectively, during the three and six month periods ended June 30, 2000 compared to the 1999 periods. Despite the increases in table game wagering previously discussed, table game revenue did not change significantly during the second quarter and first half of 2000 due to decreases in the table game hold percentages to 16.2% and 16.7%, respectively, during the current year three and six month periods compared to 18.1% and 18.9%, respectively, during the corresponding periods in 1999. Slot machine revenues increased $582,000 (2.6%) and $2.8 million (6.5%), respectively, during the second quarter and first half of 2000 compared to the 1999 periods reflecting the increase in gross wagering discussed above partially offset by decreases in the slot machine hold percentages to 5.1% and 5.2%, respectively, during the second quarter and first half of 2000 compared to 5.3% for both periods in 1999. Poker revenues increased 21.8% and 10.4%, respectively, during the three and six month periods ended June 30, 2000 primarily due to scheduling changes implemented by the Tunica Casino and to new patrons obtained as a result of remodeling disruptions at a competitor's poker room.

          Rooms revenues did not change significantly during the three and six month periods ended June 30, 2000 compared to the same periods of 1999. Food and beverage revenues increased $494,000 (13.2%) and $954,000 (12.9%), respectively, during the three and six month periods ended June 30, 2000 compared to the same periods in 1999. The increases are the result of increased marketing efforts and increased food and beverage prices. Other revenues did not change significantly during either of the 2000 periods compared to the same periods in 1999.

          Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, increased to 71.7% and 72%, respectively, during the three and six month periods ended June 30, 2000 from 69.2% and 70.1%, respectively, during 1999. The increases primarily reflect the increased use of food and beverage complimentaries as part of the Tunica Casino's increased marketing efforts and increased competition for overnight guests.

          Departmental Expenses

          Casino expenses increased $1.6 million (7.8%) and $4.4 million (11.5%), respectively, during the three and six month periods ended June 30, 2000 compared to the 1999 periods primarily as a result of increased marketing efforts. Rooms expense for the second quarter increased by $23,000 (6.7%) compared to the 1999 second quarter period bringing the six month decrease to $76,000 (12.4%) compared to the six month 1999 period. The year to date decrease reflects additional allocations of hotel costs associated with marketing programs to the casino department. Food and beverage expenses decreased $107,000 (11.1%) during the second quarter of 2000 resulting in a six month increase of $114,000 (6.1%) compared to the same period in 1999. Increases in patron volume and higher food and beverage costs during the first quarter were partially offset by increased allocations to the casino department during the second quarter as a result of the Tunica Casino's marketing efforts. Other departmental expenses decreased $98,000 (34.9%) and $221,000 (39.9%), respectively, during the three and six month periods in 2000 due to increased allocations to the casino department.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

Other Consolidated Items
------------------------

          General and Administrative

          General and administrative expenses increased by $43,000 (less than 1%) and $612,000 (6.1%), respectively, during the second quarter and first half of 2000 compared to the corresponding periods in 1999. Such expenses at the Aurora Casino (net of management fees during 1999) increased by less than 1% and 11.3%, respectively, during the 2000 three and six month periods primarily as a result of additional overhead costs now charged to the Aurora Casino which, prior to October 1999, were charged to its management company. The Tunica Casino experienced increases in general and administrative expenses (net of consulting fees during 1999) of 2.9% and 2.7%, respectively, during the 2000 three and six month periods compared to the prior year periods primarily as a result of increases in personnel costs. The remaining corporate general and administrative expense increases of less than 1% and $268,000 (5.3%), respectively, during the 2000 periods result from increases in corporate overhead costs, primarily legal fees, franchise taxes and personnel costs.

          Depreciation and Amortization

          Depreciation and amortization expense decreased $331,000 (9.3%) and $828,000 (11.3%) during the three and six month periods ended June 30, 2000 compared to the 1999 periods primarily due to certain operating equipment at Tunica Casino becoming fully depreciated during the latter part of 1999.

          Development Expenses

          Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by $77,000 (28.6%) and $62,000 (12.8%), respectively, during the three and six month periods ended June 30, 2000 compared to the 1999 periods as a result of fewer development opportunities.

          Preopening Costs

          Preopening costs are the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, are required to be expensed as incurred. Such costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $1 million and $1.4 million, respectively, during the three and six month periods ended June 30, 2000. Management expects that these costs will increase substantially as the opening of the Shreveport Casino approaches.

          Interest Income

          Interest income increased $2 million (181.7%) and $4.8 million (329.9%) during the second quarter and first half of 2000 compared to the same periods in 1999 reflecting interest on the unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities").

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

          Interest Expense

          Interest expense increased by $4.8 million (51%) and $12.2 million (72%), respectively, during the three and six month periods ended June 30, 2000 compared to the prior year periods due primarily to the increase in HCC's long-term indebtedness from the May 1999 issuance of the Senior Secured Notes and the August 1999 issuance of $150 million of 13% Shreveport First Mortgage Notes. Although the issuance of the Senior Secured Notes increased HCC's indebtedness to a face value of $360 million from a face value of $204.7 million, the initial effective interest rate fell to 11.27% from 13.75%. The interest rate on $50 million of the Senior Secured Notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. On May 1, 2000, the interest rate on such notes increased to 12.89% from 12.41%, effectively increasing the Company's annual interest expense by $239,000. A portion of the interest on the Shreveport First Mortgage Notes is being capitalized during the construction period ($2.4 million and $3.8 million, respectively, during the three and six month periods ended June 30, 2000).

          Income Taxes

          Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Current federal income taxes for the six month period ended June 30, 2000 were offset through the use of such NOL's. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $5.2 million as of June 30, 2000.

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

          Minority Interest in Earnings of Limited Partnership

          The minority interest in the earnings of the limited partnership which held the management contract for the Aurora Casino amounted to $1.1 million and $3.1 million, respectively, during the three and six month periods ended June 30, 1999. As a result of the acquisition and termination of the management contract, such minority interest has not been incurred subsequent to October 13, 1999 (see "Liquidity and Capital Resources - Pratt Casino Corporation Acquisition" below). The acquisition of the minority interest resulted in a charge during the fourth quarter of 1999 of $37 million.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


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

          Market Risk

          The Company has $50 million of floating rate Senior Secured Notes outstanding (see "Liquidity and Capital Resources - Financing Activities" below). Interest on the floating rate notes is at the LIBOR rate plus 6.28% and is reset semiannually. Accordingly, an increase in the LIBOR rate of 1% would increase interest expense by $500,000 per year. Management also has a financing arrangement for the lease of furniture, fixtures and equipment for the Shreveport Casino. The $30 million financing includes variable interest to be reset quarterly. Accordingly, an increase in the underlying base rate of 1% could increase interest expense by as much as $300,000 per annum when the financing is fully drawn.

          The floating rate loan and the furniture, fixture and equipment financing were entered into for non-trading purposes as sources of funding for the Company and management believes that these financings have no other material market risks other than interest rate risk. Such interest rate risk is beyond management's control; however, the resulting obligations could be prepaid should increases in the underlying interest rate result in an excessive financing cost; however, prepayment of the floating rate notes would require a premium in the amount of 4% as of May 1, 2000, decreasing by 1% each subsequent May 1.

          The Shreveport First Mortgage Notes issued to finance construction of the Shreveport Casino include interest at the rate of 13% payable semiannually as well as contingent interest once the Shreveport Casino opens. The contingent interest will be equal to 5% of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the Shreveport First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33%. This maximum would assume that the consolidated cash flow of the Shreveport Casino was at least $100 million. The contingent component of interest under the Shreveport First Mortgage Notes was negotiated with the Shreveport Partnership's lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by cash flows and can only be paid if certain coverage ratios are met, liquidity and capital resources of the Shreveport Partnership will not be compromised by the payment, if any, of contingent interest.

          Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

rate would result in a decrease in the fair market value of HCC's debt securities of approximately $21.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

          The operations of the Aurora Casino and Tunica Casino continue to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $26.2 million of cash flow from operations during the first half of 2000. The Tunica Casino provided $4.1 million of cash from operations during the first half of 2000. HCC's other sources of funds include interest income earned on temporary investments. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first half of 2000 included costs to pursue development opportunities ($422,000), corporate overhead costs ($5.3 million) and preopening and other costs with respect to the Shreveport Casino ($1.4 million).

Pratt Casino Corporation Acquisition

          In October 1999, HCC acquired all of the capital stock of Pratt Casino Corporation ("PCC") from Greate Bay Casino Corporation ("GBCC"). PCC owned the limited partnership interest in Pratt Management, L.P. ("PML"), which held a management contract for the Aurora Casino and a consulting agreement with the Tunica Casino. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a $40.3 million obligation payable in satisfaction of certain notes issued by a subsidiary of PCC and guaranteed by PCC. The payment of the $40.3 million obligation by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected as a charge to expense by the affected entities during 1999.

Financing Activities

          During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes through a debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes was adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999 and was further adjusted to 12.89% effective May 1, 2000. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

finance construction of a new, dockside gaming facility at the Aurora Casino and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable each May 1 and November 1 beginning November 1, 1999. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC and (4) the collateral assignment of the management contract for the Shreveport Casino. The lien described in (2) above is currently limited to approximately $66 million.

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

          During August 1999, the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due August 1, 2006 (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1 beginning February 1, 2000. In addition, contingent interest will accrue and be payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35 million of financing has been or will be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

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

          HCS entered into a lease agreement with a third party lessor for up to $30 million to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1 million and accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, HCS only pays interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30 million. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installment plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the financing arrangement are collateralized by the furniture, fixtures and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes. As of June 30, 2000, borrowings outstanding under the lease agreement amounted to $4.1 million.

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

          HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($186,000 at June 30, 2000) are being repaid in monthly installments over 36 months and accrue interest at the rate of 8.875% per annum.

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

          HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through August 1, 2000 while negotiations continue between GBCC and HCC to restructure certain indebtedness owed by GBCC to HCC. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of September 1, 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


          As of June 30, 2000, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 2000 are approximately $2 million and $1.6 million, respectively.

Capital Expenditures and Other Investing Activities

          Aurora Casino

          Capital expenditures at the Aurora Casino during the first half of 2000 (exclusive of barge costs - see below) were $1.5 million; management anticipates spending $2.3 million during the remainder of 2000 toward its ongoing capital improvements program. Significant projects planned for 2000 include new slot machines, renovations to restaurants and other departmental expenditures. In addition, the Company is currently finalizing plans to replace the Aurora Casino's two riverboats with a newly constructed, permanently moored dockside casino. As currently planned, the new facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The new facility is projected to cost approximately $65 million and will require a construction period of 14 months. The Company received the required regulatory approvals for its planned dockside casino in April 2000 and construction is expected to begin as soon as possible following the resolution of certain litigation as described below. Upon the resolution of this litigation, the Aurora Casino will amortize the remaining net book value of its existing riverboats (approximately $30 million at June 30, 2000) over the estimated 14-month construction period prior to the boats being removed from service. As a result, depreciation expense during 2000 could be significantly greater than during 1999. Approximately $40 million of the estimated $65 million in project costs for the proposed dockside facility were obtained from HCC's debt offering completed in May 1999 with the remainder to come from operating cash flow.

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

          Pending resolution of the litigation, management recently completed construction of a $4 million barge to connect its two existing riverboats. Costs incurred through June 30, 2000 amounted to approximately $1.2 million. Of the total $4 million project cost, approximately $1.4 million in docking facilities can be used by the new dockside barge casino should it be built. The new barge allows patrons to move freely between the two existing boats and enabled management to reconfigure the casino space for increased patron comfort. Management believes that the reconfigured facility will significantly enhance the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

Aurora Casino's operations until the Company is able to replace the existing riverboats with a new dockside facility.

          Tunica Casino

          Capital expenditures at the Tunica Casino during the first half of 2000 amounted to $2.1 million; management anticipates spending an additional $2.1 million during the remainder of 2000. Projects planned for 2000 include updating slot machines, upgrades to marketing systems, renovations to hotel suites and other departmental expenditures.

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

          The total estimated cost of the Shreveport Casino is approximately $230 million, of which approximately $108 million has been spent as of June 30, 2000, including approximately $73 million during the six month period of 2000. HCL contributed approximately $49 million as an equity investment in the project with the other joint venture partner contributing $1 million to the project with the proceeds of a loan from HCL. The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Principal on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino. The joint venture partner was also given credit for an additional $1 million capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5 million obligation discussed below. The credit was in recognition of guarantees provided by an affiliate of the partner which were necessary for the Shreveport Partnership to obtain approval of its license. The $2 million equity interest of the partner is reflected as minority interest on the consolidated financial statements of HCC.

          In addition to the capital contributions, funding for the remaining construction and preopening costs has been provided by the Shreveport First Mortgage Notes which are non-recourse to HCC (see "Liquidity and Capital Resources - Financing Activities") and by $30 million of furniture, fixture and equipment financing. In addition, HCC has agreed to contribute up to an additional $5 million in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage estimated to be less than $3 million. Management believes that HCS's insurance policies will cover these losses. In addition, management of HCS will seek to recover lost profits under its business interruption insurance coverage for any delays in opening attributable to the tornado. The Shreveport Casino is currently scheduled to open in December 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

          In September 1998, HCL and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with moving the license to Shreveport, the current and former partners negotiated a settlement with the City of New Orleans which among other things, required that one of the former partners pay $5 million to the City. The current partners agreed that the Shreveport Casino would pay the City of New Orleans $5 million upon securing financing for construction of their project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would reimburse the former partner $2 million of the amount it paid to the City; such repayment is to be made upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2 million liability, net of a discount in the original amount of $308,000, and the related adjustments to the recorded value of project costs were recorded upon issuance of the Shreveport First Mortgage Notes in August 1999.

          Other

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

PART II:  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K

        The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 2000.


SIGNATURES
----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HOLLYWOOD CASINO CORPORATION


Date:     August 10, 2000                    By: /s/      Paul C. Yates
     --------------------------                  ------------------------------
                                                          Paul C. Yates
                                                 Executive Vice President and
                                                    Chief Financial Officer



                                                   HWCC - TUNICA, INC.


Date:     August 10, 2000                    By: /s/      Paul C. Yates
     --------------------------                   -----------------------------
                                                          Paul C. Yates
                                                  Executive Vice President and
                                                    Chief Financial Officer