Form 10-Q
period 2000-09-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2000-11-09
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                                 ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)


               Delaware                                    75-2352412
                Texas                                      75-2513808
------------------------------------------          --------------------------
    (States or other jurisdictions of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.'s)

     Two Galleria Tower, Suite 2200
         13455 Noel Road, LB 48
            Dallas, Texas                                     75240
------------------------------------------          --------------------------
 (Address of principal executive offices)                   (Zip Code)



(Registrants' telephone number, including area code)       (972) 392-7777
                                                      ------------------------

                               (Not Applicable)
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X     No
                                                       -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Registrant                        Class                Outstanding at November 9, 2000
----------------------------   ------------------------------   -------------------------------
Hollywood Casino Corporation   Common Stock, $.0001 par value         24,995,076 Shares
      HWCC-Tunica, Inc.          Common Stock, $.01 par value            1,000 Shares


                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


Part I:  Financial Information
------------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat casino and entertainment facility in Aurora, Illinois approximately 35 miles west of Chicago (the "Aurora Casino") and a casino, hotel and entertainment complex in Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee (the "Tunica Casino"). In addition, the Company has a license to own and operate and is currently constructing a destination gaming resort in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Approximately 46% of HCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol "HWD". The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 36% of the outstanding common stock of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation, which previously held management and consulting contracts with the Aurora Casino and Tunica Casino.

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

     The consolidated financial statements and financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of September 30, 2000, and the results of their operations for the three and nine month periods ended September 30, 2000 and 1999 and their cash flows for the nine month periods ended September 30, 2000 and 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 1999 Annual Report on Form 10-K.

     Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality. Consequently, the results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and their cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
October 27, 2000

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                        September 30,
                                                            2000        December 31,
                                                        (Unaudited)         1999
                                                        -------------   ------------
Current Assets:
 Cash and cash equivalents                              $ 139,218,000   $115,351,000
 Accounts receivable, net of allowances of
  $2,437,000 and $1,826,000, respectively                   4,914,000      4,010,000
 Inventories                                                1,650,000      1,630,000
 Deferred income taxes                                      2,262,000      1,776,000
 Refundable deposits and other
  current assets                                            3,618,000      4,096,000
 Due from affiliates, net of valuation allowances           7,610,000      7,705,000
                                                        -------------   ------------

  Total current assets                                    159,272,000    134,568,000
                                                        -------------   ------------

Property and Equipment:
 Land                                                       7,975,000      7,948,000
 Buildings and improvements                               122,221,000    122,122,000
 Riverboats and barges                                     44,676,000     40,367,000
 Operating equipment                                       89,288,000     85,812,000
 Construction in progress                                 162,319,000     44,331,000
                                                        -------------   ------------

                                                          426,479,000    300,580,000
 Less - accumulated depreciation
  and amortization                                       (101,605,000)   (92,958,000)
                                                        -------------   ------------

  Net property and equipment                              324,874,000    207,622,000
                                                        -------------   ------------

Cash restricted for construction projects                  60,228,000    147,310,000
                                                        -------------   ------------

Other Assets:
 Deferred financing costs                                  15,456,000     15,256,000
 Land rights                                                6,894,000      7,047,000
 Land held for sale, net of a valuation allowance of
  $3,084,000 in 1999                                                -      2,216,000
 Other assets                                              12,726,000     11,798,000
                                                        -------------   ------------

  Total other assets                                       35,076,000     36,317,000
                                                        -------------   ------------

                                                        $ 579,450,000   $525,817,000
                                                        =============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                September 30,
                                                                    2000         December 31,
                                                                 (Unaudited)         1999
                                                                -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                                 $  11,096,000   $   4,538,000
 Note payable                                                       2,499,000               -
 Accounts payable                                                  25,470,000      15,293,000
 Accrued liabilities -
  Salaries and wages                                                5,232,000       6,019,000
  Interest                                                         23,400,000      16,784,000
  Gaming and other taxes                                            4,747,000       2,586,000
  Insurance                                                         2,786,000       2,890,000
  Other                                                             4,836,000       4,330,000
  Federal income tax payable                                        3,541,000       3,234,000
 Other current liabilities                                          2,521,000       2,749,000
                                                                -------------   -------------

  Total current liabilities                                        86,128,000      58,423,000
                                                                -------------   -------------

Long-Term Debt                                                    511,447,000     514,959,000
                                                                -------------   -------------

Capital Lease Obligations                                          32,741,000      18,961,000
                                                                -------------   -------------

Other Noncurrent Liabilities                                        5,641,000       5,631,000
                                                                -------------   -------------
Commitments and Contingencies

Minority Interest in Limited Partnership                            2,000,000       2,000,000
                                                                -------------   -------------

Shareholders' Deficit:
 Common Stock -
  Class A common stock, $.0001 par value per share;
    50,000,000 shares authorized; 24,987,000 and 24,950,000
    shares issued and outstanding, respectively                         2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                          -               -
 Additional paid-in capital                                       217,018,000     216,928,000
 Accumulated deficit                                             (275,527,000)   (291,087,000)
                                                                -------------   -------------

  Total shareholders' deficit                                     (58,507,000)    (74,157,000)
                                                                -------------   -------------

                                                                $ 579,450,000   $ 525,817,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     2000          1999
                                                                 ------------   ------------
Revenues:
 Casino                                                          $ 85,305,000   $ 79,252,000
 Rooms                                                              2,836,000      2,864,000
 Food and beverage                                                  8,383,000      7,946,000
 Other                                                              1,315,000      1,394,000
                                                                 ------------   ------------

                                                                   97,839,000     91,456,000
 Less - promotional allowances                                     (8,806,000)    (8,508,000)
                                                                 ------------   ------------

  Net revenues                                                     89,033,000     82,948,000
                                                                 ------------   ------------
Expenses:
 Casino                                                            60,609,000     55,813,000
 Rooms                                                                353,000        347,000
 Food and beverage                                                  2,274,000      2,028,000
 Other                                                                580,000        731,000
 General and administrative                                         4,574,000      5,413,000
 Depreciation and amortization                                      3,252,000      3,571,000
 Preopening                                                         3,154,000        285,000
 Development                                                          293,000        204,000
                                                                 ------------   ------------

    Total expenses                                                 75,089,000     68,392,000
                                                                 ------------   ------------

Income from operations                                             13,944,000     14,556,000
                                                                 ------------   ------------
Non-operating income (expense):
 Interest income                                                    2,779,000      3,094,000
 Interest expense, net of capitalized interest of $3,686,000
   and $256,000, respectively                                     (13,005,000)   (13,595,000)
 Gain on settlement of litigation, net of related expenses          7,274,000              -
 (Loss) gain on disposal of assets                                     (1,000)         1,000
                                                                 ------------   ------------

  Total non-operating expense, net                                 (2,953,000)   (10,500,000)
                                                                 ------------   ------------

Income before income taxes and other item                          10,991,000      4,056,000
Income tax provision                                                 (476,000)      (574,000)
                                                                 ------------   ------------

Income before other item                                           10,515,000      3,482,000
Minority interest in earnings of Limited Partnership (Note 1)               -     (2,380,000)
                                                                 ------------   ------------

Net income                                                       $ 10,515,000   $  1,102,000
                                                                 ============   ============

Basic net income per common share                                $        .42   $        .05
                                                                 ============   ============

Diluted net income per common share                              $        .39   $        .04
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 ----------------------------
                                                                      2000           1999
                                                                 ------------   ------------
Revenues:
 Casino                                                          $247,864,000   $218,011,000
 Rooms                                                              7,946,000      7,889,000
 Food and beverage                                                 24,535,000     22,264,000
 Other                                                              3,608,000      3,537,000
                                                                 ------------   ------------

                                                                  283,953,000    251,701,000
 Less - promotional allowances                                    (25,100,000)   (22,829,000)
                                                                 ------------   ------------

  Net revenues                                                    258,853,000    228,872,000
                                                                 ------------   ------------
Expenses:
 Casino                                                           176,773,000    156,089,000
 Rooms                                                                889,000        959,000
 Food and beverage                                                  6,731,000      6,381,000
 Other                                                              1,403,000      1,809,000
 General and administrative                                        15,186,000     15,413,000
 Depreciation and amortization                                      9,766,000     10,913,000
 Preopening                                                         4,562,000        285,000
 Development                                                          715,000        688,000
                                                                 ------------   ------------

    Total expenses                                                216,025,000    192,537,000
                                                                 ------------   ------------

Income from operations                                             42,828,000     36,335,000
                                                                 ------------   ------------

Non-operating income (expense):
 Interest income                                                    9,038,000      4,550,000
 Interest expense, net of capitalized interest of $7,504,000
   and $256,000, respectively                                     (42,219,000)   (30,578,000)
 Gain on settlement of litigation, net of related expenses          7,274,000              -
 Gain (loss) on disposal of assets                                    191,000        (55,000)
                                                                 ------------   ------------

  Total non-operating expense, net                                (25,716,000)   (26,083,000)
                                                                 ------------   ------------

Income before income taxes, extraordinary and other items          17,112,000     10,252,000
Income tax provision                                               (1,552,000)    (1,128,000)
                                                                 ------------   ------------

Income before extraordinary and other items                        15,560,000      9,124,000
Minority interest in earnings of Limited Partnership (Note 1)               -     (5,470,000)
                                                                 ------------   ------------

Income before extraordinary item                                   15,560,000      3,654,000
Extraordinary item - early extinguishment of debt                           -    (30,353,000)
                                                                 ------------   ------------

Net income (loss)                                                $ 15,560,000   $(26,699,000)
                                                                 ============   ============
Basic income (loss) per share:
   Before extraordinary item                                     $        .62   $        .15
   Extraordinary item                                                       -          (1.22)
                                                                 ------------   ------------

   Net income (loss)                                             $        .62   $      (1.07)
                                                                 ============   ============
Diluted income (loss) per share:
   Before extraordinary item                                     $        .59   $        .15
   Extraordinary item                                                       -          (1.21)
                                                                 ------------   ------------

   Net income (loss)                                             $        .59   $      (1.06)
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                          2000            1999
                                                                     -------------   -------------
OPERATING ACTIVITIES:
 Net income (loss)                                                   $  15,560,000   $ (26,699,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Extraordinary item                                                             -      30,353,000
  Depreciation and amortization, including accretion
   of debt discount                                                     11,565,000      12,313,000
  (Gain) loss on disposal of assets                                       (191,000)         55,000
  Minority interest in earnings of Limited Partnership                           -       5,470,000
  Grant of stock options                                                    15,000               -
  Provision for doubtful accounts                                          985,000         657,000
  Deferred income taxes                                                   (291,000)         (3,000)
  Increase in accounts receivable                                       (1,889,000)       (854,000)
  Increase in accounts payable and accrued expenses                     18,876,000      21,690,000
  Net change in other current assets and liabilities                       280,000      (2,444,000)
  Net change in other noncurrent assets and liabilities                 (1,046,000)       (165,000)
                                                                     -------------   -------------

   Net cash provided by operating activities                            43,864,000      40,373,000
                                                                     -------------   -------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (105,317,000)    (25,166,000)
 Short-term investments                                                          -       3,905,000
 Restricted cash                                                                 -     (41,467,000)
 Decrease (increase) in cash restricted for construction projects       87,082,000    (145,762,000)
 Increase in cash from acquisition                                               -       1,525,000
 Proceeds from disposal of assets                                        2,414,000       3,944,000
 Loan to joint venture partner                                                   -      (1,000,000)
 Investment in unconsolidated affiliate                                          -         (45,000)
                                                                     -------------   -------------

 Net cash used in investing activities                                 (15,821,000)   (204,066,000)
                                                                     -------------   -------------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                  139,000     493,395,000
 Deferred financing costs                                               (1,916,000)    (16,316,000)
 Repayments of long-term debt                                           (2,021,000)   (209,244,000)
 Payments on capital lease obligations                                    (453,000)       (421,000)
 Issuance of common stock                                                   75,000               -
 Investment by joint venture partner                                             -       1,000,000
 Limited partnership distributions                                               -      (5,205,000)
                                                                     -------------   -------------

  Net cash (used in) provided by financing activities                   (4,176,000)    263,209,000
                                                                     -------------   -------------

  Net increase in cash and cash equivalents                             23,867,000      99,516,000
  Cash and cash equivalents at beginning of period                     115,351,000      42,118,000
                                                                     -------------   -------------

  Cash and cash equivalents at end of period                         $ 139,218,000   $ 141,634,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 54% of the issued and outstanding stock of HCC is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 36% of the outstanding common stock of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation, which previously held management and consulting contracts with casino properties owned by HCC.

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation organized during 1990 which owns and operates a riverboat gaming operation with approximately 30,000 square feet of gaming space together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois approximately 35 miles west of Chicago (the "Aurora Casino"). HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, entertainment facilities and a 506-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee (the "Tunica Casino"). The Aurora Casino and the Tunica Casino commenced operations in June 1993 and August 1994, respectively. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana. HCC owns the partnership (the "Shreveport Partnership") which owns and is currently constructing a destination gaming resort including a dockside casino, all suite hotel and other entertainment facilities located in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino.

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

     HCC acquired all of the capital stock of PCC from GBCC in October 1999. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a $40.3 million obligation payable in satisfaction of certain notes issued by a subsidiary of PCC and guaranteed by PCC . The payment of the $40.3 million obligation

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected as a charge to expense by the affected entities during 1999.

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

     In September 1998, the Shreveport Partnership received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. The acquisition price was $2,500,000 (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino (see Note 9). The revised structure of the joint venture received approval by the Louisiana Gaming Control Board (the "LGCB") on April 20, 1999. Consequently, HCL now has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest after the commencement of operations and in the event that the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. The joint venture partner's interest is included in minority interest on the accompanying consolidated balance sheets in the amount of $2,000,000.

     The $150,000,000 Shreveport First Mortgage Notes (see Note 3), together with a total of $49,000,000 of capital contributions from HCL, a $1,000,000 capital contribution from HCL's joint venture partner made with funds loaned by HCL and $30,000,000 in furniture, fixture and equipment financing (see Note 4) are expected to provide the estimated $230,000,000 needed to construct and open the Shreveport Casino. In addition, HCC has agreed to contribute up to an additional $5,000,000 in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,436 slot machines and 68 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party. On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage estimated to be less than $3,000,000. Management believes that HCS's insurance policies will cover these losses. In addition, management of HCS will seek to recover lost profits under its business interruption insurance coverage for any delays in opening attributable to the tornado. The Shreveport Casino is currently scheduled to open in December 2000.

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

     The consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999.

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

     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                         ----------------------  ----------------------
                                             2000       1999        2000        1999
                                         ----------  ----------  ----------  ----------
Shares used in the calculation of:

Basic net income per share               24,965,574  24,949,976  24,956,728  24,949,976
Diluted net income per share             26,678,218  25,489,395  26,408,044  25,231,700


     The number of shares used in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2000 and 1999 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. All such options have been included in the calculation of diluted earnings per share for the 2000 three and nine month periods. The calculation of diluted earnings per share for the 1999 three and nine month periods excludes certain options to purchase

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


common stock which would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 620,000 and 1,125,000, respectively, for the three and nine month periods ended September 30, 1999.

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.


                                                          September 30,  December 31,
                                                              2000           1999
                                                          ------------   ------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)                $310,000,000   $310,000,000
 Floating rate Senior Secured Notes, due 2006 (a)           50,000,000     50,000,000
 Promissory note due to affiliate (Note 7)                   1,893,000      2,033,000
                                                          ------------   ------------

                                                           361,893,000    362,033,000
                                                          ------------   ------------
Indebtedness of HCA:
 Promissory note to bank (b)                                 1,352,000      1,952,000
                                                          ------------   ------------
Indebtedness of HCT :
 Equipment loans (c)                                         1,440,000      2,488,000
 Bank credit facility (d)                                      150,000        278,000
                                                          ------------   ------------

                                                             1,590,000      2,766,000
                                                          ------------   ------------
Indebtedness of HCL which is non-recourse to HCC:
 13% Shreveport First Mortgage Notes, with contingent
    interest, due 2006 (e)                                 150,000,000    150,000,000
 Note payable, net of discount of $105,000
  and $241,000, respectively (f)                             1,895,000      1,759,000
 Other                                                          34,000              -
                                                          ------------   ------------

                                                           151,929,000    151,759,000
                                                          ------------   ------------

 Total indebtedness                                        516,764,000    518,510,000
  Less - current maturities                                 (5,317,000)    (3,551,000)
                                                          ------------   ------------

   Total long-term debt                                   $511,447,000   $514,959,000
                                                          ============   ============

--------------------
(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior indebtedness through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes has been adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999, to 12.89% effective May 1, 2000 and to 13% effective November 1, 2000. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino (see Note 1) and, during October 1999, to acquire the management and consulting contracts on the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Aurora Casino and Tunica Casino (see Note 1). The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC and (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in (2) above is currently $66,007,000.

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

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 2000 and 2002. Current maturities of long-term debt with respect to HCT also includes short-term equipment loans with balances of $26,000 and $51,000 at September 30, 2000 and December 31, 1999, respectively, which do not accrue interest and which mature during 2000.

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

     Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1. In addition, contingent interest will accrue and be payable on each interest payment date after the Shreveport Casino begins operations. The amount of contingent interest will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5,000,000 for any four consecutive fiscal quarters. The notes are collateralized by a first priority secured interest in substantially all of the partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35,000,000 of financing has been or will be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     adjustments to the recorded value of project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of September 30, 2000 are set forth below:

          2000 (three months)                     $    723,000
          2001                                       5,281,000
          2002                                         602,000
          2003                                         175,000
          2004                                          82,000
          Thereafter                               510,006,000
                                                  ------------

               Total                              $516,869,000
                                                  ============

     Interest paid, net of amounts capitalized, amounted to $41,188,000 and $16,278,000, respectively, during the nine month periods ended September 30, 2000 and 1999.

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

     HCS entered into a lease agreement with third party lessors for up to $30,000,000 to be used to acquire furniture, fixture and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1,000,000 and accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, HCS only pays interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30,000,000. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes (see
Note 3(e)). As of September 30, 2000, borrowings outstanding under the lease agreement amounted to $19,025,000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Assets under capital leases and the related accumulated amortization are included on the accompanying consolidated balance sheets as follows:


                                                   September 30,  December 31,
                                                        2000         1999
                                                    -----------   -----------

Buildings                                           $27,358,000   $27,358,000
Construction in progress                             19,025,000             -
                                                    -----------   -----------

                                                     46,383,000    27,358,000
Less - accumulated amortization                      (4,960,000)   (4,279,000)
                                                    -----------   -----------

                                                    $41,423,000   $23,079,000
                                                    ===========   ===========

     Amortization expense with respect to these assets amounted to $227,000 and $681,000, respectively, for each of the three and nine month periods ended September 30, 2000 and 1999.

     Based on the borrowings outstanding at September 30, 2000, the future minimum lease payments under capital lease obligation are as follows:


          2000 (three months)                                     $  1,574,000
          2001                                                      10,667,000
          2002                                                      10,095,000
          2003                                                       9,428,000
          2004                                                       2,677,000
          Thereafter                                                18,739,000
                                                                  ------------
          Total minimum lease payments                              53,180,000
          Less - amount representing interest                      (14,660,000)
                                                                  ------------

          Present value of future minimum lease payments            38,520,000
          Current capital lease obligation                          (5,779,000)
                                                                  ------------

          Long-term capital lease obligation                      $ 32,741,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Cash restricted for construction project is comprised of the following:

                                                                                          September 30,  December 31,
                                                                                               2000         1999
                                                                                           -----------   -----------
     Construction reserve                                                                  $45,445,000   $114,964,000
     Interest reserve                                                                        9,504,000     27,275,000
     Completion reserve                                                                      5,279,000      5,071,000
                                                                                           -----------   ------------

                                                                                           $60,228,000   $147,310,000
                                                                                           ===========   ============

(6)  Income Taxes

     Components of HCC's provision for income taxes consist of the following:

                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                           --------------------------    ----------------------------
                                                               2000           1999           2000            1999
                                                           -----------    -----------    ------------    ------------
 Current:
  Federal                                                  $  (318,000)   $         -    $   (318,000)   $          -
  State                                                       (464,000)      (579,000)     (1,525,000)     (1,131,000)
 Deferred:
  Federal                                                   (3,427,000)      (259,000)     (5,171,000)      9,233,000
  State                                                        (12,000)         5,000         (27,000)          3,000
Change in valuation allowance                                3,745,000        259,000       5,489,000      (9,233,000)
                                                           -----------    -----------    ------------    ------------

                                                           $  (476,000)   $  (574,000)   $ (1,552,000)   $ (1,128,000)
                                                           ===========    ===========    ============    ============


     Federal income tax payments of $35,000 and $169,000, respectively, were made during the nine month periods ended September 30, 2000 and 1999. State income tax payments of $1,705,000 and $877,000, respectively, were made during the nine month periods ended September 30, 2000 and 1999. Current federal income taxes for the three and nine month periods ended September 30, 2000 were offset through the use of available tax net operating loss carryforwards ("NOL's").

     At September 30, 2000, HCC and its subsidiaries continue to have NOL's available totaling approximately $35,300,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $4,918,000 and $713,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


allowances have been established which result in net deferred tax assets of $5,537,000 and $5,246,000 at September 30, 2000 and December 31, 1999,
respectively.

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional estimated current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

(7)  Transactions with Related Parties

     As partial consideration for its April 1, 1997 acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 to PPI Corporation. The note payable to PPI Corporation was amended as of the October 1999 acquisition of PCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through December 1, 2000 while negotiations continue between GBCC and HCC to restructure certain indebtedness owned by GBCC to HCC. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of January 1, 2001. The indebtedness owed by GBCC to HCC had an outstanding principal balance of $6,750,000 at September 30, 2000. During October 2000, GBCC paid $900,000 of the outstanding principal balance and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure the debt continue.

(8)  Unrestricted Subsidiaries

     Under the terms of the indenture to the Senior Secured Notes (see Note 3), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries; HWCC-Holdings, Inc. and HWCC-Golf Course Partners, Inc. The following presentation summarizes the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


financial position and results of operations of the Company reflecting its Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.


                            Condensed Balance Sheet
           Equity Method for Investment in Unrestricted Subsidiaries
                              September 30, 2000
                            (amounts in thousands)


Current Assets:                                                Current Liabilities:
Cash and cash items                           $128,473         Current maturities of long-
Accounts receivable, net of allowance                           term debt and capital leases               $   4,439
 of $2,437                                       4,914         Accounts payable and accrued
Inventories                                      1,650          liabilities                                   45,833
Prepaid expenses and other current assets        4,729         Other current liabilities                       2,521
                                                                                                           ---------
Due from affiliates                              7,610                                                        52,793
                                              --------                                                     ---------
                                               147,376
                                              --------
Investment in and advances to                                  Long-term debt                                361,419
 Unrestricted Subsidiaries                      40,886                                                     ---------
                                              --------
                                                               Capital lease obligations                      18,472
Property and equipment, net of                                                                             ---------
 accumulated depreciation and                                  Other noncurrent liabilities                    5,641
 amortization of $101,584                      165,604                                                     ---------
                                              --------
                                                               Shareholders' deficit:
Other Assets:                                                  Common stock                                        2
Deferred finance costs                           9,254         Additional paid-in capital                    217,018
Other assets                                    16,698         Accumulated deficit                          (275,527)
                                              --------                                                     ---------
                                                25,952                                                       (58,507)
                                              --------                                                     ---------

                                              $379,818                                                     $ 379,818
                                              ========                                                     =========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



                      Condensed Statements of Operations
           Equity Method for Investment in Unrestricted Subsidiaries
             Three and Nine Month Periods Ended September 30, 2000
                            (amounts in thousands)

                                                 Three Months Ended            Nine Months Ended
                                                 September 30, 2000           September 30, 2000
                                                 ------------------           ------------------
Net revenues                                           $     89,033                 $    258,853
                                                       ------------                 ------------

Expenses:
 Departmental expenses                                       63,793                      185,773
 General and administrative                                   4,501                       14,962
 Depreciation and amortization                                3,240                        9,747
 Development                                                    293                          715
                                                       ------------                 ------------

    Total expenses                                           71,827                      211,197
                                                       ------------                 ------------

Income from operations                                       17,206                       47,656
Non-operating expense, net                                   (2,576)                     (22,643)
                                                       ------------                 ------------
Income before taxes and other item                           14,630                       25,013
Provision for taxes                                            (476)                      (1,552)
                                                       ------------                 ------------
Income before other item                                     14,154                       23,461
Equity in losses of unrestricted subsidiaries                (3,639)                      (7,901)
                                                       ------------                 ------------

Net income                                             $     10,515                 $     15,560
                                                       ============                 ============

(9)  Supplemental Cash Flow Information

     During the first nine months of 2000, HCS obtained proceeds under capital lease obligations amounting to $19,025,000 used to purchase fixed assets during the construction period (see Note 4).

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
                                                     ===========


     The contingent liability of $2,499,000 shown above was recorded as a non-cash transaction during the second quarter of 2000 and is reflected as a note payable on the accompanying consolidated balance sheet at September 30, 2000.

     The issuance of a note to a former partner of the Shreveport Partnership at a discounted face amount of $1,692,000 (see Note 3(f)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the nine month period ended September 30, 1999 as a non-cash transaction.

     HCL's joint venture partner was credited with an additional $1,000,000 capital contribution to the Shreveport Partnership in recognition of certain guarantees it provided in order to obtain LGCB approval for the Shreveport Casino. The increase in minority interest and the corresponding addition to construction in progress have been excluded from the accompanying consolidated statement of cash flows for the nine month period ended September 30, 1999 as a non-cash transaction.

(10) Litigation

     On October 8, 1998, the Company filed a complaint against its former independent accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit. Terms of the settlement are confidential; however, the Company recognized a pretax gain on the settlement, net of related legal fees and other expenses, amounting to $7,274,000, which is included in non-operating income on the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2000.

(11) Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed balance sheet of Hollywood Casino-Aurora, Inc. as of September 30, 2000, and the related condensed statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
October 27, 2000

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                                    ASSETS

                                                      September 30,
                                                          2000       December 31,
                                                      (Unaudited)        1999
                                                      ------------   ------------
Current Assets:
 Cash and cash equivalents                            $ 27,761,000   $ 22,148,000
 Accounts receivable, net of allowances
  of $948,000 and $836,000, respectively                 1,245,000        992,000
 Inventories                                               924,000        845,000
 Deferred income taxes                                   2,047,000      1,809,000
 Due from affiliates                                         7,000      1,956,000
 Prepaid expenses and other current assets               1,016,000        758,000
                                                      ------------   ------------

  Total current assets                                  33,000,000     28,508,000
                                                      ------------   ------------

Property and Equipment:
 Land improvements                                       3,167,000      3,167,000
 Buildings and improvements                             46,205,000     46,205,000
 Riverboats and barge                                   42,152,000     37,843,000
 Operating equipment                                    42,190,000     39,898,000
 Construction in progress                                1,855,000      1,625,000
                                                      ------------   ------------

                                                       135,569,000    128,738,000
 Less - accumulated depreciation and amortization      (52,963,000)   (47,717,000)
                                                      ------------   ------------

  Net property and equipment                            82,606,000     81,021,000
                                                      ------------   ------------

Other Assets                                             2,270,000      2,230,000
                                                      ------------   ------------

                                                      $117,876,000   $111,759,000
                                                      ============   ============




 The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY


                                            September 30,
                                                2000        December 31,
                                            (Unaudited)         1999
                                            -------------   ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations              $  1,878,000   $  1,794,000
 Accounts payable                               2,187,000      1,857,000
 Accrued liabilities -
  Salaries and wages                            1,972,000      2,758,000
  Interest                                      3,775,000      1,769,000
  Gaming and other taxes                        3,959,000      1,129,000
  Insurance                                       849,000      1,051,000
  Other                                         1,963,000      2,115,000
 Due to affiliates                              2,185,000        218,000
 Other current liabilities                      1,193,000      1,479,000
                                             ------------   ------------

  Total current liabilities                    19,961,000     14,170,000
                                             ------------   ------------

Long-Term Debt                                 66,504,000     67,152,000
                                             ------------   ------------

Capital Lease Obligations                      18,472,000     18,961,000
                                             ------------   ------------

Deferred Income Taxes                           5,983,000      5,429,000
                                             ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                    15,000         15,000
 Additional paid-in capital                    25,541,000     25,541,000
 Accumulated deficit                          (18,600,000)   (19,509,000)
                                             ------------   ------------

  Total shareholder's equity                    6,956,000      6,047,000
                                             ------------   ------------

                                             $117,876,000   $111,759,000
                                             ============   ============




  The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months Ended
                                              September 30,
                                        -------------------------
                                            2000          1999
                                        -----------   -----------
Revenues:
 Casino                                 $56,593,000   $51,714,000
 Food and beverage                        4,062,000     3,806,000
 Other                                      949,000     1,025,000
                                        -----------   -----------

                                         61,604,000    56,545,000
 Less - promotional allowances           (3,317,000)   (3,101,000)
                                        -----------   -----------

 Net revenues                            58,287,000    53,444,000
                                        -----------   -----------

Expenses:
 Casino                                  38,076,000    34,452,000
 Food and beverage                        1,229,000     1,105,000
 Other                                      310,000       376,000
 General and administrative               1,329,000     4,308,000
 Depreciation and amortization            1,768,000     1,763,000
                                        -----------   -----------

  Total expenses                         42,712,000    42,004,000
                                        -----------   -----------

Income from operations                   15,575,000    11,440,000
                                        -----------   -----------

Non-operating income (expense):
 Interest income                            301,000       184,000
 Interest expense                        (2,255,000)   (1,251,000)
 (Loss) gain on disposal of assets           (8,000)        1,000
                                        -----------   -----------


  Total non-operating expense, net       (1,962,000)   (1,066,000)
                                        -----------   -----------

Income before income taxes               13,613,000    10,374,000

Income tax provision                     (4,926,000)   (4,613,000)
                                        -----------   -----------

Net income                              $ 8,687,000   $ 5,761,000
                                        ===========   ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Nine Months Ended
                                              September 30,
                                       ---------------------------
                                           2000           1999
                                       ------------   ------------
Revenues:
 Casino                                $165,642,000   $139,716,000
 Food and beverage                       11,892,000     10,756,000
 Other                                    2,538,000      2,511,000
                                       ------------   ------------

                                        180,072,000    152,983,000
 Less - promotional allowances           (9,428,000)    (8,282,000)
                                       ------------   ------------

 Net revenues                           170,644,000    144,701,000
                                       ------------   ------------

Expenses:
 Casino                                 111,875,000     96,742,000
 Food and beverage                        3,699,000      3,585,000
 Other                                      800,000        900,000
 General and administrative               4,080,000     10,992,000
 Depreciation and amortization            5,260,000      5,318,000
                                       ------------   ------------

  Total expenses                        125,714,000    117,537,000
                                       ------------   ------------

Income from operations                   44,930,000     27,164,000
                                       ------------   ------------

Non-operating income (expense):
 Interest income                            897,000        337,000
 Interest expense                        (6,786,000)    (4,004,000)
 (Loss) gain on disposal of assets           (7,000)         2,000
                                       ------------   ------------

  Total non-operating expense, net       (5,896,000)    (3,665,000)
                                       ------------   ------------

Income before income taxes               39,034,000     23,499,000

Income tax provision                    (14,322,000)    (9,592,000)
                                       ------------   ------------

Net income                             $ 24,712,000   $ 13,907,000
                                       ============   ============




     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   2000           1999
                                                               ------------   ------------
OPERATING ACTIVITIES:
 Net income                                                    $ 24,712,000   $ 13,907,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                   5,260,000      5,318,000
  Provision for doubtful accounts                                   135,000        225,000
  Loss (gain) on disposal of assets                                   7,000         (2,000)
  Deferred income tax (provision) benefit                           316,000        (68,000)
  Increase in receivables                                          (388,000)      (134,000)
  Increase in accounts payable and accrued liabilities            4,026,000      3,512,000
  Net change in affiliate accounts                                3,916,000      7,952,000
  Net change in other current assets and liabilities               (623,000)       194,000
  Net change in other assets and liabilities                        (40,000)        (5,000)
                                                               ------------   ------------

 Net cash provided by operating activities                       37,321,000     30,899,000
                                                               ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                             (6,859,000)    (2,939,000)
 Proceeds from sale of assets                                         7,000          2,000
                                                               ------------   ------------

 Net cash used in investing activities                           (6,852,000)    (2,937,000)
                                                               ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from the issuance of long-term debt                             -     29,757,000
 Repayments of debt                                                (600,000)   (32,012,000)
 Payments on capital lease obligations                             (453,000)      (421,000)
 Dividends                                                      (23,803,000)    (6,120,000)
                                                               ------------   ------------

 Net cash used in financing activities                          (24,856,000)    (8,796,000)
                                                               ------------   ------------

 Net increase in cash and cash equivalents                        5,613,000     19,166,000
 Cash and cash equivalents at beginning of period                22,148,000      9,718,000
                                                               ------------   ------------

 Cash and cash equivalents at end of period                    $ 27,761,000   $ 28,884,000
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

     The financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999.

(2)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:


                                           September 30,   December 31,
                                                2000           1999
                                            -----------    -----------

  11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                          $66,007,000    $66,007,000
  Promissory notes to bank (b)                1,352,000      1,952,000
                                            -----------    -----------

  Total indebtedness                         67,359,000     67,959,000
  Less - current maturities                    (855,000)      (807,000)
                                            -----------    -----------

  Total long-term debt                      $66,504,000    $67,152,000
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

     As of September 30, 2000, future maturities of long-term debt are as follows:

               2000 (three months)                $   207,000
               2001                                   747,000
               2002                                   156,000
               2003                                   168,000
               2004                                    74,000
               Thereafter                          66,007,000
                                                  -----------

                                                  $67,359,000
                                                  ===========

     Interest paid for the nine month periods ended September 30, 2000 and 1999 amounted to $4,780,000 and $3,497,000, respectively.

(3)  Income Taxes

     HCA's (provision) benefit for income taxes consists of the following:


                        Three Months Ended           Nine Months Ended
                           September 30,                September 30,
                    -------------------------    --------------------------
                        2000          1999           2000           1999
                    -----------   -----------    ------------   -----------

     Current:
      Federal       $(4,318,000)  $(4,154,000)   $(12,482,000)  $(8,559,000)
      State            (463,000)     (567,000)     (1,524,000)   (1,101,000)
     Deferred:
      Federal          (133,000)      103,000        (289,000)       65,000
      State             (12,000)        5,000         (27,000)        3,000
                    -----------   -----------    ------------   -----------

                    $(4,926,000)  $(4,613,000)   $(14,322,000)  $(9,592,000)
                    ===========   ===========    ============   ===========


     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal income taxes amounting to $9,020,000 and $956,000, respectively, during the nine month periods ended September 30, 2000 and 1999 and state income taxes of $1,705,000 and $864,000, respectively, during the nine month periods ended September 30, 2000 and 1999.

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 as they pertain to HCA. The intercompany tax obligation under the tax sharing agreement and the net deferred tax liability have been adjusted to reflect the results of such examination. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the financial position or results of operations of HCA.

(4)  Transactions with Related Parties

     Pursuant to a management services agreement which was terminated in October 1999, HCA paid base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership in which HCC was the general partner and a subsidiary of Greate Bay Casino Corporation ("GBCC") was the limited partner. Prior to December 31, 1996, GBCC was an approximately 80% owned subsidiary of HCC. HCA incurred management and incentive fees totaling $3,061,000 during the three month period ended September 30, 1999 and $7,273,000 during the nine month period ended September 30, 1999. During October 1999, HCC acquired the GBCC subsidiary which held the limited partnership in PML. HCA borrowed an additional $37,000,000 under its intercompany note with HCC (see Note 2) to acquire and terminate the management contract. Accordingly, effective October 13, 1999, HCA no longer pays a management fee. HCA reflected the $37,000,000 payment as an expense to terminate the management contract during the fourth quarter of 1999.

(5)  Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Tunica, Inc. and subsidiary as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and their cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
October 27, 2000

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      September 30,
                                                          2000        December 31,
                                                       (Unaudited)        1999
                                                      -------------   ------------
Current Assets:
 Cash and cash equivalents                             $ 14,527,000   $ 10,339,000
 Accounts receivable, net of allowances of
  $1,489,000 and $990,000, respectively                   3,487,000      2,722,000
 Inventories                                                726,000        785,000
 Deferred income taxes                                    1,261,000      1,346,000
 Prepaid expenses and other current assets                1,319,000      1,190,000
 Due from affiliates                                         44,000        503,000
                                                       ------------   ------------

  Total current assets                                   21,364,000     16,885,000
                                                       ------------   ------------

Property and Equipment:
 Land and improvements                                    4,808,000      4,781,000
 Buildings                                               76,109,000     76,011,000
 Barges                                                   2,524,000      2,524,000
 Operating equipment                                     45,180,000     44,815,000
 Construction in progress                                 1,483,000        134,000
                                                       ------------   ------------

                                                        130,104,000    128,265,000
  Less - accumulated depreciation and amortization      (47,975,000)   (44,575,000)
                                                       ------------   ------------

 Net property and equipment                              82,129,000     83,690,000
                                                       ------------   ------------

Other Assets:
 Land rights                                              6,894,000      7,047,000
 Other assets                                             4,837,000      4,776,000
                                                       ------------   ------------

  Total other assets                                     11,731,000     11,823,000
                                                       ------------   ------------

                                                       $115,224,000   $112,398,000
                                                       ============   ============



   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                           September 30,
                                                2000       December 31,
                                            (Unaudited)        1999
                                           -------------   ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  1,138,000   $  1,491,000
 Accounts payable                              1,577,000      1,081,000
 Accrued liabilities -
  Salaries and wages                           2,084,000      1,569,000
  Interest                                       437,000        437,000
  Gaming and other taxes                         747,000      1,340,000
  Insurance                                    1,939,000      1,839,000
  Other                                        2,786,000      2,214,000
 Other current liabilities                     1,238,000      1,168,000
                                            ------------   ------------

  Total current liabilities                   11,946,000     11,139,000
                                            ------------   ------------

Long-Term Debt                                87,826,000     88,649,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                  -              -
 Additional paid-in capital                   22,637,000     22,637,000
 Accumulated deficit                          (7,185,000)   (10,027,000)
                                            ------------   ------------

  Total shareholder's equity                  15,452,000     12,610,000
                                            ------------   ------------

                                            $115,224,000   $112,398,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                 --------------------------
                                                     2000          1999
                                                 -----------   -----------
Revenues:
 Casino                                          $28,712,000   $27,538,000
 Rooms                                             2,836,000     2,864,000
 Food and beverage                                 4,321,000     4,140,000
 Other                                               360,000       370,000
                                                 -----------   -----------

                                                  36,229,000    34,912,000
 Less - promotional allowances                    (5,489,000)   (5,407,000)
                                                 -----------   -----------

   Net revenues                                   30,740,000    29,505,000
                                                 -----------   -----------

Expenses:
 Casino                                           22,533,000    21,361,000
 Rooms                                               353,000       347,000
 Food and beverage                                 1,045,000       923,000
 Other                                               247,000       294,000
 General and administrative                        1,218,000     1,510,000
 Depreciation and amortization                     1,417,000     1,800,000
                                                 -----------   -----------

   Total expenses                                 26,813,000    26,235,000
                                                 -----------   -----------

Income from operations                             3,927,000     3,270,000
                                                 -----------   -----------

Non-operating income (expenses):
 Interest income                                      66,000        90,000
 Interest expense                                 (2,499,000)   (2,450,000)
 Equity in losses of unconsolidated affiliate        (23,000)      (61,000)
 Gain on disposal of assets                            7,000             -
                                                 -----------   -----------

   Total non-operating expenses, net              (2,449,000)   (2,421,000)
                                                 -----------   -----------

Income before income taxes                         1,478,000       849,000
Income tax provision                                (148,000)     (563,000)
                                                 -----------   -----------

Net income                                       $ 1,330,000   $   286,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                 ----------------------------
                                                     2000           1999
                                                 ------------   ------------
Revenues:
 Casino                                          $ 82,222,000   $ 78,295,000
 Rooms                                              7,946,000      7,889,000
 Food and beverage                                 12,643,000     11,508,000
 Other                                              1,064,000      1,022,000
                                                 ------------   ------------

                                                  103,875,000     98,714,000
 Less - promotional allowances                    (15,672,000)   (14,547,000)
                                                 ------------   ------------

   Net revenues                                    88,203,000     84,167,000
                                                 ------------   ------------

Expenses:
 Casino                                            64,898,000     59,347,000
 Rooms                                                889,000        959,000
 Food and beverage                                  3,032,000      2,796,000
 Other                                                580,000        848,000
 General and administrative                         3,734,000      4,561,000
 Depreciation and amortization                      4,356,000      5,558,000
                                                 ------------   ------------

   Total expenses                                  77,489,000     74,069,000
                                                 ------------   ------------

Income from operations                             10,714,000     10,098,000
                                                 ------------   ------------

Non-operating income (expenses):
 Interest income                                      163,000        297,000
 Interest expense                                  (7,528,000)    (7,803,000)
 Equity in losses of unconsolidated affiliate         (23,000)       (61,000)
 Gain (loss) on disposal of assets                      7,000        (57,000)
                                                 ------------   ------------

   Total non-operating expenses, net               (7,381,000)    (7,624,000)
                                                 ------------   ------------

Income before income taxes                          3,333,000      2,474,000
Income tax provision                                 (491,000)      (563,000)
                                                 ------------   ------------

Net income                                       $  2,842,000   $  1,911,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                            --------------------------
                                                                2000          1999
                                                            -----------   ------------

OPERATING ACTIVITIES:
 Net income                                                 $ 2,842,000   $  1,911,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                              4,356,000      5,558,000
   Provision for doubtful accounts                              850,000        432,000
   (Gain) loss on disposal of assets                             (7,000)        57,000
   Equity in losses of unconsolidated affiliate                  23,000         61,000
   Increase in accounts receivable                           (1,615,000)    (1,690,000)
   Deferred tax provision                                             -       (151,000)
   Increase in accounts payable
     and accrued expenses                                     1,090,000      2,232,000
   Net change in other current assets and liabilities           464,000        (22,000)
   Net change in other noncurrent assets and liabilities         (5,000)        25,000
                                                            -----------   ------------

 Net cash provided by operating activities                    7,998,000      8,413,000
                                                            -----------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (2,634,000)    (5,359,000)
 Short-term investments                                               -      3,905,000
 Investment in unconsolidated affiliate                               -        (45,000)
 Proceeds from sale of assets                                         -         55,000
                                                            -----------   ------------

 Net cash used in investing activities                       (2,634,000)    (1,444,000)
                                                            -----------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                       104,000     86,271,000
 Repayments of long-term debt                                (1,280,000)   (85,045,000)
 Dividends                                                            -     (8,000,000)
                                                            -----------   ------------

 Net cash used in financing activities                       (1,176,000)    (6,774,000)
                                                            -----------   ------------

 Net increase in cash and cash equivalents                    4,188,000        195,000
 Cash and cash equivalents at  beginning of period           10,339,000     16,325,000
                                                            -----------   ------------

 Cash and cash equivalents at end of period                 $14,527,000   $ 16,520,000
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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999.

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     The consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999.

(2)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                     September 30,  December 31,
                                                         2000           1999
                                                     ------------   -----------

 11.25% Promissory note to HCC due May 1, 2007 (a)   $ 87,045,000   $87,045,000
 Note payable to HCC (a)                                  329,000       329,000
 Equipment loans (b)                                    1,440,000     2,488,000
 Bank credit facility (c)                                 150,000       278,000
                                                     ------------   -----------

   Total indebtedness                                  88,964,000    90,140,000
  Less - current maturities                            (1,138,000)   (1,491,000)
                                                     ------------   -----------

   Total long-term debt                              $ 87,826,000   $88,649,000
                                                     ============   ===========
--------------------

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

(b) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 2000 and 2002. Current maturities of long-term debt includes short-term equipment loans with balances of $26,000 and $51,000 at September 30, 2000 and December 31, 1999, respectively, which do not accrue interest and which mature during 2000.

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

     Scheduled payments of long-term debt as of September 30, 2000 are set forth below:

               2000 (three months)    $   315,000
               2001                     1,033,000
               2002                       242,000
               2003                             -
               2004                             -
               Thereafter              87,374,000
                                      -----------

                 Total                $88,964,000
                                      ===========

     Interest paid amounted to $7,528,000 and $7,857,000, respectively, during the nine month periods ended September 30, 2000 and 1999.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(3)  Income Taxes

     HCT's provision for income taxes consists of the following:

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                  ---------------------   ---------------------
                                     2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------

Provision for current federal
  income taxes                    $(148,000)  $(562,000)  $(491,000)  $(714,000)
Provision for deferred
 federal income taxes              (388,000)   (114,000)   (682,000)   (304,000)
Changes in valuation allowance      388,000     113,000     682,000     455,000
                                  ---------   ---------   ---------   ---------

                                  $(148,000)  $(563,000)  $(491,000)  $(563,000)
                                  =========   =========   =========   =========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal income taxes of $33,000 and $288,000, respectively, during the nine month periods ended September 30, 2000 and 1999. HCT paid no state income taxes during either of the nine month periods ended September 30, 2000 or 1999.

     At September 30, 2000, HCT had net operating loss carryforwards ("NOL's") totaling approximately $3,050,000, which do not begin to expire until the year 2010. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income currently being earned by HCT and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of a net deferred tax asset of $2,125,000 at both September 30, 2000 and December 31, 1999.

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 as they pertain to HCT. The intercompany tax receivable under the tax sharing agreement and the net deferred tax asset have been adjusted to reflect the results of such examination. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCT.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(4)  Transactions with Related Parties

     Pursuant to a consulting agreement which was terminated during October 1999, HCT incurred a $100,000 per month consulting fee to Pratt Casino Corporation ("PCC"), an affiliated company. During October 1999, HCC acquired all of the common stock of PCC. HCT borrowed an additional $3,329,000 from HCC (see Note 2) to acquire and terminate the consulting agreement. Accordingly, effective October 13, 1999, HCT no longer pays a consulting fee. HCT reflected the $3,329,000 payment as an expense to terminate the consulting agreement during the fourth quarter of 1999.

(5)  Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition, construction and development activities and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

RESULTS OF OPERATIONS

     HCC had net revenues for the three and nine month periods ended September 30, 2000 of $89 million and $258.9 million, respectively, representing increases of 7.3% and 13.1%, respectively, from the corresponding periods of 1999. The increases are attributable to improved net revenues at the Aurora Casino of $4.8 million (9.1%) and $25.9 million (17.9%), respectively, and at the Tunica Casino of $1.2 million (4.2%) and $4 million (4.8%), respectively. Consolidated operating expenses (including preopening costs with respect to the Shreveport Casino) increased by $6.7 million (9.8%) and $23.5 million (12.2%) to $75.1 million and $216 million, respectively, during the three and nine month periods ended September 30, 2000 from $68.4 million and $192.5 million, respectively, during the same periods of 1999. Exclusive of preopening costs, operating expenses increased by only 5.6% and 10%, respectively, during the 2000 three and nine month periods.

     HCC's income from operations decreased by $612,000 (4.2%) and increased $6.5 million (17.9%), respectively, during the third quarter and first nine months of 2000 compared to the same periods of 1999. Without preopening costs, consolidated income from operations increased $2.3 million (43.2%) and $10.8 million (29.4%), respectively, during the three and nine month periods of 2000 compared to the prior year periods, primarily due to improved operating results at the Aurora Casino.

Aurora Casino
-------------

     General

     Income from operations at the Aurora Casino amounted to $15.6 million and $44.9 million, respectively, for the three and nine month periods ended September 30, 2000 compared to $14.5 million and $34.4 million, respectively, during the same periods in 1999 adjusted to exclude management fees. Management fees were discontinued in October 1999 when the Aurora Casino acquired and terminated its management contract. The 2000 increases in income from operations result from improvements in casino revenues, primarily from the commencement of dockside gaming on June 26, 1999 as well as from aggressive marketing strategies, the addition on August 4, 2000 of a new barge connecting the two riverboats and enhancements to the Aurora Casino's slot product.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The following table sets forth certain unaudited financial and operating data for the Aurora Casino's operations for the three and nine month periods ended September 30, 2000 and 1999.

                               Three Months Ended            Nine Months Ended
                                  September 30,                September 30,
                           --------------------------  ------------------------------
                               2000          1999           2000            1999
                           ------------  ------------  --------------  --------------
Revenues:
 Table games               $ 11,739,000  $ 11,480,000  $   34,632,000    $ 33,034,000
 Slot machines               44,000,000    39,504,000     128,549,000     104,781,000
 Poker revenues                 854,000       730,000       2,461,000       1,901,000
                           ------------  ------------  --------------  --------------

  Total                    $ 56,593,000  $ 51,714,000  $  165,642,000  $  139,716,000
                           ============  ============  ==============  ==============

Gross Wagering (1)         $820,561,000  $745,054,000  $2,451,341,000  $1,997,936,000

--------------------

(1) Gross wagering consists of the total value of chips purchased for table games ("drop") and coins wagered in slot machines ("handle").

     Total gross wagering at the Aurora Casino, as measured by table drop and slot machine handle, increased $75.5 million (10.1%) and $453.4 million (22.7%), respectively, during the third quarter and first nine months of 2000 compared to the like periods during 1999. Table game wagering did not change significantly during the third quarter, but increased 8.6% during the nine month period. Slot machine wagering increased by 11.1% and 24.2%, respectively, during the 2000 three and nine month periods compared to the 1999 periods. As previously noted, the increases in gross wagering are primarily attributable to the advent of dockside gaming on June 26, 1999, the barge expansion, aggressive marketing campaigns and new slot product at the Aurora Casino.

  Revenues

     Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage". Casino revenues increased $4.9 million (9.4%) and $25.9 million (18.6%), respectively, during the three and nine months periods ended September 30, 2000 compared to the same periods in 1999 due primarily to the increases in gross wagering previously discussed. Table game revenues increased $259,000 (2.3%) and $1.6 million (4.8%), respectively, during the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. Table game hold percentages increased during the third quarter compared to the prior year period; however the hold percentage continued to show a decrease for the nine month period ended September 30, 2000 compared to the same period in 1999. Slot machine revenues increased by $4.5 million (11.4%) and $23.8 million (22.7%), respectively, for the three and nine month periods ended September 30, 2000 compared to the corresponding periods in 1999 despite a slight decline in the slot machine hold percentage for the 2000 nine month period. Poker revenues increased $124,000 (17%) and $560,000 (29.5%), respectively, for the three and nine month periods compared to the same periods in 1999 primarily due to the expansion of the poker room's operating hours beginning in the fourth quarter of 1999. As a result of the closing of a competitor's poker room in August 2000, the Aurora Casino is now the sole provider of poker in Illinois casinos in the Chicago area.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Food and beverage revenues increased $256,000 (6.7%) and $1.1 million (10.6%), respectively, during the third quarter and first nine months of 2000 compared to the prior year periods reflecting increased patron volume and the opening of a new food outlet in April 2000. Most of the additional revenue reflects complimentary meals and beverages and has resulted in a corresponding increase in promotional allowances (see below). Other revenues decreased $76,000 (7.4%) for the three month period bringing the nine month revenues in line with the preceding year period.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 66.2% and 65.3%, respectively, during the three and nine month periods ended September 30, 2000 compared to 64.2% and 62.4%, respectively, during the like periods in 1999. The increases over the prior year periods reflect increases in promotional activities, primarily in food and beverage complimentaries, as part of the Aurora Casino's marketing efforts.

     Departmental Expenses

     Casino expenses increased $3.6 million (10.5%) and $15.1 million (15.6%), respectively, during the third quarter and first nine months of 2000 compared to the same periods in 1999. Such increases resulted from additional gaming taxes associated with the increase in casino revenues ($1.7 million and $9.1 million, respectively) as well as to increased marketing expenses ($1.3 million and $4.8 million, respectively).

     Food and beverage expenses increased $124,000 (11.2%) and $114,000 (3.2%) for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. Increases in food and beverage costs result from increased volume and higher food costs. A portion of food and beverage expenses are allocated to casino expenses as part of various marketing programs. Other expenses decreased during the 2000 three and nine month periods primarily due to reductions in marine department expenses due to the advent of dockside gaming.

Tunica Casino
-------------

     General

     Income from operations at the Tunica Casino increased $657,000 (20.1%) and $616,000 (6.1%) to $3.9 million and $10.7 million, respectively, for the three and nine month periods ended September 30, 2000 compared to $3.3 million and $10.1 million, respectively, during the same periods of 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Gaming Operations

     The following table sets forth certain unaudited financial and operating data relating to the operations of the Tunica facility for the three and nine month periods ended September 30, 2000 and 1999.

                        Three Months Ended              Nine Months Ended
                           September 30,                  September 30,
                    --------------------------   ------------------------------
                        2000         1999             2000           1999
                    ------------  ------------   --------------  --------------
Casino Revenues:
 Table games        $  3,286,000  $  3,255,000   $   10,772,000  $   10,816,000
 Slot machines        25,168,000    24,033,000       70,682,000      66,767,000
 Poker revenues          258,000       250,000          768,000         712,000
                    ------------  ------------   --------------  --------------

  Total             $ 28,712,000  $ 27,538,000   $   82,222,000  $   78,295,000
                    ============  ============   ==============  ==============

Gross Wagering (1)  $503,802,000  $464,372,000   $1,428,715,000  $1,314,320,000
--------------------

(1) See corresponding note to the table at "Aurora Casino - Gaming Operations" above.

     Total gross wagering at the Tunica Casino increased $39.4 million (8.5%) and $114.4 million (8.7%), respectively, during the three and nine month periods ended September 30, 2000 compared to the same periods of 1999. Slot machine handle increased by 8.6% during both the third quarter and first nine months of 2000 compared to the prior year periods. Table game drop increased by 5.8% and 10%, respectively, during the 2000 three and nine month periods compared to the 1999 periods. Management believes the increases are attributable to the implementation of a new, more aggressive marketing campaign designed to reposition the Tunica Casino within the Tunica gaming market. Such marketing efforts have included new marketing programs designed to reward existing high value customers as well as attract new customers to the facility. Although patron volume declined slightly during the three and nine month periods ended September 30, 2000 compared to the same periods in 1999, gross wagering continued to increase, indicating that the Tunica Casino has been successful in attracting higher value patrons.

     Revenues

     Casino revenues increased $1.2 million (4.3%) and $3.9 million (5%), respectively, during the three and nine month periods ended September 30, 2000 compared to the 1999 periods. Table games did not contribute significantly to these revenue increases as increases in wagering were offset by decreases in the table game hold percentages to 14% and 15.8%, respectively, during the current year three and nine month periods compared to 14.6% and 17.4%, respectively, during the corresponding periods in 1999. Slot machine revenues increased $1.1 million (4.7%) and $3.9 million (5.9%), respectively, during the third quarter and first nine months of 2000 compared to the 1999 periods reflecting the increase in gross wagering discussed above partially offset by decreases in the slot machine hold percentages. Poker revenues increased 3.2% and 7.9%, respectively, during the three and nine month periods ended September 30, 2000 primarily due to new patrons obtained as a result of remodeling disruptions at a competitor's poker room.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Rooms revenues did not change significantly during the three and nine month periods ended September 30, 2000 compared to the same periods of 1999. Food and beverage revenues increased $181,000 (4.4%) and $1.1 million (9.9%), respectively, during the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. The increases are the result of increased marketing efforts and increased food and beverage prices. Other revenues did not change significantly during either of the 2000 periods compared to the same periods in 1999.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, decreased to 73% from 73.3% during the three month period ended September 30, 2000 compared to the prior year period. For the 2000 nine month period, such allowances increased to 72.4% from 71.2% during the comparable 1999 period. The changes primarily reflect the more targeted use of food and beverage complimentaries as part of the Tunica Casino's marketing efforts.

     Departmental Expenses

     Casino expenses increased $1.2 million (5.5%) and $5.6 million (9.4%), respectively, during the three and nine month periods ended September 30, 2000 compared to the 1999 periods primarily as a result of increased marketing efforts. Rooms expense for the third quarter did not change significantly compared to the 1999 third quarter period. Room expense for the nine month period ended September 30, 2000 decreased 7.3% to $889,000 from $959,000 in 1999. The year to date decrease reflects additional allocations of hotel costs associated with marketing programs to the casino department. Food and beverage expenses increased $122,000 (13.2%) during the third quarter of 2000 resulting in a nine month increase of $236,000 (8.4%) compared to the same period in 1999. Increases in patron volume and higher food and beverage costs during the first quarter were partially offset by increased allocations to the casino department during the second quarter as a result of the Tunica Casino's marketing efforts. Other departmental expenses decreased $47,000 (16%) and $268,000 (31.6%), respectively, during the three and nine month periods in 2000 due to increased allocations to the casino department.

Other Consolidated Items
------------------------

     General and Administrative

     General and administrative expenses decreased by $839,000 (15.5%) and $227,000 (1.5%), respectively, during the third quarter and first nine months of 2000 compared to the corresponding periods in 1999. Such expenses at the Aurora Casino (net of management fees during 1999) increased by 6.6% and 9.7%, respectively, during the 2000 three and nine month periods primarily as a result of additional overhead costs now charged to the Aurora Casino which, prior to October 1999, were charged to its management company. General and administrative expenses at the Tunica Casino (net of consulting fees during 1999) did not change significantly during either of the 2000 three or nine month periods compared to the prior year periods. Corporate general and administrative expenses decreased $629,000 (23.7%) during the third quarter, reducing the nine month increase to $239,000 (3.4%). The third quarter decrease primarily results from decreases in legal fees and personnel costs.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Depreciation and Amortization

     Depreciation and amortization expense decreased $319,000 (8.9%) and $1.1 million (10.5%) during the three and nine month periods ended September 30, 2000 compared to the 1999 periods primarily due to certain operating equipment at Tunica Casino becoming fully depreciated during the latter part of 1999.

     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs increased by $89,000 (43.6%) and $27,000 (3.9%), respectively, during the three and nine month periods ended September 30, 2000 compared to the 1999 periods as a result of exploring potential new gaming venues.

     Preopening Costs

     Preopening costs are the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, are required to be expensed as incurred. Such costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $3.2 million and $4.6 million, respectively, during the three and nine month periods ended September 30, 2000 compared to a modest $285,000 incurred during the third quarter of 1999. Management expects that these costs will increase substantially during the fourth quarter prior to the opening of the Shreveport Casino.

     Interest Income

     Interest income for the 2000 nine month period increased $4.5 million (98.6%) compared to the same period in 1999 reflecting interest on the unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities"). For the third quarter of 2000, interest income decreased by $315,000 (10.2%) compared to the 1999 period as expenditures for the construction of the Shreveport Casino have significantly reduced the unexpected cash balance with respect to the August 1999 debt issue.

     Interest Expense

     Interest expense decreased by $590,000 (4.3%) during the 2000 third quarter compared to the like period in 1999 bringing the 2000 year to date increase to $11.6 million (38.1%). The overall nine month increase is primarily due to the increase in HCC's long-term indebtedness from the May 1999 issuance of the Senior Secured Notes and the August 1999 issuance of $150 million of 13% Shreveport First Mortgage Notes. Although the issuance of the Senior Secured Notes increased HCC's indebtedness to a face value of $360 million from a face value of $204.7 million, the initial effective interest rate fell to 11.27% from 13.75%. The interest rate on $50 million of the Senior Secured Notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. On May 1, 2000, the interest rate on the $50 million notes increased to 12.89% from 12.41% resulting in an increase in interest expense for the semiannual period of $120,000. On November 1, 2000, the interest rate on such notes increased to 13% from 12.89%, effectively increasing the Company's annual interest expense by $56,000. As the cumulative expenditures with respect to the Shreveport Casino's construction continue to grow, the amount of interest on the Shreveport First Mortgage Notes being capitalized has also grown ($3.7 million and $7.5 million, respectively, during the three and nine month periods ended September 30, 2000). The increase in capitalized interest has resulted in the net

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


decrease in interest expense during the third quarter despite an overall increase in the weighted average debt outstanding.

     Gain on Settlement of Litigation

     On October 8, 1998, the Company filed a complaint against its former accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit. Terms of the settlement are confidential; however, the Company recognized a pretax gain on the settlement, net of related legal fees and other expenses, amounting to $7.3 million.

     Income Taxes

     Management believes that it is more likely than not that future consolidated taxable income of HCC (primarily from the Aurora Casino and the Tunica Casino) will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Current federal income taxes for the nine month period ended September 30, 2000 were offset through the use of such NOL's. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $5.5 million as of September 30, 2000.

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

     Minority Interest in Earnings of Limited Partnership

     The minority interest in the earnings of the limited partnership which held the management contract for the Aurora Casino amounted to $1.6 million and $3.6 million, respectively, during the three and nine month periods ended September 30, 1999. As a result of the acquisition and termination of the management contract, such minority interest has not been incurred subsequent to October 13, 1999 (see "Liquidity and Capital Resources - Pratt Casino Corporation Acquisition" below). The acquisition of the minority interest resulted in a charge during the fourth quarter of 1999 of $37 million.

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

     Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC's debt securities of approximately $21.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     The operations of the Aurora Casino and Tunica Casino continue to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $37.3 million of cash flow from operations during the first nine months of 2000. The Tunica Casino provided $8 million of cash from operations during the first nine months of 2000. HCC's other ongoing source of funds consists of interest income earned on temporary investments. The settlement of litigation discussed previously also contributed operating cash during the third quarter of 2000. In addition to operating expenses at the Aurora Casino and the Tunica Casino, uses of operating cash by HCC during the first nine months of 2000 included costs to pursue development opportunities ($715,000), corporate overhead costs ($7.4 million) and preopening and other costs with respect to the Shreveport Casino ($4.6 million).

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

Financing Activities

     During May 1999, HCC completed the refinancing of its outstanding 12.75% senior indebtedness through a debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes has been adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999, to 12.89% effective May 1, 2000 and to 13% effective November 1, 2000. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable each May 1 and

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC and (4) the collateral assignment of the management contract for the Shreveport Casino. The lien described in (2) above is currently limited to approximately $66 million.

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

     During August 1999, the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due August 1, 2006 (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1. In addition, contingent interest will accrue and be payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest will be equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35 million of financing has been or will be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

     HCS entered into a lease agreement with a third party lessor for up to $30 million to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1 million and accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, HCS only pays interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30 million. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installment plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the financing arrangement are collateralized by the furniture, fixtures and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes. As of September 30, 2000, borrowings outstanding under the lease agreement amounted to $19 million.

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

     HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($150,000 at September 30, 2000) are being repaid in monthly installments over 36 months and accrue interest at the rate of 8.875% per annum.

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

     HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through December 1, 2000 while negotiations continue between GBCC and HCC to restructure certain indebtedness owed by GBCC to HCC. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of January 1, 2001. The indebtedness owed by GBCC to HCC had an outstanding principal balance of $6.7 million at September 30, 2000. During October 2000, GBCC paid $900,000 of the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


outstanding principal balance and agreed to offset an additional $146,0000 of principal against other receivables due from HCC while negotiations to restructure the debt continue.

     As of September 30, 2000, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 2000 are approximately $723,000 and $1.6 million, respectively.

Capital Expenditures and Other Investing Activities

     Aurora Casino

     Capital expenditures at the Aurora Casino during the first nine months of 2000 (exclusive of barge costs - see below) were $2.4 million; management anticipates spending $1 million during the remainder of 2000 toward its ongoing capital improvements program. Significant projects planned for the fourth quarter of 2000 include new slot machines, renovations to restaurants and other departmental expenditures. In addition, the Company has finalized its plans to replace the Aurora Casino's two riverboats with a newly constructed, permanently moored dockside casino. As currently planned, the new facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The new facility is projected to cost approximately $65 million and will require a construction period of 14 months. The Company received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction is expected to begin as soon as possible following the resolution of certain litigation as described below. Upon the resolution of this litigation, the Aurora Casino will amortize the remaining net book value of its existing riverboats (approximately $29.5 million at September 30, 2000) over the estimated 14-month construction period prior to the boats being removed from service. As a result, depreciation expense would increase significantly. Approximately $40 million of the estimated $65 million in project costs for the proposed dockside facility were obtained from HCC's debt offering completed in May 1999 with the remainder to come from operating cash flow.

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

     Pending resolution of the litigation, management recently completed construction of a barge to connect its two existing riverboats. Costs incurred through September 30, 2000 amounted to approximately $4.5 million. Of the total project cost, approximately $1.6 million in docking facilities can be used by the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


new dockside barge casino should it be built. The new barge allows patrons to move freely between the two existing boats and enabled management to reconfigure the casino space for increased patron comfort. Management believes that the reconfigured facility will significantly enhance the Aurora Casino's operations until the Company is able to replace the existing riverboats with a new dockside facility.

     Tunica Casino

     Capital expenditures at the Tunica Casino during the first nine months of 2000 amounted to $2.6 million; management anticipates spending an additional $1.8 million during the remainder of 2000. Projects planned for 2000 include updating slot machines, upgrades to marketing systems, renovations to hotel suites and other departmental expenditures.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course, which opened in November 1998, have totaled approximately $2.1 million.

     Shreveport Casino

     In September 1998, the Shreveport Partnership received approval to develop, own and operate a Hollywood-themed hotel and casino complex on the Red River in Shreveport, Louisiana. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which HCL would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership for $2.5 million (the amount the joint venture partner contributed to the project), $1,000 of which was paid at closing with the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control
Board on April 20, 1999.   Consequently, effective as of April 23, 1999, HCL has
an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest after the commencement of operations and in the event that the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account.

     The total estimated cost of the Shreveport Casino is approximately $230 million, of which approximately $160 million has been spent as of September 30, 2000, including approximately $125 million during the nine month period of 2000. HCL contributed approximately $49 million as an equity investment in the project with the other joint venture partner contributing $1 million to the project with the proceeds of a loan from HCL. The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Principal on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino. The joint venture partner was also given credit for an additional $1 million capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5 million obligation discussed below. The credit was in recognition of guarantees provided by an affiliate of the partner which were necessary for the Shreveport Partnership to obtain approval of its license. The $2 million equity interest of the partner is reflected as minority interest on the consolidated financial statements of HCC.

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

PART II:  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K

     The Registrants filed a report on Form 8-K on September 8, 2000 to announce the settlement of a lawsuit against their former independent accountants and tax advisors.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HOLLYWOOD CASINO CORPORATION


Date:       November 9, 2000                 By: /s/      Paul C. Yates
       ---------------------------               -------------------------------
                                                          Paul C. Yates
                                                  Executive Vice President and
                                                     Chief Financial Officer



                                             HWCC - TUNICA, INC.


Date:       November 9, 2000                 By: /s/      Paul C. Yates
       ---------------------------               -------------------------------
                                                          Paul C. Yates
                                                  Executive Vice President and
                                                     Chief Financial Officer