Form 10-K405
period 2000-12-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2001-03-30
CIK 888245, 927801

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2000
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number            33-48887
                      --------------------------------

                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each registrant as specified in its charter)

              DELAWARE                                  75-2352412
                TEXAS                                   75-2513808
-------------------------------------      -------------------------------------
  (States or other jurisdictions of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.'s)

      Two Galleria Tower, Suite 2200
          13455 Noel Road, LB 48
               Dallas, Texas                                 75240
----------------------------------------   -------------------------------------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code):      (972) 392-7777
                                                      -------------------------

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.0001 par Value
                        Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                              Title of each class

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No____
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Hollywood Casino Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of Hollywood Casino Corporation, based on the closing price of such stock on March 28, 2001, was $109,851,950. For the purposes of this computation, all officers, directors and 5% beneficial owners of Hollywood Casino Corporation are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are in fact, affiliates of Hollywood Casino Corporation. As of March 28, 2001, 24,996,676 shares of Class A Common Stock, $.0001 par value per share, were outstanding.

     As of March 28, 2001, 1,000 shares of Common Stock of HWCC-Tunica, Inc., $.01 par value per share, were outstanding, all of which were held by an affiliate of HWCC-Tunica, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

     (1) Definitive proxy statement filed pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 31, 2001 - Part III.

     HWCC-Tunica, Inc. meets the conditions set forth in General Instruction
(I)(l)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                    PART I


ITEM 1.  BUSINESS

General
-------

     Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat casino and entertainment facility in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"); a casino, hotel and entertainment complex in Tunica County, Mississippi located approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino") and a destination gaming resort located in Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Each of the Company's facilities features its unique Hollywood theme, which incorporates the excitement and glamour of the motion picture industry by utilizing designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. Approximately 46% of HCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol "HWD". The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family").

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation organized by the Pratt family during 1990 which owns and operates the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana. HCL owns the partnership (the "Shreveport Partnership") which has an effective 100% ownership interest in the Shreveport Casino. HCC's joint venture partner holds a residual interest in the event that the Shreveport Casino is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. The joint venture partner's interest is included in minority interest on the accompanying consolidated balance sheets. Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino.

     During May 1999, HCC issued $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT, Shreveport Management and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (1) substantially all of the assets of HCT,
(2) a limited lien on substantially all of the assets of HCA and (3) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein. Shreveport Management currently has no significant operations or assets; accordingly, separate financial statements are not included herein because management has determined that such information is not material to investors. HCL has been designated an "Unrestricted Subsidiary" of HCC and the operations of the Shreveport Casino, other than management fees paid to Shreveport Management, will not provide credit support for the Senior Secured Notes.

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

     The Company's casinos use casino information technology developed by Advanced Casino Systems Corporation ("ACSC"), a subsidiary of Greate Bay Casino Corporation ("GBCC"), which is approximately 36%-owned by the Pratt Family. ACSC's technology includes table game and slot machine monitoring systems that enable the casinos to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines and table games are connected with its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Such promotions and complimentaries are generally provided through direct mail programs and specialized invitations and include food, hotel accommodations, special player events, retail merchandise, sweepstake giveaways and "cash-back" programs based on slot machine patrons' gross wagering. Management believes that its ability to reward customers on a same-visit basis is valuable in developing a loyal base of higher value patrons. The casino system also enables the Company's properties to capture and maintain patron information necessary in implementing its casino player's card and other database marketing programs. In addition, ACSC's systems allow management to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

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

     During 1998, the Company adopted a strategic plan that consisted of: (1) refinancing its outstanding public indebtedness, (2) maintaining strong market positions in Aurora and Tunica, (3) expanding the Aurora Casino, (4) developing the Shreveport Casino and (5) acquiring the management and consulting contracts with respect to the Aurora Casino and Tunica Casino in order to terminate the Company's obligation to pay fees to GBCC.

     HCC successfully completed the refinancing of its outstanding public indebtedness in May 1999, acquired its management and consulting contracts from GBCC in October 1999 and successfully completed and opened the Shreveport Casino in December 2000. The Company's continuing efforts with respect to the second and third points of the strategic plan are discussed below under the captions "Aurora Casino"and "Tunica Casino". Management believes that its successful completion of the first and fifth points of the strategic plan have significantly simplified HCC's organizational structure. The execution of the remainder of the plan is designed to enhance HCC's operating performance. The opening of the Shreveport Casino completed the fourth point of the strategic plan and management has announced the commencement of construction of the Aurora Casino expansion (see "Business - The

Aurora Casino" below). Accordingly, the maintenance of HCC's market positions in Aurora, Tunica and now Shreveport, will constitute the final, ongoing effort with respect to the strategic plan.

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

     The Aurora Casino's two riverboat casinos contain an aggregate of approximately 32,000 square feet of gaming space with approximately 1,050 slot machines and approximately 45 table games. The Aurora Casino also includes an approximately 64,000 square foot, land-based pavilion featuring a glass-domed, four-story atrium with two upscale lounges, the award-winning Fairbanks(R) gourmet steakhouse, the Hollywood Epic Buffet(R), a 1950's-style diner, a high-end customer lounge and a private, intimate dinning room, called the "Gold Room," for premium players. In March 2000, the Aurora Casino opened an Asian-themed restaurant which has a full service bar and a lounge for players. The Aurora Casino's two parking garages provide convenient access for approximately 1,340 cars. The Aurora Casino also offers retail items at the Hollywood Casino Studio Store(SM), a highly-themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

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

     The Aurora Casino is located near the Paramount Arts Center. This 1,900-seat, art deco-style theater was completely renovated by the City of Aurora in 1992. The Aurora Casino uses the Paramount Theater to provide headliner entertainment for customers. Entertainers booked at the Paramount have included Tom Jones, Engelbert Humperdinck, Paul Anka, Bill Cosby, The Beach Boys and Aretha Franklin.

     The Chicago gaming market is the third largest gaming market in the United States after Las Vegas and Atlantic City. Based on published reports for the year 2000, the Aurora Casino generated 10.8% of total gaming revenues in the Chicago gaming market with only 9.1% of the market's gaming positions, resulting in the Aurora Casino capturing 119.1% of its "fair share" of the market's gaming revenues. The casinos that operate in the Chicago gaming market include four Illinois casinos, including the Aurora Casino, and five northern Indiana casinos located within 50 miles of downtown Chicago. The Chicago gaming market experienced a significant increase in gaming revenues due to the increase in capacity from the opening of the five northern Indiana riverboats in 1996 and 1997 and from the advent of dockside gaming in Illinois in 1999 (see below). In 2000, the Chicago gaming market generated approximately $2 billion in gaming revenues, an increase of approximately 13.9% over 1999.

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

     The Aurora Casino Expansion.  The Aurora Casino currently operates two
     ---------------------------
riverboat casinos, City of Lights I and City of Lights II, with approximately 32,000 combined square feet of gaming space. Management believes that the operating results of the Aurora Casino have been limited by the size of City of Lights II, which is significantly smaller than City of Lights I. As a result of the 1999 dockside legislation, the Company recently announced the commencement of a major expansion of the Aurora Casino, to be highlighted by the construction of a new dockside facility to replace both City of Lights I and City of Lights
II. The new facility will feature a 53,000 square foot single level casino with high ceilings and wide aisles for customer comfort and will feature a forty-one foot high atrium in the center of the casino floor. Plans for the new dockside facility also provide for a 42,000 square foot mezzanine level which will provide a dramatic view of the casino floor through the atrium, as well as a new restaurant and entertainment lounge. The expansion of the Aurora Casino, as currently planned, will also include substantial improvements to the pavilion, including a major expansion of the Hollywood Epic Buffet(R). Management believes that the $40 million in proceeds from HCC's May 1999 issue of the Senior Secured Notes (see "Properties - The Aurora Casino" below) designated for the development of a new riverboat casino together with funds from operations will be sufficient for the estimated $75 million cost to complete the Aurora Casino expansion. The Company received regulatory approval for the planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. The Aurora Casino expansion is expected to be completed and opened by the summer of 2002.

     The commencement of construction of the new dockside facility had previously been delayed as a result of a complaint filed in late 1999 in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of the legislation, including dockside gaming, is invalid. In January 2001, the presiding judge dismissed the complaint because the plaintiffs lacked standing and failed to exhaust their administrative remedies. The plaintiffs have filed an appeal of the ruling. If an appellate court overturns the trial court's original ruling and the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing riverboats on a dockside basis pending a final resolution of the litigation. In the unlikely event that the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated so that dockside gaming is not permitted, the Company will be able to use its two riverboats to conduct gaming.

     Without regard to the Company's plan to construct the new dockside gaming facility, management undertook and completed construction of an expansion link barge in August 2000 to connect its two existing riverboats. The project cost approximately $4.7 million to complete, including approximately $1.6 million in docking facilities that can be used for the new dockside casino. The casino link barge provides a large, open space allowing casino patrons to move freely between the two existing boats. The link barge also contains a cashier's cage, a promotions booth and a cocktail lounge for casino patrons. Management believes the reconfigured link barge facility has enhanced current operations and maximizes the dockside gaming potential of the Aurora Casino pending the replacement of its existing riverboats with the new dockside facility.

     The Company plans to build the new dockside casino in two halves, which will be connected to form a single dockside casino. The first half of the dockside casino will be towed into place and opened several months earlier than the second half. It is anticipated that this strategy will minimize disruption of the Aurora Casino's operations during the construction period.

     Casino Credit.  Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Aurora Casino in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 2000, gaming credit extended to customers accounted for less than 2% of overall wagering. At December 31, 2000, gaming receivables amounted to $1.9 million before allowances for uncollectible gaming receivables which amounted to $942,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations.   At December 31, 2000 there were
     -----------------------------
approximately 1,600 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

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

     The Tunica Casino features a 54,000 square foot, single level casino with approximately 1,500 slot machines and approximately 50 table games. The Tunica Casino's 506-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. The casino includes the highly-themed Adventure Slots(R) gaming area, featuring multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines. Additional entertainment amenities provided by the Tunica Casino include its award-winning Fairbanks gourmet steakhouse, the Hollywood Epic Buffet, a 1950's-style diner, public and private entertainment lounges, a themed bar facility, an indoor pool and showroom, banquet and meeting facilities. Also, in November 1998, the Tunica Casino opened an 18-hole championship golf course adjacent to the facility through a joint venture with Harrah's Entertainment, Inc. and Boyd Gaming Corporation. The Tunica Casino also offers parking for 1,635 cars.

     The Company's Hollywood theme is utilized throughout the Tunica Casino, which is designed to resemble a large motion picture sound stage complete with catwalks and movie-set style lighting. In addition, numerous movie props and pieces of motion picture memorabilia are displayed throughout the facility. In 1998, the Tunica Casino installed one of its largest and most dramatic memorabilia pieces--a 28-foot long model ship used in the filming of the Academy Award(R) winning movie Titanic, which is depicted sinking into the Atlantic Ocean. The Tunica Casino also provides headliner entertainment for its customers. Entertainers who have performed at the Tunica Casino include Louie Anderson, Neil Sedaka and The Smothers Brothers.

     The Tunica Casino has historically been one of the leading operators in the North River Region gaming market, which is comprised of ten casinos in north Tunica County and one casino in Coahoma County. Based on published market information for 2000, the Tunica Casino generated 9.3 % of the total gaming revenues in its gaming market with 8.9% of the market's gaming positions, resulting in the Tunica Casino capturing approximately 105.2% of its "fair share" of the market's gaming revenues. These results were achieved despite intensified competition and a hold percentage for table games significantly
below historical averages.   The North River Region market has rapidly become
the fifth largest gaming market in the United States after Las Vegas, Atlantic City, Chicago and the Connecticut Native American casinos, generating approximately $1.2 billion in gaming revenues in 2000.

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

     The Tunica Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Memphis metropolitan area and other major markets by targeting the local day-trip market and by utilizing its hotel rooms, recreational vehicle park and golf course to expand its patron mix to include overnight visitors. Management also utilizes its casino information systems to identify premium patrons; such information is then used to encourage participation in its casino player's card program and tailor promotions and special events to cater to this market segment.

     Management believes that the Tunica Casino's unique theme has broad patron appeal and distinguishes the Tunica Casino from its competitors. Additionally, the nature of the theming permits for periodic and cost effective updating which management believes stimulates repeat visits.

     Casino Credit.  Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Tunica Casino in accordance with applicable regulations are enforceable under Mississippi law. During the year ended December 31, 2000, gaming credit extended to customers accounted for 1.4% of overall wagering. At December 31, 2000, gaming receivables amounted to $4.2 million before allowances for uncollectible gaming receivables amounting to $1.6 million. Management believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations.  At December 31, 2000, there were
     -----------------------------
approximately 1,330 employees at the Tunica Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

The Shreveport Casino
---------------------

     The Shreveport Casino commenced operations on December 20, 2000. The destination resort consists of a 403-room, all suite, art deco-style hotel, and a three-level riverboat dockside casino. The riverboat casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and approximately 68 table games. The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. The Shreveport Casino's computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

     The centerpiece of the resort is an approximately 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities with an 85-foot wide seamless entrance to the casino from the land-based pavilion on all three levels, resulting in the feel of a land-based casino. The pavilion features a dramatic 60-foot high atrium enabling patrons to see the casino floor from almost anywhere in the pavilion. Other amenities include the award-winning Fairbanks(R) gourmet steakhouse, the Hollywood Epic Buffet(R), a 1950's-style casual diner (the Hollywood Diner(SM)), a premium players' club (the Hollywood Director's Club(SM)) and an entertainment show room (the Hollywood Celebrity Lounge(SM). The pavilion also includes a deli and ice cream shop, VIP check-in, a premium quality bar, meeting rooms and the Hollywood Casino Studio Store(SM), a highly-themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

     The Shreveport Casino offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by an enclosed, movie-themed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

     The Shreveport Casino features HCC's uniquely entertaining Hollywood theme,
which is utilized throughout the property.   Management believes that the use of
the Hollywood theme throughout the Shreveport Casino's gaming, dining and entertainment facilities has broad patron appeal and distinguishes the Shreveport Casino from its competitors. Additionally, the nature of the theming permits periodic and cost effective updating, which management believes encourages both initial and repeat visits. The Hollywood theme has been used successfully at HCC's other casino facilities in Aurora and Tunica.

     The Shreveport Casino is located near the Shreveport Civic Theater. The 1,720-seat auditorium will be used by the Shreveport Casino to provide headliner entertainment for customers. Entertainers booked or expected to be booked include Tony Bennett, Jay Leno, Natalie Cole, Travis Tritt and Brooks and Dunn.

     The Shreveport Casino was built next to an existing riverboat gaming and hotel facility operated by Harrah's. The two casinos form the first and only "cluster" in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. The Harrah's property completed construction and opened a new 514-room hotel tower during the first quarter of 2001. With the opening of the Shreveport Casino, there are now a total of five casinos operating in the Shreveport/Bossier City gaming market. In 2000, the Shreveport market was the eighth largest gaming market in the United States and the largest in Louisiana. Prior to April 1, 2001, the Shreveport market was the only riverboat gaming market in Louisiana that permitted continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. The four previously established operators generated approximately $678.8 million in gaming revenues in 2000, an increase of approximately 5.8% over 1999.

     The principal target markets for the Shreveport Casino are patrons from the Dallas/Ft. Worth Metroplex and East Texas. There are approximately 7.2 million adults who reside within 200 miles of Shreveport/Bossier City. The Shreveport Casino is located approximately 180 miles east of Dallas and can be reached by car in less than three hours. The Shreveport Regional Airport has 41 in-bound flights per day, including 16 from Dallas and seven from Houston with flight times of less than one hour.

     The Shreveport Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets by targeting the local day-trip market and by utilizing its hotel rooms to expand its patron mix to include overnight visitors. Plans to develop a nearby golf course will further promote such overnight stays. Management also utilizes its casino information systems to identify premium patrons. Such information is then used to encourage participation in its casino player's card program and tailor promotions and special events to cater to this market segment. Management believes that the location of HCC's executive offices in Dallas will result in a competitive advantage in attracting customers to the Shreveport Casino from its target markets in Texas.

     The Shreveport Casino is owned by the Shreveport Partnership which, through
HCS I, Inc. and HCS II, Inc., is in turn owned by HCL.   The Shreveport
Partnership will operate the Shreveport Casino under a management agreement with Shreveport Management. The management agreement provides that the Shreveport Partnership will pay a management fee of 2% of net revenues plus an increasing percentage (5-10%) of the Shreveport Casino's annual earnings before interest, taxes, depreciation and amortization ("EBITDA") above $25 million.

     Casino Credit.  Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Shreveport Casino in accordance with applicable regulations are enforceable under Louisiana law. For the period from opening through December 31, 2000, gaming credit extended to customers accounted for less than 1% of overall wagering. At December 31, 2000, gaming receivables amounted to $617,000 before allowances for uncollectible gaming receivables which amounted to $90,000. Management of the Shreveport Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations.   At December 31, 2000 there were
     -----------------------------
approximately 1,790 employees at the Shreveport Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

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

     The Aurora Casino

     The Illinois Riverboat Gambling Act (the "Riverboat Act") and the rules promulgated by the Illinois Gaming Board under the Riverboat Act authorize only ten owner's licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. One licensed site ceased gaming operations in July 1997. Under the 1999 legislative changes that permitted dockside gaming, the holder of that license was allowed to apply to the Illinois Gaming Board to relocate its license to Rosemont, Illinois, which is within the Aurora Casino's principal market. In January 2001, the Illinois Gaming Board denied that license holder's application for renewal and relocation of its operations to the Rosemont site. The license holder has filed an appeal of the ruling; management is currently unable to estimate the time required to resolve the appeal or otherwise dispose of the tenth license. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 40 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 40 miles from downtown Chicago and amid the affluent northern and western suburbs. In addition, the Aurora Casino competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 50 miles of downtown Chicago. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. Legislation may be introduced in Indiana to permit dockside gaming. The approval of such legislation would further increase competition in the Chicago-area market.

     The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown

Chicago. In addition, three casinos in Detroit, Michigan are now operating which generated $743 million in revenues during 2000. Native American tribes are seeking to open casino facilities in northwestern Indiana, Michigan and Wisconsin under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago, including the potential casino in Rosemont discussed above, could have a material adverse impact on the Aurora Casino.

     The Tunica Casino

     The Tunica Casino faces intense competition from the other ten casinos operating in north Tunica County and Coahoma County. Within the Casino Strip cluster, the Tunica Casino competes with Sam's Town, Harrah's Mardi Gras and Isle of Capri. A three casino cluster called "Casino Center" consists of Binion's Horseshoe, Sheraton Casino and Goldstrike Casino and is located north of the Casino Strip cluster and closer to the Memphis market. Bally's operates a casino and hotel adjacent to, but not connected with, the Casino Center. Fitzgeralds is located between Casino Center and the Casino Strip cluster. In addition, Isle of Capri operates a casino in Coahoma County which is located approximately 40 miles south of the Casino Strip cluster.

     During July 1996, Grand Casinos opened a casino complex immediately north of Casino Center with 140,000 square feet of gaming space including approximately 3,227 slot machines and 124 table games. Three hotels with an aggregate of 1,366 rooms, a conference center and a golf course are currently available and other amenities are scheduled for later completion. The opening of this casino space, the largest in Mississippi, increased casino capacity in Tunica County by 24%.

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

     Although management does not believe that the Tunica Casino faces significant competition from casinos outside of the Tunica gaming market, legalized gaming operations are established in and around Mississippi, including 12 casinos on the Gulf Coast. Beau Rivage, a large casino complex, opened on the Gulf Coast in March 1999 and potentially competes for customers with the casinos in the Tunica gaming market. In addition, the Tunica Casino may eventually face competition from the opening of gaming casinos closer to Memphis, including DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996, and by statute cannot vote on such issue again until 2004. Casino gaming is not currently legalized in Tennessee or Arkansas. Although management does not anticipate such legislation in the near term, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on the Tunica Casino.

     The Shreveport Casino

     The Shreveport Casino competes directly with Binion's Horseshoe, Harrah's, the Isle of Capri and Casino Magic in the Shreveport/Bossier City market. Some of these competitors have higher profile brand names and greater financial resources than the Company. There can be no assurance that the Shreveport Casino will be able to effectively compete against these four established casinos, three of which have been in operation since 1994, or that the Shreveport/Bossier City market is large enough to allow more than four casinos to operate profitably. Furthermore, the fifteenth and final riverboat gaming license available in Louisiana could ultimately be granted in, or one or more of the current operators in other parts of Louisiana could relocate to, the Shreveport/Bossier City market which would directly increase competition in the market.

     Also, there can be no assurance that the Shreveport Casino will be able to effectively compete against any other future gaming operations that Louisiana or other authorities may authorize in the gaming market in which it will operate. For example, in 1997, the Louisiana legislature adopted legislation permitting up to 15,000 square feet of slot machine gaming at pari-mutual wagering facilities located in parishes in Louisiana that approve slot machine gaming in a referendum election. Shortly thereafter, a referendum election was held that approved slot machine gaming at Louisiana Downs, which is located in Bossier City, approximately nine miles from the Shreveport Casino. In March 2001, Louisiana Downs announced plans for an $86 million expanded entertainment facility to include approximately 1,750 slot machines, a dining buffet, lounge and sports bar to be completed in the first quarter of 2002. Additional plans announced call for the construction of a 300- to 400-room hotel and recreational vehicle park by the end of 2002. The completion of this facility will result in another source of competition for the Shreveport Casino. The Shreveport Casino will also face competition from other forms of gaming, such as state-sponsored lotteries and video lottery terminals, pari-mutual betting on horse and dog racing and bingo parlors, as well as other forms of entertainment in Louisiana and other places from which it will draw customers.

Casino Regulation
-----------------

     Illinois

     The Riverboat Act currently authorizes dockside riverboat gaming upon any water within the State of Illinois or any water other than Lake Michigan which constitutes a boundary of the State of Illinois. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

     Owner's Licenses.  The Riverboat Act requires the owner of a riverboat
     ----------------
gaming operation to hold an owner's license issued by the Illinois Gaming Board. The Aurora Casino's owner's license was renewed in December 2000 for a period of four years. The Illinois Gaming Board is authorized to issue ten owner's licenses statewide. Each owner's license permits up to two boats as a part of the riverboat gaming operation. In addition to the ten owner's licenses which may be authorized under the Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

     An owner's license is issued for an initial period of three years and may be renewed for successive periods of up to four years thereafter. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act, the Illinois Gaming Board's rules and any conditions placed on a prior license renewal. The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices and supplies and certain other suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensed persons and entities must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

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

     A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $5.3 million, $6.1 million and $6.6 million, respectively, during 2000, 1999 and 1998. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, at graduated rates ranging from 15% to 35%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $63.6 million, $54.3 million and $42.4 million, respectively, for the years 2000, 1999 and 1998.

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

     License fees and taxes are based on a percentage of the gross gaming revenues received by a casino operation and on the number of slot machines and table games operated by such casino. In particular, gaming licensees must pay an annual $5,000 license fee and an additional fee based on the number of gaming devices. A state gross revenues fee of 8% is due on adjusted gross gaming revenues. Several local governments have been authorized to impose additional gross fees on adjusted gross gaming revenues of up to 4% and annual license fees based on the number of gaming devices on board. Tunica County imposes a fee of 4% on adjusted gross gaming revenues. Gaming taxes for the Tunica Casino amounted to $13.1 million, $12.2 million and $11.7 million during 2000, 1999 and 1998, respectively. Gross gaming taxes paid to the state are allowed as a credit against Mississippi state income taxes.

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

     The laws and regulations of Louisiana seek to:

     . prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

     . establish and maintain responsible accounting practices and procedures;

     . maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the LGCB;

     .    prevent cheating and fraudulent practices;

     .    provide a source of state and local revenues through fees;

     . and ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

     The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following:
(1) in parishes bordering the Red River, which includes the site for the Shreveport Casino, gaming may be conducted dockside; however, in all other authorized locations gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist as certified by the riverboat's master; (2) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (3) agents of the LGCB are permitted on board at any time during gaming operations; (4) gaming devices, equipment and supplies may be purchased or leased only from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted on gaming vessels;
(9) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use dockside facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (11) licensees must have adequate protection and indemnity insurance; (12) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the LGCB.

     No person may receive any percentage of the profits from the Shreveport Casino without first being found suitable. In September 1998, HCC, its officers, key personnel, partners and persons holding a 5% or greater interest in the Shreveport Partnership were found suitable by the LGCB. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the LGCB. In issuing a license, the LGCB must find that the applicant is a person of good character, honesty and integrity and that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The LGCB will not grant any licenses unless it finds that:

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

     The Louisiana Act imposes franchise and license fees amounting to 18.5% of net gaming proceeds and $50,000 per riverboat for the first year and $100,000 for subsequent years. Several local governments have been authorized to impose additional fees on adjusted gross gaming revenues and/or other fees. The Shreveport Casino is required to make certain payments to the City of Shreveport under its ground lease agreement in lieu of boarding fees. Franchise and license fees and payments in lieu of boarding fees for the Shreveport Casino amounted to $1.9 million during 2000.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the current 18.5% and eliminated the cruising requirement for those boats previously required to cruise. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area, which were not subject to the cruising requirements. Accordingly, the gaming tax imposed on the Shreveport Casino will increase to 19.5% effective April 1, 2001 with additional 1% increases on April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax been in effect during the period that the Shreveport Casino was open in 2000, its operating expenses would have increased by $243,000.

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

     The Company also uses other "Hollywood-formative" marks to promote its casino and related services. These marks are either registered or are the subject of pending registration applications with the United States Patent and Trademark Office.

Development Activities
----------------------

     Management maintains a proactive business development strategy in order to enhance the Company's long-term growth. The Company is currently pursuing various development opportunities, including those in jurisdictions which are considering legalizing gaming.

ITEM 2.  PROPERTIES

The Aurora Casino
-----------------

     The Aurora Casino consists of two, four-level riverboats, City of Lights I and City of Lights II, which have combined casino space of approximately 32,000 square feet and approximately 1,200 gaming positions. The complex also includes a four-story, approximately 64,000 square foot land based pavilion, a barge connecting the two riverboats and two parking garages under capital lease agreements.

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

     The Aurora Casino is currently pledged as collateral to the extent of approximately $66 million (subject to future borrowings on HCA's intercompany note to HCC up to a maximum of $108 million) with respect to the Senior Secured Notes in the face amount of $360 million issued by HCC on May 19, 1999. The Senior Secured Notes consist of $310 million of 11.25% notes due May 1, 2007 and $50 million of floating rate notes due May 1, 2006. The current interest rate on the floating rate notes is 13% per annum and is reset semiannually.

The Tunica Casino
-----------------

     The Tunica Casino consists of a 60,000 square foot, single level casino with 54,000 square feet of gaming space, 506 hotel rooms and suites and support facilities that include two restaurants, a buffet, an arcade and a gift shop, banquet space, an enclosed pool and atrium, a showroom and administrative offices. The Tunica Casino also includes a 123-space recreational vehicle park and surface lots with 1,635 parking spaces.

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

The Shreveport Casino
---------------------

     The Shreveport Casino consists of a 403-room, all suite, art deco-style hotel, and a three-level riverboat dockside casino. The riverboat casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and approximately 68 table games. The complex also offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by a covered, movie-themed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

     The ground lease for the Shreveport Casino has an initial term ending on the tenth anniversary of the opening of the Shreveport Casino with options to renew on the same terms for up to an additional 40 years and with further renewals available at prevailing rates and terms. Beginning with the opening of the Shreveport Casino, base rental payments under the lease are $450,000 per year during the initial ten-year lease term. In addition to base rent, the Shreveport Casino will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the ground lease.

     Substantially all of the assets of the Shreveport Casino other than assets secured by up to $35 million in furniture, fixtures and equipment financing are pledged as collateral for $150 million of 13% First Mortgage Notes with contingent interest ("the Shreveport First Mortgage Notes") issued by the Shreveport Partnership during August 1999 and guaranteed by HCL. The Shreveport First Mortgage Notes are nonrecourse to HCC. Contingent interest on the Shreveport First Mortgage Notes equals 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters.

ITEM 3.  LEGAL PROCEEDINGS

Planet Hollywood Litigation
---------------------------

     In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against HCC and certain of its subsidiaries and affiliates seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. HCC, its subsidiaries and affiliates filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of HCC with respect to the damage claims brought by Planet Hollywood and granted HCC's motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals; however, pursuant to a joint motion filed by the parties, such appeal was dismissed effective as of November 2, 2000.

Other Litigation
----------------

     On October 8, 1998, the Company filed a complaint against its former independent accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit. Terms of the settlement are confidential.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

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


            Period                      High      Low
            ------                      ----      ---

    2000    First Quarter            $  4.50     $3.00
            Second Quarter              8.00      3.13
            Third Quarter               9.50      5.88
            Fourth Quarter             11.25      7.38

    1999    First Quarter            $  1.56     $1.00
            Second Quarter              1.97      1.03
            Third Quarter               3.25      1.25
            Fourth Quarter              4.63      2.38


     As of March 28, 2001, there were approximately 500 holders of record of HCC's voting common stock.

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

     HCT did not pay any dividends during 2000; any such dividends would be payable to HCC.

ITEM 6. SELECTED FINANCIAL DATA

Hollywood Casino Corporation and Subsidiaries
---------------------------------------------

     The following tables present selected financial data for HCC and its subsidiaries and are qualified in their entirety by the consolidated financial statements and accompanying footnotes appearing elsewhere in this Form 10-K. The data as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999, and 1998, have been derived from the audited consolidated financial statements of HCC presented in Item 8. The statement of operations data for 1996 includes the results of operations of Greate Bay Casino Corporation ("GBCC") which was formerly an approximately 80%-owned subsidiary of HCC. The common stock of GBCC owned by HCC was distributed to HCC's shareholders on December 31, 1996.

Statement of Operations Data:                                          Year Ended December 31,
                                                       ------------------------------------------------------
                                                         2000         1999       1998       1997       1996
                                                       --------     --------   --------   --------   --------
                                                              (in thousands, except per share amounts)
Net revenues.........................................  $348,182     $307,372   $268,760   $267,757   $530,580
                                                       --------     --------   --------   --------   --------
Expenses:
 Departmental........................................   251,582      221,968    197,836    185,753    426,769
 General and administrative..........................    20,368       19,235     17,778     16,790     37,169
 Management and consulting fees......................         -          939      1,200      3,927          -
 Depreciation and amortization.......................    13,647       14,163     15,610     17,563     38,792
 Development and preopening..........................    15,852        1,787        779      1,480      1,065
 Termination of management and consulting
   agreements........................................         -       40,389          -          -          -
 Write down of assets................................         -       13,322          -     19,678     22,141
                                                       --------     --------   --------   --------   --------
   Total expenses....................................   301,449      311,803    233,203    245,191    525,936
                                                       --------     --------   --------   --------   --------
 Income (loss) income from operations................    46,733       (4,431)    35,557     22,566      4,644
                                                       --------     --------   --------   --------   --------
Non-operating income (expenses):
 Interest income.....................................    11,349        7,868      2,844      1,896      3,101
 Interest expense....................................   (55,191)     (47,050)   (31,212)   (31,775)   (61,134)
 Gain on settlement of litigation, net...............     7,220            -          -          -          -
 Tax settlement costs................................         -            -     (1,087)         -          -
 Equity in losses of unconsolidated affiliate........       (55)        (141)         -          -          -
 Gain (loss) on disposal of assets...................       190         (567)       (61)       552     (1,841)
                                                       --------     --------   --------   --------   --------
    Total non-operating expenses, net................   (36,487)     (39,890)   (29,516)   (29,327)   (59,874)
                                                       --------     --------   --------   --------   --------
Income (loss) before income taxes, extraordinary
 and other items.....................................    10,246      (44,321)     6,041     (6,761)   (55,230)
Income tax provision.................................    (1,873)      (1,196)      (816)    (5,359)       (63)
                                                       --------     --------   --------   --------   --------
Income (loss) before extraordinary and other
 items...............................................     8,373      (45,517)     5,225    (12,120)   (55,293)
Minority interest in Hollywood Casino Shreveport.....       (78)           -          -          -          -
Minority interest in earnings of Limited
 Partnership.........................................         -       (5,801)    (6,494)    (5,012)         -
                                                       --------     --------   --------   --------   --------
Income (loss) before extraordinary item..............     8,295      (51,318)    (1,269)   (17,132)   (55,293)
Extraordinary item:
 Early extinguishment of debt,
  net of related tax benefits (1)....................         -      (30,353)      (336)      (215)         -
                                                       --------     --------   --------   --------   --------
Net income (loss)....................................  $  8,295     $(81,671)  $ (1,605)  $(17,347)  $(55,293)
                                                       ========     ========   ========   ========   ========
Basic income (loss) per common share:
 Income (loss) before extraordinary item.............  $    .33     $  (2.05)  $   (.05)  $   (.69)  $  (2.24)
 Extraordinary item..................................         -        (1.22)      (.01)      (.01)         -
                                                       --------     --------   --------   --------   --------
     Net income (loss)...............................  $    .33     $  (3.27)  $   (.06)  $   (.70)  $  (2.24)
                                                       ========     ========   ========   ========   ========
Diluted income (loss) per common share:
 Income (loss) before extraordinary item.............  $    .31     $  (2.05)  $   (.05)  $   (.69)  $  (2.24)
 Extraordinary item..................................         -        (1.22)      (.01)      (.01)         -
                                                       --------     --------   --------   --------   --------
     Net income (loss)...............................  $    .31     $  (3.27)  $   (.06)  $   (.70)  $  (2.24)
                                                       ========     ========   ========   ========   ========

Balance Sheet Data:                                                          December 31,
                                                       ------------------------------------------------------
                                                         2000         1999       1998       1997       1996
                                                       --------     --------   --------   --------   --------
                                                                             (in thousands)
Total assets.........................................  $577,900     $525,817   $270,740   $276,218   $308,158
Total debt, including capital
 lease obligations...................................   567,721      538,458    227,529    226,922    232,046
Shareholders' (deficit) equity.......................   (65,760)     (74,157)     7,512      9,117     38,836

___________________
(1) Includes the following items: (i) for 1999, costs associated with the May 1999 issuance of the Senior Secured Notes and (ii) for 1998 and 1997, costs associated with HCC's mandatory redemption of outstanding debt, net of related tax benefit.

Hollywood Casino-Aurora, Inc. and HWCC-Tunica, Inc. and Subsidiary
-------------------------------------------------------------------

   The following tables set forth selected financial information for HCA and for HCT and its subsidiary and are qualified in their entirety by, and should be read in conjunction with, HCA's Financial Statements and HCT's Consolidated Financial Statements and accompanying footnotes appearing elsewhere in this Form 10-K. HCA and HCT commenced operations on June 17, 1993 and August 8, 1994, respectively. The data as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 have been derived from the audited financial statements of HCA and HCT presented in Item 8.

                         HOLLYWOOD CASINO-AURORA, INC.

Statement of Operations Data:

                                                        Year Ended December 31,
                                         ----------------------------------------------------
                                           2000       1999       1998       1997       1996
                                         --------   --------   --------   --------   --------
                                                             (in thousands)
Net revenues...........................  $224,376   $197,250   $162,947   $160,307   $163,391
                                         --------   --------   --------   --------   --------

Expenses:
   Departmental........................   153,907    137,086    118,459    108,653    114,006
   General and administrative..........     5,319     12,758     14,136     14,673     14,645
   Depreciation and amortization.......     7,107      7,050      7,350      7,491      8,834
   Termination of management contract..         -     37,000          -          -          -
                                         --------   --------   --------   --------   --------
     Total expenses....................   166,333    193,894    139,945    130,817    137,485
                                         --------   --------   --------   --------   --------
Income from operations.................    58,043      3,356     23,002     29,490     25,906
                                         --------   --------   --------   --------   --------
Non-operating income (expense):
   Interest income.....................     1,124        533        112        156        205
   Interest expense....................    (9,034)    (6,145)    (6,046)    (6,847)    (6,704)
   (Loss) gain on disposal of assets...        (6)      (510)         4        134          -
                                         --------   --------   --------   --------   --------
     Total non-operating expense, net..    (7,916)    (6,122)    (5,930)    (6,557)    (6,499)
                                         --------   --------   --------   --------   --------

Income (loss) before income taxes......    50,127     (2,766)    17,072     22,933     19,407
Income tax provision...................   (18,422)      (367)    (6,559)    (8,419)    (6,883)
                                         --------   --------   --------   --------   --------

Net income (loss)......................  $ 31,705   $ (3,133)  $ 10,513   $ 14,514   $ 12,524
                                         ========   ========   ========   ========   ========

Balance Sheet Data:
                                                            December 31,
                                         ----------------------------------------------------
                                           2000       1999       1998       1997       1996
                                         --------   --------   --------   --------   --------
                                                             (in thousands)
Total assets...........................  $110,782   $111,759   $100,310   $104,071   $107,449
Total debt, including capital lease
  obligations..........................    86,113     87,907     54,248     58,972     65,430
Shareholder's equity...................     6,190      6,047     28,720     28,948     28,033

                       HWCC-TUNICA, INC. AND SUBSIDIARY

Statement of Operations Data:

                                                      Year Ended December 31,
                                       ----------------------------------------------------
                                         2000       1999       1998       1997       1996
                                       --------   --------   --------   --------   --------
                                                          (in thousands)
Net revenues.........................  $116,027   $110,122   $105,773   $107,263   $ 94,524
                                       --------   --------   --------   --------   --------

Expenses:
 Departmental........................    91,813     84,882     79,328     77,058     72,602
 General and administrative..........     5,173      5,679      5,813      5,769      5,962
 Depreciation and amortization.......     5,841      7,066      8,123      9,916     10,906
 Termination of consulting
   agreement.........................         -      3,329          -          -          -
                                       --------   --------   --------   --------   --------
   Total expenses....................   102,827    100,956     93,264     92,743     89,470
                                       --------   --------   --------   --------   --------

Income from operations...............    13,200      9,166     12,509     14,520      5,054
                                       --------   --------   --------   --------   --------

Non-operating income (expenses):.....
 Interest income.....................       280        340        587        281        835
 Interest expense....................   (10,019)   (10,308)   (10,937)   (10,980)   (10,060)
 Equity in losses of unconsolidated
   affiliate.........................       (55)      (141)         -          -          -
 Gain (loss) on disposal of assets...         5        (57)       (65)         6        (45)
                                       --------   --------   --------   --------   --------
   Total non-operating expenses,
    net..............................    (9,789)   (10,166)   (10,415)   (10,693)    (9,270)
                                       --------   --------   --------   --------   --------

Income (loss) before income taxes....     3,411     (1,000)     2,094      3,827     (4,216)
Income tax (provision) benefit.......      (375)       323       (689)       845          -
                                       --------   --------   --------   --------   --------

Net income (loss)....................  $  3,036   $   (677)  $  1,405   $  4,672   $ (4,216)
                                       ========   ========   ========   ========   ========

Balance Sheet Data:
                                                           December 31,
                                       ----------------------------------------------------
                                         2000       1999       1998       1997       1996
                                       --------   --------   --------   --------   --------
                                                          (in thousands)
Total assets.........................  $116,106   $112,398   $120,461   $118,727   $116,620
Total debt, including capital lease
  obligations........................    88,651     90,140     85,798     85,683     86,645
Shareholder's equity.................    15,646     12,610     25,287     23,882     19,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Annual Report on Form 10-K contains forward-looking statements about the business, operating results, cash flows, financial condition, construction and development activities, expansion projects and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

RESULTS OF OPERATIONS

          The following table summarizes HCC's consolidated income from operations reflecting departmental operations at each of its casino properties. Departmental operations include, as applicable, casino, rooms, food and beverage and other. Accordingly, departmental profit, as used in the discussion which follows, consists of departmental revenues less departmental expenses and represents income from operations before general and administrative expenses, depreciation and amortization.

                                                     Year Ended December 31,
                                             -----------------------------------------
                                                 2000          1999           1998
                                             ------------  ------------   ------------
Net Revenues:
 Aurora Casino                               $224,376,000  $197,250,000   $162,947,000
 Tunica Casino                                116,027,000   110,122,000    105,773,000
 Shreveport Casino                              7,779,000             -              -
 Other                                                  -             -         40,000
                                             ------------  ------------   ------------

  Net revenues                                348,182,000   307,372,000    268,760,000
                                             ------------  ------------   ------------

Departmental Expenses:
 Aurora Casino                                153,907,000   137,086,000    118,459,000
 Tunica Casino                                 91,813,000    84,882,000     79,328,000
 Shreveport Casino                              5,862,000             -              -
 Other                                                  -             -         49,000
                                             ------------  ------------   ------------

  Total departmental expenses                 251,582,000   221,968,000    197,836,000
                                             ------------  ------------   ------------

  Departmental profit                          96,600,000    85,404,000     70,924,000
                                             ------------  ------------   ------------

Other Operating Expenses:
 General and administrative                    20,368,000    20,174,000     18,978,000
 Depreciation and amortization                 13,647,000    14,163,000     15,610,000
 Termination of management and consulting
  agreements                                            -    40,389,000              -
 Write down of assets                                   -    13,322,000              -
 Preopening                                    14,794,000       841,000              -
 Development                                    1,058,000       946,000        779,000
                                             ------------  ------------   ------------

  Total other operating expenses               49,867,000    89,835,000     35,367,000
                                             ------------  ------------   ------------

Income (loss) from operations                $ 46,733,000  $ (4,431,000)  $ 35,557,000
                                             ============  ============   ============

   Management's discussion and analysis of the results of operations is organized using the format presented above. Departmental profit for each operating property will be discussed separately, to be followed by comments addressing other items on a consolidated basis. The discussion will continue with consolidated non-operating income and expenses, taxes and extraordinary items as presented in the consolidated financial statements of HCC.

Aurora Casino
-------------

   Departmental profit from operations at the Aurora Casino is summarized in the following table:

                                         Year Ended December 31,
                                 ------------------------------------------
                                     2000          1999            1998
                                 ------------   ------------   ------------

Departmental Revenues:
 Casino                          $217,704,000   $190,608,000   $156,404,000
 Food and beverage                 15,787,000     14,560,000     13,771,000
 Other                              3,356,000      3,272,000      2,816,000
 Promotional allowances           (12,471,000)   (11,190,000)   (10,044,000)
                                 ------------   ------------   ------------

  Net revenues                    224,376,000    197,250,000    162,947,000
                                 ------------   ------------   ------------

Departmental Expenses:
 Casino                           147,807,000    131,143,000    112,272,000
 Food and beverage                  5,021,000      4,829,000      4,855,000
 Other                              1,079,000      1,114,000      1,332,000
                                 ------------   ------------   ------------

  Total departmental expenses     153,907,000    137,086,000    118,459,000
                                 ------------   ------------   ------------

  Departmental profit            $ 70,469,000   $ 60,164,000   $ 44,488,000
                                 ============   ============   ============

Departmental profit margin               31.4%          30.5%          27.3%

   Revenues

   Total gross wagering at the Aurora Casino, as measured by the total value of chips purchased for table games ("drop") and the total amount of coins wagered in slot machines ("handle"), increased by 17.5% and 22.2%, respectively, during 2000 compared to 1999 and during 1999 compared to 1998. The increases in gross wagering are primarily attributable to the advent of dockside gaming on June 26, 1999 together with a combination of new and proven marketing programs designed to enhance the Aurora Casino's position in the Chicago marketplace. Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." The 2000 increase in casino revenues compared to the prior year period reflects the increases in gross wagering noted above, partially offset by a decline in the table games hold percentage. The 1999 increase in casino revenues compared to the prior year period reflects increases in gross wagering combined with small increases in the hold percentages. Poker revenues also increased during 2000 compared to the prior year primarily due to the expansion of the poker room's operating hours beginning in the fourth quarter of 1999. As a result of the closing of a competitor's poker room in August 2000, the Aurora Casino is now the sole Illinois provider of poker in Chicago-area casinos.

   The increases in food and beverage revenues during 2000 and 1999 compared to the prior year periods reflect the increased patron volume resulting from dockside gaming and the opening of a new food outlet in April 2000. Most of the additional revenue reflects complimentary meals and has resulted in a corresponding increase in promotional allowances (see below).

   Other revenues did not change significantly during 2000 compared to 1999. The increase in other revenues during 1999 compared to 1998 result from increases in parking fees and commission revenues.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of food and beverage and other revenues at the Aurora Casino, were 65.1%, 62.8% and 60.6%, respectively, during the years ended December 31, 2000, 1999 and 1998. The 2000 and 1999 increases over the prior year periods reflect increases in promotional activities, primarily in food complimentaries, as part of the Aurora Casino's marketing efforts.

   Departmental Expenses

   Casino expense increases during 2000 and 1999 compared to the prior year periods resulted primarily from additional gaming taxes resulting from the increase in casino revenues as well as to increased marketing expenses. Gaming taxes increased by $9.2 million and $12 million, respectively, in 2000 and 1999 compared to the prior year periods while marketing expenses increased by $5.5 million and $5.9 million, respectively.

   Food and beverage and other expenses did not change significantly during 2000 compared to 1999 or during 1999 compared to 1998. Increases in food and beverage costs resulting from increased volume, higher food costs and the opening of a new restaurant in April 2000 were offset by increased allocations to the casino department as part of various marketing programs.

   Other expenses did not change significantly during 2000 compared to 1999. Other expenses decreased 16.4% in 1999 compared to 1998 due to reductions in personnel and to reduced marine department costs as a result of the advent of dockside gaming.

Tunica Casino
-------------

   Departmental profit from operations at the Tunica Casino is summarized in the following table:

                                          Year Ended December 31,
                                 ------------------------------------------
                                     2000           1999           1998
                                 ------------   ------------   ------------
Departmental Revenues:
 Casino                          $108,529,000   $102,312,000   $ 96,459,000
 Rooms                             10,690,000     10,457,000      9,386,000
 Food and beverage                 16,656,000     15,274,000     15,039,000
 Other                              1,462,000      1,542,000      1,373,000
 Promotional allowances           (21,310,000)   (19,463,000)   (16,484,000)
                                 ------------   ------------   ------------

  Net revenues                    116,027,000    110,122,000    105,773,000
                                 ------------   ------------   ------------

Departmental Expenses:
 Casino                            86,023,000     78,880,000     72,317,000
 Rooms                              1,102,000      1,161,000      1,752,000
 Food and beverage                  3,897,000      3,704,000      3,923,000
 Other                                791,000      1,137,000      1,336,000
                                 ------------   ------------   ------------

  Total departmental expenses      91,813,000     84,882,000     79,328,000
                                 ------------   ------------   ------------

  Departmental profit            $ 24,214,000   $ 25,240,000   $ 26,445,000
                                 ============   ============   ============

Departmental profit margin               20.9%          22.9%          25.0%

   Revenues

   Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle increased by 8.2% and 5.4%, respectively, during 2000 and 1999 compared to the prior year periods. Management believes the increases are attributable to its continued refinement of its core marketing programs as well as its emphasis on customer service. Such marketing efforts include branded television advertising that focuses on quality service and the message of "winning". Other direct marketing programs have been designed to reward existing high value customers as well as to attract new customers to the facility. Although patron volume declined slightly during 2000 compared to 1999, gross wagering continued to increase, indicating that the Tunica Casino has been successful in attracting higher value patrons.

   Increased wagering is the primary cause of the improvement in casino revenues shown in the table above. The percentage increase in casino revenues of 6.1% in 2000 is somewhat less than that for gross wagering due to decreases in the hold percentages during 2000 compared to 1999. The 6.1% increase in 1999 casino revenues over the prior year reflects the increase in wagering combined with a slight increase in the slot machine hold percentage. Poker revenues also contributed to the overall increase in casino revenues primarily as a result of scheduling changes implemented by the Tunica Casino and to new patrons obtained as a result of remodeling disruptions at a competitor's poker room.

   Room revenues increased slightly during 2000 compared to 1999 following an increase of 11.4% in 1999 compared to 1998. Hotel occupancy rates declined slightly to 84.2% in 2000; however, such decrease was offset by an increase in the average daily room rate to $66 from $64 in 1999. Hotel occupancy rates in 1999 declined to 85.5% from 89.7% in 1998 due to increased competition for overnight patrons resulting from the addition of 600 guest rooms in the Tunica market during the second quarter of 1999. Accordingly, the improvement in hotel revenues during 1999 resulted from an increase in the average daily room rate to $64 in 1999 from $55 in 1998.

   Food and beverage revenues increased by 9% during 2000 compared to the prior year period as a result of increased marketing efforts and increases in food and beverage prices. Food and beverage revenues did not change significantly during 1999 compared to 1998.

   Other revenues decreased 5.2% during 2000 compared to 1999 after increasing by 12.3% in 1999 compared to 1998. The 2000 decrease is a result of the decline in patron volume discussed above, whereas the 1999 increase reflects increased patron volume utilizing such services.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Such allowances, as a percentage of rooms, food and beverage and other revenues, increased to 74% in 2000 compared to 71.4% during 1999 and 63.9% during 1998. The increases primarily reflect the more targeted use of food and beverage complimentaries as part of the Tunica Casino's increased marketing efforts.

   Departmental Expenses

   Casino expenses increased $7.1 million (9.1%) during 2000 compared to 1999 and $6.6 million (9.1%) during 1999 compared to 1998. The increases are primarily the result of increased marketing efforts including the allocation of additional costs from other operating departments to the casino department.

   Rooms expense decreased 5.1% and 33.7% during 2000 and 1999 compared to the respective prior year periods reflecting additional allocations of hotel costs associated with marketing programs to the casino department.

   The 5.2% increase in food and beverage expenses during 2000 compared to 1999 results from increases in volume and higher food and beverage costs. Such increases are partially offset by increased allocations to the casino department as a result of the Tunica Casino's marketing efforts. The 5.6% decrease in food and beverage costs during 1999 compared to 1998 was primarily due to increased allocations to the casino department as part of the Tunica Casino's marketing efforts.

   Decreases in other departmental expenses during 2000 and 1999 compared to the prior year periods are due to increased allocations to the casino department.

Shreveport Casino
-----------------

   The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. The results of its departmental operations through December 31, 2000 are summarized in the following table:


Departmental Revenues:
  Casino                                             $   7,194,000
  Rooms                                                    302,000
  Food and beverage                                      1,330,000
  Other                                                     74,000
  Promotional allowances                                (1,121,000)
                                                     -------------

  Net revenues                                           7,779,000
                                                     -------------

Departmental Expenses:
  Casino                                                 5,218,000
  Rooms                                                     88,000
  Food and beverage                                        413,000
  Other                                                    143,000
                                                     -------------

  Total departmental expenses                            5,862,000
                                                     -------------

Departmental profit                                  $   1,917,000
                                                     =============

Departmental profit margin                                    24.6%

   The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. The large volume of business generated by the property during its first 12 days of operations in 2000, coupled with a difficult labor market in Shreveport, exacerbated these inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than management originally anticipated. Since implementing its marketing programs, the Shreveport Casino has experienced a favorable trend in its gaming revenues with significant increases in both February and March compared to the prior month periods.

   Gaming Operations

   Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $83.3 million subsequent to opening in 2000.

   Revenues

   Casino revenues totaled $7.2 million during 2000 of which slot machine and table game revenues accounted for 81.3% and 18.7%, respectively.

   Rooms revenues amounted to $302,000 during 2000 with a hotel occupancy rate of 71.4% and an average daily rate of $108.

   Food and beverage and other revenues amounted to $1.3 million and $74,000, respectively in the 2000 period since opening.

   Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues, amounted to 65.7% since opening in 2000. This percentage, which reflects opening period promotional activities, is consistent with the historical experience of other HCC-owned gaming operations.

   Departmental Expenses

   Departmental expenses as a percentage of the associated revenues are set forth below:

                                                         Expense     Percent
                                                       ------------  -------

   Casino expense                                      $  5,218,000     72.5%
   Rooms expense                                             88,000     29.1%
   Food and beverage expense                                413,000     31.1%
   Other expense                                            143,000    193.2%

   With the exception of other departmental expenses, these expense ratios are consistent with, or only slightly higher than, the historical experience during initial operating periods of other new gaming facilities operated by HCC. A significant portion of other departmental expenses during 2000 were related to opening day activities; accordingly, management anticipates that such costs, as a percentage of the associated revenues, should decline in future periods.

   In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the current 18.5%. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino will increase to 19.5% effective April 1, 2001 with additional 1% increases on April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax been in effect during the period that the Shreveport Casino was open in 2000, its operating expenses would have increased by $243,000.

Other Consolidated Items
------------------------

   Other operating expenses of HCC and its subsidiaries, exclusive of casino departmental expenses, consist primarily of general and administrative expenses, depreciation and amortization, preopening costs associated with the Shreveport Casino and development expenses incurred in connection with the pursuit of additional gaming venues. These and other nonrecurring operating expenses are discussed below.

   General and Administrative

   General and administrative expenses increased by less than 1% during 2000 after increasing by 6.3% during 1999, in each case compared to the prior year period. Excluding management fees incurred of $939,000 in 1999 and $1.2 million in 1998, general and administrative expenses increased by $1.1 million (5.9%) and $1.5 million (8.2%), respectively, in 2000 and 1999 compared to the prior year periods. Exclusive of management fees during 1999, such expenses at the Aurora Casino increased by 5.8% during 2000 primarily as a result of additional overhead costs now charged to the Aurora Casino which, prior to October 1999, were charged to its management company. The Aurora Casino's general and administrative expenses, excluding management fees, decreased by 4.5% during 1999 primarily as a result of a reduction in legal and professional fees. The Tunica Casino experienced increases in general and administrative expenses, excluding management fees, of 9.1% and 2.8%, respectively, during 2000 and 1999 compared to the prior year periods primarily as a result of increases in personnel costs and professional fees. The Shreveport Casino added general and administrative expenses of $165,000, excluding management fees paid to a subsidiary of HCC, during the 2000 period subsequent to its opening. The remaining increases in corporate general and administrative expenses of 2.6% and 19.9%, respectively, in 2000 and 1999 compared to the prior year periods result from increases in corporate overhead costs consisting primarily of legal fees, franchise taxes and personnel costs.

   Depreciation and Amortization

   Depreciation and amortization expense decreased 3.6% and 9.3%, respectively, during 2000 and 1999 compared to the prior year periods. The decrease during 2000 occurred despite substantially all of the Shreveport Casino's fixed assets being placed in service in December 2000 resulting in depreciation expense of $506,000. The 2000 and 1999 decreases are primarily due to certain operating equipment at the Tunica Casino becoming fully depreciated during the latter part of 1999.

   Development Expenses

   Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs increased by 11.8% and 21.4%, respectively, during 2000 and 1999 compared to the prior year periods due to additional costs incurred with respect to potential gaming opportunities in Mexico and in states contemplating the legalization of gaming.

   Preopening Costs

   Preopening costs are the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, are required to be expensed as incurred. Such costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $14.8 million and $841,000, respectively, during 2000 and 1999.

   Termination of Management and Consulting Agreements

   In October 1999, HCC was able to terminate its outstanding management agreement for the Aurora Casino and its consulting agreement for the Tunica Casino by acquiring a wholly owned subsidiary of GBCC. As part of its strategic plan, HCC sought to terminate these agreements in order to eliminate fees paid to GBCC, enhance future operating performance and simplify its organizational structure. The acquisition of the agreements required that HCC satisfy certain obligations of the GBCC subsidiary amounting to $40.3 million. As no asset value was attributed to the management and consulting agreements for financial reporting purposes when acquired and terminated, the $40.3 million payment, together with net expenses from the acquisition amounting to $60,000, were charged to expense in 1999. Expenses incurred under the management and consulting agreements amounted to $6.7 million and $7.7 million, respectively, during 1999 (prior to the October termination date) and 1998.

   Write Down of Assets

   The $12.3 million remaining estimated net realizable balance of certain notes issued by GBCC was fully reserved in 1999 due, in part, to the termination of the Aurora Casino management contract and the Tunica Casino consulting agreement. These agreements provided a source of funds to GBCC which is now no longer available. In addition, ACSC, which is GBCC's only remaining operating subsidiary, experienced a loss from operations in 1999, further reducing cash flows available for repayment of the PPI Funding Notes. For the same reasons, HCC wrote down the interest receivable balance associated with certain demand notes from GBCC by $1 million during 1999.

   The remaining combined receivable balance of the notes and interest of $6.5 million at December 31, 2000 reflects management's best estimate of the value of the collateral associated with such obligations.

Non-operating Income (Expenses)
-------------------------------

   Interest Income

   Interest income increased 44.2% and 176.7%, respectively, during 2000 and 1999 compared to the prior year periods. Such increases reflect interest on the unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities").

   Interest Expense

   Interest expense increased by 17.3% and 50.7%, respectively, during 2000 and 1999 compared to the prior year periods due primarily to the increase in HCC's long-term indebtedness from the May 1999 issuance of the Senior Secured Notes and the August 1999 issuance of $150 million of 13% Shreveport First Mortgage Notes. Although the issuance of the Senior Secured Notes increased HCC's indebtedness to a face value of $360 million from a face value of $204.7 million, the initial effective interest rate fell to 11.27% from 13.75%. The interest rate on $50 million of the Senior Secured Notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. On November 1, 2000, the interest rate on such notes increased to 13% from 12.89%, effectively increasing the Company's annual interest expense by $56,000. A portion of the interest on the Shreveport First Mortgage Notes was capitalized during the construction period ($ 11.8 million and $1.1 million, respectively, during 2000 and 1999).

   Gain (Loss) on Disposal of Assets

   The gain recognized during 2000 results from the sale of a parcel of land acquired in Texas as a potential gaming development site. During 1999, the Aurora Casino wrote off costs associated with its planned construction of a new, larger boat to replace the smaller of its two current boats. The advent of dockside gaming in June 1999 resulted in new plans to construct a dockside casino facility (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). The 1998 loss results primarily from the sale of certain slot machines at the Tunica Casino as part of its program to update such equipment.

   Income Taxes

   Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Current federal income taxes for the year ended December 31, 2000, other than alternative minimum tax obligations, were offset through the use of such NOL's. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $5.5 million as of December 31, 2000.

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

   Gain on Settlement of Litigation

   On October 8, 1998, the Company filed a complaint against its former accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit. Terms of the settlement are confidential; however, the Company recognized a pretax gain on the settlement, net of related legal fees and other expenses, amounting to $7.2 million.

   Tax Settlement Costs

   Tax settlement costs of $1.1 million in 1998 represent costs incurred arising from and directly related to HCC's tax treatment of the spin-off of GBCC.

   Minority Interest in Hollywood Casino Shreveport

   In accordance with the terms of its joint venture agreement, HCC's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues", as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $78,000 during 2000.

   Minority Interest in Earnings of Limited Partnership

   The minority interest in the earnings of the limited partnership which held the management contract for the Aurora Casino amounted to $5.8 million and $6.5 million, respectively, during 1999 and 1998. This minority interest ended with the acquisition and termination of the management contract on October 13, 1999. The acquisition of such minority interest resulted in a charge during the fourth quarter of 1999 of $37 million.

   Extraordinary Item

   During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes. The extraordinary loss from early retirement of debt includes the premium paid and redemption fees associated with the debt retired together with the write off of related unamortized financing costs.

   Prior to May 1999, HCC was required to make an offer to purchase not more than $2.5 million in principal amount of its then outstanding 12.75% Senior Secured Notes at each semiannual interest payment date. During 1998, HCC made two redemption offers and redeemed $2.8 million of the notes resulting in an extraordinary loss of $336,000.

Other Items
-----------

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

   Market Risk

   The Company has $50 million of floating rate Senior Secured Notes outstanding (see "Liquidity and Capital Resources - Financing Activities" below). Interest on the floating rate notes is at the LIBOR rate plus 6.28% and is reset semiannually. Accordingly, an increase in the LIBOR rate of 1% would increase interest expense by $500,000 per year. Management also has a $30 million financing arrangement for the lease of furniture, fixtures and equipment for the Shreveport Casino which includes variable interest to be reset quarterly. Accordingly, an increase in the underlying base rate of 1% would increase interest expense by as much as $300,000 per annum.

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

   The Shreveport First Mortgage Notes issued to finance construction of the Shreveport Casino include interest at the rate of 13% payable semiannually as well as contingent interest once the Shreveport Casino opens. The contingent interest will be equal to 5% of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the Shreveport First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33%. This maximum would assume that the annual consolidated cash flow of the Shreveport Casino was at least $100 million. The contingent component of interest under the Shreveport First Mortgage Notes was negotiated with the Shreveport Partnership's lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by cash flows and can only be paid if certain coverage ratios are met, liquidity and capital resources of the Shreveport Partnership will not be compromised by the payment, if any, of contingent interest.

   Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC's debt securities of approximately $20.5 million.

   Seasonality and Other Fluctuations

   Historically, the Aurora Casino's operations have experienced some seasonality due to severe winter weather. Consequently, the results of HCC's operations for the first and fourth quarters have traditionally been less profitable than the other quarters of the fiscal year. Furthermore, management believes that seasonality may also cause fluctuations in reported results at the Tunica Casino and the Shreveport Casino. In addition, the operations of HCC's casinos may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect HCC's casino revenues and overall profitability.

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   During 2000, the operations of the Aurora Casino and Tunica Casino continued to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $40.6 million of cash flow from operations during 2000 while the Tunica Casino provided $10.9 million of cash from operations. Operating cash flow generated by the Shreveport Casino for the 2000 period after its opening on December 20, 2000 was approximately $971,000 before management fees incurred to a subsidiary of HCC. Management believes that the Shreveport Casino will be a significant source of operating cash flow in 2001 and future years. HCC's other primary source of funds consists of interest income earned on temporary investments ($3.9 million). The $7.2 million settlement of litigation discussed previously also contributed operating cash during 2000. In addition to operating expenses at its three casino facilities, uses of operating cash by HCC during 2000 included interest payments ($24 million), costs to pursue development opportunities ($1.1 million) and corporate overhead costs ($9.7 million).

   The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at December 31, 2000 and 1999. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that it will have adequate capital resources to meet the additional tax payments, if any, resulting from such examinations.

   Financing Activities

   Senior Secured Notes -

   During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a private debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective November 1, 2000, the interest rate increased to 13%. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"), and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable semiannually each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The lien described in (2) above is currently limited to approximately $66 million.

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

   Shreveport First Mortgage Notes -

   On August 10, 1999 the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due 2006 (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35 million of financing has been or may be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

   The Shreveport First Mortgage Notes are redeemable at the option of the Shreveport Partnership at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport First Mortgage Notes may also be redeemed at a price of 113% plus accrued interest at any time prior to August 1, 2002 with proceeds of contributions to the Shreveport Partnership made by HCC from certain offerings of equity securities by HCC.

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

   Other -

   Prior to October 14, 1999, HCC was the general partner in the limited partnership which held the Aurora management agreement, having acquired such interest in April 1997. HCC's original acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.8 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of partnership distributions which were made to HCC prior to the liquidation of the general partnership in October 1999. Effective November 1, 1999, HCC began making monthly payments of principal and interest totaling $83,000 which, together with additional quarterly principal payments of $21,000 beginning in January 2000, approximated HCC's payment obligations while the management contract was in effect.

   HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through March 1, 2001 while negotiations continue between GBCC and HCC to restructure certain indebtedness owed by GBCC to HCC. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of April 1, 2001. During October 2000, HCC received $900,000 of the outstanding principal balance from GBCC and agreed to offset an additional $146,000 of principal against other payables due to GBCC while negotiations to restructure the debt continue.

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

   HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($89,000 at December 31, 2000) are being repaid in monthly installments over 36 months and accrue interest at the rate of 8.875% per annum.

   The Shreveport Partnership entered into a lease financing agreement with third party lessors for $30 million used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement accrue interest at the rate of LIBOR plus 4% (currently 10.57%). During the construction period, the Shreveport Partnership paid only interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30 million. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixtures and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes.

   The Shreveport Partnership entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $213,000 during 2000. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. The payments in lieu of admission fees are subject to an initial credit of $600,000. These additional charges amounted to $304,000 during the 2000 period subsequent to opening.

   It was originally anticipated that the Shreveport Partnership would develop the Shreveport Casino with each of HCL and Sodak Louisiana, L.L.C. ("Sodak"), a former partner, having a 50% interest in the development and subsequent operations. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2.5 million Sodak had contributed to the Shreveport Partnership, with $1,000 to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the joint venture received approval by the Louisiana Gaming Control Board on April 20, 1999. As a result, effective as of April 23, 1999, HCL has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold.

   During November 2000, the Shreveport Partnership entered into bank revolving credit facilities of $2 million for working capital needs and $4 million to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year and advances under both facilities accrue interest at the Wall Street Journal Prime Rate plus 2%. The agreements contain certain reporting requirements and advances are subject to specified collateral agreements. No amounts were outstanding under the credit facilities at December 31, 2000.

   As of December 31, 2000, HCC's scheduled maturities of long-term debt and payments under capital leases during 2001 are approximately $5.5 million and $11.1 million, respectively.

   Capital Expenditures and Other Investing Activities

   Aurora Casino -

   Capital expenditures at the Aurora Casino during 2000 (exclusive of barge costs - see below) were $3.5 million; management anticipates spending $4.5 million during 2001 toward its ongoing capital improvements program. Significant projects planned for 2001 include new slot machines, renovations to restaurants and other departmental expenditures. In addition, the Company has commenced a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The new dockside facility should significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The Aurora Casino expansion, as currently planned, is projected to cost approximately $75 million and is expected to be completed and opened by the summer of 2002. The Company received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40 million of the estimated $75 million in project costs for the proposed Aurora Casino expansion were obtained from HCC's debt offering completed in May 1999 with the remainder to come from cash on hand and cash available from operations.

   The commencement of construction of the new dockside facility had previously been delayed as a result of a complaint filed in late 1999 in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of the legislation, including dockside gaming, is invalid. In January 2001, the presiding judge dismissed the complaint because the plaintiffs lacked standing and failed to exhaust their administrative remedies. The plaintiffs have filed an appeal of the ruling. If an appellate court overturns the trial court's original ruling and the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing riverboats on a dockside basis pending a final resolution of the litigation. In the unlikely event that the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated so that dockside gaming is not permitted, the Company will be able to use its two riverboats to conduct gaming.

   Without regard to the Company's plan to construct the new dockside gaming facility, management undertook and completed construction of an expansion link barge in August 2000 to connect its two existing riverboats. The project cost approximately $4.7 million to complete, including approximately $1.6 million in docking facilities that can be used for the new dockside casino. The casino link barge provides a large, open space allowing casino patrons to move freely between the two existing boats. The link barge also contains a cashier's cage, a promotions booth and a cocktail lounge for casino patrons. Management believes the reconfigured link barge facility has enhanced current operations and maximizes the dockside gaming potential of the Aurora Casino pending the replacement of its existing riverboats with the new dockside facility.

   The Company plans to build the new dockside casino in two halves, which will be connected to form a single dockside casino. The first half of the dockside casino will be towed into place and opened several months earlier than the second half. It is anticipated that this strategy will minimize disruption of the Aurora Casino's operations during the construction period. The Aurora Casino will prospectively adjust the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $34.6 million at December 31, 2000) to their estimated net realizable value at the time they are removed from service. As a result, depreciation expense during the construction period will increase by approximately $2.2 million per month.

   Tunica Casino -

   Capital expenditures at the Tunica Casino during 2000 amounted to $3.7 million; management anticipates spending $4.5 million during 2001. Expenditures during 2000 included updating slot machines, upgrades to marketing systems, renovations to hotel suites and other departmental expenditures. Projects included in $4.5 million budget for 2001consist primarily of updating existing and acquiring new slot machines, replacing the casino carpeting and other departmental expenditures. In addition, the Company is considering the construction of a new buffet to replace the existing facility. The new Hollywood Epic Buffet would feature a new design and the latest in kitchen and serving equipment. The new buffet, as currently planned, would more than double the existing seating capacity. Construction of the buffet, which would cost an estimated $9 million, could begin in 2001 with a scheduled opening in late 2001 or early 2002.

   HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course, which opened in November 1998, have totalled approximately $2.1 million.

   Shreveport Casino -

   The total estimated cost of the Shreveport Casino was approximately $230 million, of which approximately $205 million had been spent as of December 31, 2000. Construction related obligations at December 31, 2000 amounted to approximately $15 million. HCL contributed approximately $54.9 million as an equity investment in the project with the other joint venture partner contributing $1 million to the project with the proceeds of a loan from HCL. The loan accrues interest at the rate of prime commencing with the opening of the Shreveport Casino and is payable monthly. Principle on the loan is payable on December 20, 2010. The joint venture partner was also given credit for an additional $1 million capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5 million obligation discussed below. The credit was in recognition of guarantees provided by an affiliate of the partner which were necessary for the Shreveport Partnership to obtain approval of its license. The $2 million equity interest of the partner is reflected as minority interest on the consolidated financial statements of HCC.

   In addition to the capital contributions, funding for the remaining construction and preopening costs was provided by the Shreveport First Mortgage Notes which are non-recourse to HCC (see "Liquidity and Capital Resources - Financing Activities") and by $30 million of furniture, fixture and equipment financing. In addition, HCC agreed to contribute up to an additional $5 million in equity to the Shreveport Casino under certain circumstances which include cost overruns or delays. On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which delayed the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover the damage incurred. In addition, management is seeking to recover lost profits and related claims under its business interruption insurance coverage. The recovery of these amounts is currently subject to litigation and management is unable to determine the amount, if any, that will ultimately be received.

   Capital expenditures at the Shreveport Casino during 2000 to construct, equip and open the resort amounted to $116.1 million. Management anticipates spending $6 million during 2001, including $3 million to finish out construction of the Shreveport Casino's spa and certain of its hotel suites and $3 million toward its ongoing program of capital improvements.

   In September 1998, HCL and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with moving the license to Shreveport, the current and former partners negotiated a settlement with the City of New Orleans which among other things, required that one of the former partners pay $5 million to the City. The current partners agreed that the Shreveport Casino would pay the City of New Orleans $5 million upon securing financing for construction of their project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would reimburse the former partner $2 million of the amount it paid to the City; such repayment is to be made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2 million liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon issuance of the Shreveport First Mortgage Notes in August 1999.

   The Shreveport Partnership entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by the Shreveport Partnership during 2000 to the limited liability corporation formed to develop and operate the golf course were $48,000; contributions expected to be made during 2001 are approximately $2.6 million.

   Other -

   HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

   Conclusion

   Management anticipates that HCC's funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino, Tunica Casino and Shreveport Casino. Approximately $40 million of proceeds remaining from the Senior Secured Notes, together with cash on hand and cash available from operations, are expected to be used for the planned expansion of the Aurora Casino.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
Hollywood Casino Corporation and Subsidiaries:

 Independent Auditors' Report...................................................   42

 Consolidated Balance Sheets as of December 31, 2000
   and 1999.....................................................................   43

 Consolidated Statements of Operations for the Years
   Ended December 31, 2000, 1999 and 1998.......................................   45

 Consolidated Statement of Changes in Shareholders'
   Deficit for the Three Years Ended December 31, 2000..........................   46

 Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2000, 1999 and 1998.......................................   47

 Notes to Consolidated Financial Statements.....................................   48

Hollywood Casino-Aurora, Inc.

 Independent Auditors' Report...................................................   77

 Balance Sheets as of December 31, 2000 and 1999................................   78

 Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..............................................   80

 Statement of Changes in Shareholder's Equity for the Three Years
  Ended December 31, 2000.......................................................   81

 Statements of Cash Flows for the Years Ended December 31, 2000, 1999
  and 1998......................................................................   82

 Notes to Financial Statements..................................................   83

HWCC-Tunica, Inc.

 Independent Auditors' Report...................................................   95

 Consolidated Balance Sheets as of December 31, 2000 and 1999...................   96

 Consolidated Statements of Operations for the Years
  Ended December 31, 2000, 1999 and 1998........................................   98

 Consolidated Statement of Changes in Shareholder's Equity for the Three Years
  Ended December 31, 2000.......................................................   99

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..............................................  100

 Notes to Consolidated Financial Statements.....................................  101

INDEPENDENT AUDITORS' REPORT


To Hollywood Casino Corporation:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Hollywood Casino Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                December 31,
                                                        -----------------------------
                                                             2000           1999
                                                        -------------   ------------
Current Assets:
 Cash and cash equivalents                              $ 155,570,000   $115,351,000
 Receivables, net of allowances of
  $2,668,000 and $1,826,000, respectively                   5,552,000      4,010,000
 Inventories                                                3,603,000      1,630,000
 Deferred income taxes                                      3,054,000      1,776,000
 Refundable deposits and other
  current assets                                            4,153,000      4,096,000
 Due from affiliates, net of valuation allowances           6,661,000      7,705,000
                                                        -------------   ------------

  Total current assets                                    178,593,000    134,568,000
                                                        -------------   ------------


Property and Equipment:
 Land                                                       9,594,000      7,948,000
 Buildings and improvements                               222,637,000    122,122,000
 Riverboats and barges                                     89,421,000     40,367,000
 Operating equipment                                      134,362,000     85,812,000
 Construction in progress                                   4,849,000     44,331,000
                                                        -------------   ------------

                                                          460,863,000    300,580,000
 Less - accumulated depreciation
  and amortization                                       (105,406,000)   (92,958,000)
                                                        -------------   ------------

  Net property and equipment                              355,457,000    207,622,000
                                                        -------------   ------------

Cash restricted for construction projects                   9,530,000    147,310,000
                                                        -------------   ------------

Other Assets:
 Deferred financing costs                                  14,875,000     15,256,000
 Land rights                                                6,843,000      7,047,000
 Land held for sale, net of a valuation allowance of
  $3,084,000 in 1999                                                -      2,216,000
 Other assets                                              12,602,000     11,798,000
                                                        -------------   ------------

  Total other assets                                       34,320,000     36,317,000
                                                        -------------   ------------

                                                        $ 577,900,000   $525,817,000
                                                        =============   ============


      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                         December 31,
                                                                ------------------------------
                                                                    2000             1999
                                                                -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                                 $  16,493,000   $   4,538,000
 Note payable                                                       2,499,000               -
 Accounts payable                                                  22,177,000      15,293,000
 Accrued liabilities -
  Salaries and wages                                                9,657,000       6,019,000
  Interest                                                         18,067,000      16,784,000
  Gaming and other taxes                                            3,229,000       2,586,000
  Insurance                                                         2,816,000       2,890,000
  Other                                                             5,398,000       4,330,000
 Federal income taxes payable                                       3,299,000       3,234,000
 Other current liabilities                                          3,560,000       2,749,000
                                                                -------------   -------------

  Total current liabilities                                        87,195,000      58,423,000
                                                                -------------   -------------

Long-Term Debt                                                    510,868,000     514,959,000
                                                                -------------   -------------

Capital Lease Obligations                                          37,861,000      18,961,000
                                                                -------------   -------------

Other Noncurrent Liabilities                                        5,658,000       5,631,000
                                                                -------------   -------------

Commitments and Contingencies

Minority Interest (Note 7)                                          2,078,000       2,000,000
                                                                -------------   -------------

Shareholders' Deficit:
 Common Stock -
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,997,000 and 24,950,000
   shares issued and outstanding, respectively                          2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                                          -
 Additional paid-in capital                                       217,030,000     216,928,000
 Accumulated deficit                                             (282,792,000)   (291,087,000)
                                                                -------------   -------------

  Total shareholders' deficit                                     (65,760,000)    (74,157,000)
                                                                -------------   -------------

                                                                $ 577,900,000   $ 525,817,000
                                                                =============   =============


      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                                 ------------------------------------------
                                                                     2000          1999            1998
                                                                 ------------   ------------   ------------
Revenues:
 Casino                                                          $333,427,000   $292,920,000   $252,863,000
 Rooms                                                             10,992,000     10,457,000      9,386,000
 Food and beverage                                                 33,773,000     29,834,000     28,810,000
 Other                                                              4,892,000      4,814,000      4,229,000
                                                                 ------------   ------------   ------------
                                                                  383,084,000    338,025,000    295,288,000
 Less - promotional allowances                                    (34,902,000)   (30,653,000)   (26,528,000)
                                                                 ------------   ------------   ------------

  Net revenues                                                    348,182,000    307,372,000    268,760,000
                                                                 ------------   ------------   ------------
Expenses:
 Casino                                                           239,048,000    210,023,000    184,589,000
 Rooms                                                              1,190,000      1,161,000      1,752,000
 Food and beverage                                                  9,331,000      8,533,000      8,778,000
 Other                                                              2,013,000      2,251,000      2,717,000
 General and administrative                                        20,368,000     20,174,000     18,978,000
 Depreciation and amortization                                     13,647,000     14,163,000     15,610,000
 Development                                                        1,058,000        946,000        779,000
 Preopening                                                        14,794,000        841,000              -
 Termination of management and consulting agreements                        -     40,389,000              -
 Write down of assets                                                       -     13,322,000              -
                                                                 ------------   ------------   ------------
   Total expenses                                                 301,449,000    311,803,000    233,203,000
                                                                 ------------   ------------   ------------

Income (loss) from operations                                      46,733,000     (4,431,000)    35,557,000
                                                                 ------------   ------------   ------------
Non-operating income (expenses):
 Interest income                                                   11,349,000      7,868,000      2,844,000
 Interest expense, net of capitalized interest
  of $11,814,000 in 2000 and $1,052,000 in 1999                   (55,191,000)   (47,050,000)   (31,212,000)
 Tax settlement costs                                                       -              -     (1,087,000)
 Gain on settlement of litigation, net                              7,220,000              -              -
 Equity in losses of unconsolidated affiliate                         (55,000)      (141,000)             -
 Gain (loss) on disposal of assets                                    190,000       (567,000)       (61,000)
                                                                 ------------   ------------   ------------
  Total non-operating expenses, net                               (36,487,000)   (39,890,000)   (29,516,000)
                                                                 ------------   ------------   ------------

Income (loss) before income taxes, extraordinary
 and other items                                                   10,246,000    (44,321,000)     6,041,000
Income tax provision                                               (1,873,000)    (1,196,000)      (816,000)
                                                                 ------------   ------------   ------------

Income (loss) before extraordinary and other items                  8,373,000    (45,517,000)     5,225,000
Minority interest in Hollywood Casino Shreveport (Note 7)             (78,000)             -              -
Minority interest in earnings of Limited Partnership (Note 1)               -     (5,801,000)    (6,494,000)
                                                                 ------------   ------------   ------------

Income (loss) before extraordinary item                             8,295,000    (51,318,000)    (1,269,000)
Extraordinary item:
 Loss on early extinguishment of debt                                       -    (30,353,000)      (336,000)
                                                                 ------------   ------------   ------------

Net income (loss)                                                $  8,295,000   $(81,671,000)  $ (1,605,000)
                                                                 ============   ============   ============

Basic net income (loss) per common share:
 Income (loss) before extraordinary item                         $        .33   $      (2.05)  $       (.05)
 Extraordinary item                                                         -          (1.22)          (.01)
                                                                 ------------   ------------   ------------

 Net income (loss)                                               $        .33   $      (3.27)  $       (.06)
                                                                 ============   ============   ============

Diluted net income (loss) per common share:
 Income (loss) before extraordinary item                         $        .31   $      (2.05)  $       (.05)
 Extraordinary item                                                         -          (1.22)          (.01)
                                                                 ------------   ------------   ------------

 Net income (loss)                                               $        .31   $      (3.27)  $       (.06)
                                                                 ============   ============   ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  For the Three Years Ended December 31, 2000

                                          Class A           Additional
                                       Common Stock           Paid-in     Accumulated
                                   -----------------------
                                     Shares       Amount       Capital       Deficit
                                   ----------  -----------  ------------  -------------
BALANCES, January 1, 1998          24,910,000  $     2,000  $216,926,000  $(207,811,000)
 Exercise of stock options             40,000            -             -              -
 Net loss                                   -            -             -     (1,605,000)
                                   ----------  -----------  ------------  -------------

BALANCES, December 31, 1998        24,950,000        2,000   216,926,000   (209,416,000)
 Grant of stock options to non-
   employee directors                       -            -         2,000              -
 Net loss                                   -            -             -    (81,671,000)
                                   ----------  -----------  ------------  -------------

BALANCES, December 31, 1999        24,950,000        2,000   216,928,000   (291,087,000)
                                   ----------  -----------  ------------  -------------

 Grant of stock options to non-
   employee directors                       -            -        15,000              -
 Exercise of stock options             47,000            -        87,000              -
 Net income                                 -            -             -      8,295,000
                                   ----------  -----------  ------------  -------------

BALANCES, December 31, 2000        24,997,000  $     2,000  $217,030,000  $(282,792,000)
                                   ==========  ===========  ============  =============

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                         --------------------------------------------
                                                                              2000           1999           1998
                                                                         -------------   -------------   ------------
OPERATING ACTIVITIES:
 Net income (loss)                                                       $   8,295,000   $ (81,671,000)  $ (1,605,000)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Extraordinary item                                                                 -      30,353,000        336,000
  Depreciation and amortization, including accretion of debt discount       16,166,000      16,135,000     17,581,000
  Write down of assets                                                               -      13,322,000              -
  (Gain) loss on disposal of assets                                           (190,000)        567,000         61,000
  Minority interest in Hollywood Casino Shreveport                              78,000               -              -
  Minority interest in earnings of Limited Partnership                               -       5,801,000      6,494,000
  Grant of stock options                                                        15,000           2,000              -
  Equity in losses of unconsolidated affiliate                                  55,000         141,000              -
  Provision for doubtful accounts                                            1,461,000         804,000        756,000
  Deferred income tax (benefit) provision                                     (286,000)     (3,403,000)        81,000
  Increase in receivables                                                   (3,003,000)     (1,103,000)      (384,000)
  Increase in accounts payable and accrued expenses                         13,503,000      23,871,000      2,035,000
  Increase (decrease) in federal taxes payable                                  65,000       3,234,000     (6,878,000)
  Net change in other current assets and liabilities                        (1,250,000)     (4,280,000)        62,000
  Net change in other noncurrent assets and liabilities                     (1,714,000)       (342,000)    (1,774,000)
                                                                         -------------   -------------   ------------

   Net cash provided by operating activities                                33,195,000       3,431,000     16,765,000
                                                                         -------------   -------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                      (128,842,000)    (49,758,000)   (12,051,000)
 Collections on notes receivable                                               900,000               -      6,000,000
 Proceeds from sale of assets                                                2,492,000       3,959,000        129,000
 Increase in cash from acquisition                                                   -       1,525,000              -
 Loan to joint venture partner                                                       -      (1,000,000)             -
 Short-term investments                                                              -       3,905,000        (29,000)
 Investments in unconsolidated affiliates                                      (48,000)        (45,000)    (2,553,000)
 Net change in cash restricted for construction projects                   137,780,000    (147,310,000)             -
                                                                         -------------   -------------   ------------

  Net cash provided by (used in) investing activities                       12,282,000    (188,724,000)    (8,504,000)
                                                                         -------------   -------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                      139,000     493,474,000      2,687,000
 Deferred financing costs                                                   (1,955,000)    (17,134,000)      (248,000)
 Repayments of long-term debt                                               (2,542,000)   (210,006,000)    (2,334,000)
 Payments on capital lease obligations                                        (987,000)       (893,000)      (861,000)
 Issuance of common stock                                                       87,000               -              -
 Investment by joint venture partner                                                 -       1,000,000              -
 Limited partnership distributions                                                   -      (7,915,000)    (5,646,000)
                                                                         -------------   -------------   ------------

  Net cash (used in) provided by financing activities                       (5,258,000)    258,526,000     (6,402,000)
                                                                         -------------   -------------   ------------

  Net increase in cash and cash equivalents                                 40,219,000      73,233,000      1,859,000
   Cash and cash equivalents at beginning of year                          115,351,000      42,118,000     40,259,000
                                                                         -------------   -------------   ------------

   Cash and cash equivalents at end of year                              $ 155,570,000   $ 115,351,000   $ 42,118,000
                                                                         =============   =============   ============

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

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation organized during 1990 which owns and operates a riverboat gaming operation with approximately 32,000 square feet of gaming space together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"). HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 506-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino"). HCL is a Louisiana corporation formed by HCC in 1993 which owns and operates a 59,000 square foot dockside gaming facility, adjacent support facilities, and a 403-room, all suite, art deco style hotel in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Shreveport Management is a Louisiana corporation formed by HCC in 1997 which will hold the management contract for the Shreveport Casino. The Aurora Casino, the Tunica Casino and the Shreveport Casino commenced operations in June 1993, August 1994 and December 2000, respectively.

     The Company believes that its three gaming facilities derive a significant amount of their gaming revenues from patrons living in the surrounding areas. Competition within the Company's gaming markets is intense and management believes that this competition will continue or intensify in the future.

     Prior to October 14, 1999, HCC was the general partner in Pratt Management L.P. ("PML"), having acquired such interest in April 1997 from PPI Corporation, a wholly owned subsidiary of GBCC. PML held the management contract on and earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As general partner, HCC received 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest was held by Pratt Casino Corporation ("PCC"), which, until its acquisition by HCC in October 1999, was a wholly owned subsidiary of GBCC. While owned by GBCC, PCC's limited partnership interest was reflected on the accompanying consolidated financial statements as a minority interest. PCC also had a consulting contract with the Tunica Casino (see Note 7).

     HCC acquired all of the capital stock of PCC from GBCC in October 1999. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a $40.3 million obligation payable in satisfaction of certain notes issued by a subsidiary of PCC and guaranteed by PCC. The payment of the $40.3 million in obligation by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected as a charge to expense by the affected entities during 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     In September 1998, a joint venture in which HCL was a partner (the "Shreveport Partnership") received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. As a result, HCL obtained an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest in the event the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. The remaining joint venture partner's interest is reflected as minority interest on the accompanying consolidated balance sheets at December 31, 2000 and 1999 (see Note 7 with respect to other transactions with the joint venture partner). The acquisition of the joint venture interest was accounted for under the purchase method of accounting. For periods subsequent to the April 23, 1999 acquisition, the Shreveport Partnership has been included in the consolidated financial statements of HCC. The acquired company had no significant operating activities prior to the acquisition date.

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

 Principles of consolidation -

     The consolidated financial statements include the accounts of HCC and its wholly owned subsidiaries and, for periods subsequent to April 23, 1999, the accounts of the Shreveport Partnership. All significant intercompany balances and transactions have been eliminated. Investments in

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES unconsolidated affiliates including joint ventures that were 50% or less owned are accounted for by the equity method.

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

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2000, 1999 and 1998 are as follows:

                                             2000         1999         1998
                                          -----------  -----------  -----------

Rooms                                     $ 3,230,000  $ 2,742,000  $ 1,940,000
Food and beverage                          26,338,000   22,613,000   20,887,000
Other                                       1,701,000    1,394,000    1,431,000
                                          -----------  -----------  -----------

                                          $31,269,000  $26,749,000  $24,258,000
                                          ===========  ===========  ===========

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 Cash restricted for construction project -

     Cash restricted for construction project consists of investments in government securities which are to be used for specified purposes and which were purchased with net proceeds from the Shreveport First Mortgage Notes (see Note
3) as required by the indenture for the Shreveport First Mortgage Notes. Prior to the opening of the Shreveport Casino on December 20, 2000, such restricted cash included (1) funds to be used for construction which were subject to meeting certain conditions prior to their disbursement and (2) funds to be used to complete and open the Shreveport Casino in the event the construction funds in (1) above were not sufficient. Restricted cash also includes an account with funds to be used to make the first three semiannual interest payments with respect to the Shreveport First Mortgage Notes; the restrictions on such account were removed when the third interest payment was made on February 1, 2001. Interest earned, but not yet received, on restricted cash investments is included in interest receivable on the accompanying consolidated balance sheets. Upon receipt, interest is included in cash restricted for construction project.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     Cash restricted for construction project is comprised of the following:


                                             December 31,  December 31,
                                                2000           1999
                                             ------------  ------------

     Construction reserve                    $          -  $114,964,000
     Interest reserve                           9,530,000    27,275,000
     Completion reserve                                 -     5,071,000
                                             ------------  ------------

                                             $  9,530,000  $147,310,000
                                             ============  ============
 Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,461,000, $804,000 and $756,000 were made during the years ended December 31, 2000, 1999 and 1998, respectively.

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

 Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Buildings and improvements            10-40 years
     Riverboats and barges                 25-40 years
     Operating equipment                    3-15 years

     A portion of the interest incurred on construction financing is capitalized during the construction period. Capitalized interest amounted to $11,814,000 and $1,052,000, respectively, during the years ended December 31, 2000 and 1999. Such capitalized costs are allocated to the individual components of property and equipment and other assets and, once placed in service, are amortized over the useful lives of the related assets.

 Deferred financing costs -

     The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issues using either the effective interest method or, where appropriate, the straight-line method approximating the effective interest method. Amortization of such costs was $2,429,000, $1,510,000 and $952,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in interest expense on the accompanying consolidated statements of operations. Deferred financing costs, net of accumulated amortization, amounting to $4,182,000 and $62,000, respectively, were written off during 1999 and 1998 with respect to the reacquisition of outstanding debt. An additional $978,000 of deferred financing costs were written off in 1999 with respect to the acquisition of PCC.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

 Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCC does not believe that any such events or changes occurred during the year ended December 31, 2000.

     On February 26, 2001, management announced the commencement of construction of a significant expansion of the Aurora Casino (see Note 15). As a result of such plans, management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management has concluded that no impairment of the Aurora Casino's assets exists and no write down of its assets is required. The Aurora Casino will prospectively adjust the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $34.6 million at December 31, 2000) to their estimated net realizable value at the time they are removed from service. As a result, depreciation expense during the construction period will increase by approximately $2,200,000 per month.

     Land held for sale was carried at the lower of carrying amount or estimated fair value less selling costs. During 2000, HCC sold a parcel of real property realizing a gain on the sale of $190,000. During 1999, a parcel of real property was sold at a price approximating its net book value; accordingly, no gain or loss was recognized on the sale.

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

 Preopening costs -

     Preopening costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs which were incurred prior to opening the Shreveport Casino. Such costs are accounted for under the provisions of Statement of Position 98-5 issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

 Interest expense -

     Interest expense includes the accretion of debt discount amounting to $154,000, $491,000 and $1,019,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

 Land rights -

     Land rights are being amortized on a straight-line basis over the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 10); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,602,000 and $1,398,000, respectively, at December 31, 2000 and 1999.

 Employee Stock Options -

     HCC has adopted the disclosure provisions of statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. HCC has elected to continue to account for employee stock-based compensation under Opinion 25 with the requisite additional disclosures included in Note 6.

 Earnings per common share -

     Basic earnings (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income (loss) by the weighted average number of shares of common stock and potential common shares outstanding. All potential common shares are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                                  Year Ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------

Shares used in the calculation of:

Basic net income per share                   24,965,804  24,949,976  24,946,359
Diluted net income per share                 26,533,382  24,949,976  24,946,359

     The number of shares used in the calculation of diluted earnings per share for the year ended December 31, 2000 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. The calculation of diluted earnings per share for each of the three years ended December 31, 2000 excludes certain options to purchase common stock which would be

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 2,675 for 2000, 2,056,806 for 1999 and 973,059 for 1998.

 Recent Accounting Pronouncement -

     In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. The adoption of SFAS 133 on January 1, 2001 had no impact on the consolidated financial position or results of operations of HCC.

 Reclassifications -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.

                                                           December 31,   December 31,
                                                               2000           1999
                                                           ------------   ------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)                 $310,000,000   $310,000,000
 Floating rate Senior Secured Notes, due 2006 (a)            50,000,000     50,000,000
 Promissory note due to affiliate (Note 7)                    1,893,000      2,033,000
                                                           ------------   ------------
                                                            361,893,000    362,033,000
                                                           ------------   ------------
Indebtedness of HCA:
 Promissory note to bank (b)                                  1,145,000      1,952,000
                                                           ------------   ------------
Indebtedness of HCT:
 Equipment loans (c)                                          1,188,000      2,488,000
 Bank credit facility (d)                                        89,000        278,000
                                                           ------------   ------------
                                                              1,277,000      2,766,000
                                                           ------------   ------------
Indebtedness of HCL which is non-recourse to HCC:
 13% Shreveport First Mortgage Notes, with contingent
  interest, due 2006 (e)                                    150,000,000    150,000,000
 Note payable, net of discount of $87,000 and
  $241,000, respectively (f)                                  1,913,000      1,759,000
  Other                                                          33,000              -
                                                           ------------   ------------
                                                            151,946,000    151,759,000
                                                           ------------   ------------

 Total indebtedness                                         516,261,000    518,510,000
  Less - current maturities                                  (5,393,000)    (3,551,000)
                                                           ------------   ------------

   Total long-term debt                                    $510,868,000   $514,959,000
                                                           ============   ============

______________________

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes has been adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999, to $12.89% effective May 1, 2000 and to 13% effective November 1, 2000. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino (see Note 1). The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino and, to the extent available, for working capital purposes. Interest on the Senior Secured Notes is payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in (2) above is currently $66,007,000.

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

     The indenture for the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, Shreveport Management or any future guarantor; or enter into certain transactions with affiliates. The indenture also requires certain financial reporting information (see Note
     13).

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

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.9% per annum and mature at various dates between 2001 and 2002.

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

     Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5,000,000 for any four consecutive fiscal quarters. The notes are collateralized by a first priority secured interest in substantially all of the Shreveport Partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35,000,000 of financing has been or may be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     The Shreveport First Mortgage Notes are redeemable at the option of the Shreveport Partnership at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport First Mortgage Notes may also be redeemed at a price of 113% plus accrued interest at any time prior to August 1, 2002 with proceeds of contributions to the Shreveport Partnership made by HCC from certain offerings of equity securities by HCC.

     The indenture for the Shreveport First Mortgage Notes contains various provisions limiting the ability of the Shreveport Partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture also limits the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding partnership interests or acting as managing general partner.

(f) In September 1998, HCC and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with moving the licensed site to Shreveport, the current and former partners negotiated a settlement with the City of New Orleans which, among other things, required that one of the former partners pay $5,000,000 to the City. The current partners agreed that the Shreveport Casino would pay the City an additional $5,000,000 upon securing financing

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES for construction of the project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would, contingent on securing financing, reimburse the former partner $2,000,000 of the amount it paid to the City; such repayment being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of December 31, 2000 are set forth below:

       2001                                            $  5,480,000
       2002                                                 602,000
       2003                                                 178,000
       2004                                                  82,000
       2005                                                   6,000
       Thereafter                                       510,000,000
                                                       ------------

         Total                                         $516,348,000
                                                       ============

     Interest paid, net of amounts capitalized, amounted to $51,252,000, $33,991,000 and $29,161,000, respectively, during the years ended December 31, 2000, 1999 and 1998.

(4)  Leases

     Capital leases -

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7.625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $10,000 per month expiring in October 2001, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities arising out of its operation of both parking garages.

     The Shreveport Partnership entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, the Shreveport Partnership paid only interest on outstanding borrowings together with a fee of
 .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4% (currently 10.57%) over a three year period to fully amortize the obligation.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes (see Note 3).

     The Tunica Casino previously leased certain gaming and other equipment under capital lease agreements which expired in 1997. No future payment obligations exist with respect to these capital leases although the equipment remains in use.

     Assets under capital leases and the related accumulated amortization are included on the accompanying consolidated balance sheet as follows:


                                                   December 31,   December 31,
                                                       2000           1999
                                                   ------------   ------------
Buildings                                          $ 27,358,000   $ 27,358,000
Operating equipment                                  34,892,000      7,013,000
                                                   ------------   ------------

                                                     62,250,000     34,371,000
Less - accumulated amortization                     (11,579,000)   (11,292,000)
                                                   ------------   ------------

                                                   $ 50,671,000   $ 23,079,000
                                                   ============   ============

     Amortization expense with respect to these assets amounted to $1,081,000, $909,000 and $1,207,000, respectively, during the years ended December 31, 2000, 1999 and 1998. Fully amortized operating equipment under capital lease agreements with a cost of $794,000 were written off during the year ended December 31, 2000.

     Future minimum lease payments under capital lease obligations as of December 31, 2000 are as follows:

          2001                                     $ 15,272,000
          2002                                       14,339,000
          2003                                       13,312,000
          2004                                        2,677,000
          2005                                        2,477,000
          Thereafter                                 16,262,000
                                                   ------------

          Total minimum lease payments               64,339,000
          Less amount representing interest         (15,378,000)
                                                   ------------
          Present value of future
            minimum lease payments                   48,961,000
          Current capital lease obligation          (11,100,000)
                                                   ------------

          Long-term capital lease obligation       $ 37,861,000
                                                   ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

    Operating Leases -

    Other than the ground leases for the Tunica Casino and Shreveport Casino discussed in Note 10, HCC and its subsidiaries also lease property and operating equipment under various lease agreements accounted for as operating leases. Although most of the operating lease agreements are either cancellable or have initial terms of one year or less, certain other lease agreements expire at various dates through the year 2008 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include contingent rental payments based on levels of use; such contingent rentals have not been significant. Exclusive of the ground leases, total rental expense amounted to $3,203,000, $2,401,000 and $1,416,000, respectively, during the years ended December 31, 2000, 1999 and 1998.

    Future minimum lease payments as of December 31, 2000 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

          2001                                     $ 1,073,000
          2002                                         835,000
          2003                                         467,000
          2004                                         288,000
          2005                                         206,000
          Thereafter                                   212,000
                                                   -----------

                                                   $ 3,081,000
                                                   ===========

(5) Income Taxes

    Components of HCC's provision for income taxes consist of the following:

                                                                            Year Ended December 31,
                                                               --------------------------------------------------
                                                                    2000               1999             1998
                                                               -------------      -------------     -------------
 Current income tax (provision):
  Federal                                                      $   (200,000)      $ (3,359,000)     $          -
  State                                                          (1,959,000)        (1,240,000)         (735,000)
 Deferred income tax (provision) benefit :
  Federal                                                        (1,630,000)        10,948,000           731,000
  State                                                             (85,000)            44,000          (103,000)
 Change in valuation allowance                                    2,001,000         (7,589,000)         (709,000)
                                                               -------------      -------------     -------------

                                                               $ (1,873,000)      $ (1,196,000)     $   (816,000)
                                                               ============       ============      =============

    Total federal income tax payments of $335,000, $338,000 and $7,253,000, respectively, were made during the years ended December 31, 2000, 1999 and 1998. State tax payments of $2,503,000, $900,000 and $797,000, respectively, were made during the years ended December 31, 2000, 1999 and 1998.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   A reconciliation between the calculated tax (provision) benefit on income based on the statutory rates in effect and the effective tax rates follows:


                                                                Year Ended December 31,
                                                   --------------------------------------------------
                                                        2000              1999              1998
                                                   -------------      -------------     -------------
Calculated income tax (provision) benefit          $  (3,457,000)     $  27,362,000     $     268,000
Valuation allowance change                             2,001,000         (7,589,000)         (709,000)
Acquisition of management contracts                            -        (13,712,000)                -
Lobbying costs                                           (94,000)          (121,000)          (98,000)
Disallowance of meals and
  entertainment                                         (158,000)           (86,000)          (64,000)
State income taxes, net of federal benefit            (1,350,000)          (789,000)         (553,000)
Utilization of net operating loss carryforwards
 and other                                             1,185,000         (6,261,000)          340,000
                                                   -------------      -------------     -------------
Tax provision as shown on
  consolidated statements of operations            $  (1,873,000)     $  (1,196,000)    $    (816,000)
                                                   =============      =============     =============

   At December 31, 2000, HCC and its subsidiaries have net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $46,000,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $5,018,000 and $741,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $5,532,000 and $5,246,000 at December 31, 2000 and 1999, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   The components of the net deferred tax asset and classification on the accompanying consolidated balance sheets are as follows:


                                                          December 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
Deferred tax assets:
 Net operating loss carryforwards                 $ 16,958,000   $ 16,359,000
 Valuation and other allowances                        937,000      1,303,000
 Alternative minimum tax credit                      5,018,000      6,273,000
 Investment and jobs tax credits                       741,000        627,000
 Preopening                                          6,272,000              -
 Other liabilities and accruals                      2,882,000      4,392,000
 Benefits accrual                                    1,688,000      1,720,000
 Other                                               1,065,000      1,526,000
                                                  ------------   ------------

  Total deferred tax assets                         35,561,000     32,200,000
                                                  ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization                     (11,277,000)    (6,201,000)
                                                  ------------   ------------

Net deferred tax asset                              24,284,000     25,999,000
Valuation allowance                                (18,752,000)   (20,753,000)
                                                  ------------   ------------

                                                  $  5,532,000   $  5,246,000
                                                  ============   ============
Classified as:
 Current deferred income tax asset                $  3,054,000   $  1,776,000
 Other assets                                        3,159,000      4,043,000
 Other noncurrent liabilities                         (681,000)      (573,000)

   No deferred tax benefit was attributed to the extraordinary items in 1999.

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

   The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional estimated current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at December 31, 2000 and 1999. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

1996. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

(6)  Stock Option and Compensation Plans

 Hollywood Casino Corporation Stock Option Plans -

     HCC currently has two employee stock option plans in effect: the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan") and the Hollywood Casino Corporation 1992 Stock Option Plan (the "1992 Plan"). The 1996 Plan and the 1992 Plan provide for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code; the 1996 Plan also provides for the granting of restricted stock. The shares to be offered under the 1996 Plan and the 1992 Plan consist of shares of Class A Common Stock. The 1996 Plan and the 1992 Plan provide for the granting of 3,000,000 and 1,197,000 shares, respectively, of Class A Common Stock of which 287,500 and 653,000, respectively, remain available for future grant as of December 31, 2000.

     The 1996 Plan and the 1992 Plan are administered by committees of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for certain officers, directors and shareholders may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. Options granted under the 1992 Plan become vested over a three year period, are exercisable for a term ending not more than seven years (five years in the case of incentive stock options) from the date of the grant and incentive stock options are subject to limitations on the quantity exercised in a calendar year. All options granted through December 31, 2000 under both the 1996 Plan and the 1992 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2000, options to purchase 2,690,800 shares remain outstanding under the 1996 Plan, of which approximately 44% are at an exercise price of $1.25 per share. An additional 42% have exercise prices ranging from $1.75 per share to $3.13 per share; the remaining 14% have exercise prices ranging from $5.06 per share to $11.00 per share. Options outstanding under the 1996 plan have a weighted average exercise price of $2.36 and a weighted average remaining contractual life of 53 months. As of December 31, 2000, no options are outstanding under the 1992 Plan.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   The following table sets forth the combined activity of the 1996 Plan and the 1992 Plan:

                                                                  Year Ended December 31,
                                   -------------------------------------------------------------------------------------
                                              2000                        1999                          1998
                                   -------------------------    --------------------------    --------------------------
                                                   Weighted                     Weighted                      Weighted
                                                   Average                       Average                       Average
                                                   Exercise                      Exercise                      Exercise
                                     Options        Price         Options         Price         Options         Price
                                   ----------    -----------    -----------    -----------    -----------    -----------
Outstanding options at
  beginning of year                 2,347,000    $      1.86      1,090,000    $      2.51        660,008    $      2.86
  Options cancelled                    (7,500)          1.25        (27,000)          1.25        (50,000)          2.06
  Options granted                     373,000           5.40      1,284,000           1.30        520,000           1.83
  Options exercised                   (21,700)          1.25              -              -        (40,008)         .0006
                                   ----------    -----------    -----------    -----------    -----------    -----------
Outstanding options
  at end of year                    2,690,800    $      2.36      2,347,000    $      1.86      1,090,000    $      2.51
                                   ==========    ===========    ===========    ===========    ===========    ===========
Exercisable options
  at end of year                    2,046,180    $      1.91      1,956,400    $      1.91        920,000    $      2.62

   During 1996, HCC also adopted the Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan (the "Directors' Plan") providing for the grant of non-qualified stock options of Class A common stock of HCC. The Directors' Plan was amended during 2000 to provide for the granting of 200,000 shares of Class A common stock of which 135,000 remain available for future grant as of December 31, 2000. An initial option grant of 10,000 shares was made to the two non-employee directors upon adoption of the plan; additional outside directors receive an option grant of 10,000 shares upon election to the Board of Directors. The 2000 amendment to the Directors' Plan increased the yearly grant to each outside director to 5,000 shares from 2,500 shares. All such grants are at an exercise price equal to the fair market value as of the date of the grant, vest either immediately or six months after grant and expire no later than ten years from the date of grant. The Directors' Plan is administered by a Committee of the Board of Directors. As of December 31, 2000, 40,000 shares remain outstanding at a weighted average exercise price of $2.64 per share.

   The following table lists the activity of the Directors' Plan:

                                                                  Year Ended December 31,
                                   --------------------------------------------------------------------------------------
                                              2000                        1999                          1998
                                   -------------------------    --------------------------    ---------------------------
                                                   Weighted                     Weighted                       Weighted
                                                   Average                       Average                        Average
                                                   Exercise                      Exercise                       Exercise
                                     Options        Price         Options         Price         Options          Price
                                   ----------    -----------    -----------    -----------    -----------     -----------
Outstanding options at
  beginning of year                    50,000    $      1.64         42,500    $      1.72         35,000 (1) $      4.93
  Options granted                      15,000           5.56          7,500           1.19          7,500            1.56
  Options exercised                   (25,000)          2.38             -              -              -               -
                                   ----------    -----------    -----------    -----------    -----------     -----------
Outstanding options at
 end of year                           40,000    $      2.64         50,000    $      1.64         42,500     $      1.72
                                   ==========    ===========    ===========    ===========    ===========     ===========
Exercisable options at
  end of year                          40,000    $      2.64         50,000    $      1.64         42,500     $      1.72

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

______________
(1) During June 1998, the Board of Directors authorized the repricing of options to purchase 35,000 shares of common stock granted during 1996 and 1997 to non-employee directors of the Company. The exercise price was adjusted to $1.75 per share, the fair market value as of the date of the repricing; all of the repriced options are fully vested. No shareholder owning 1% or more of the Company's common stock participated in the repricing.

     The Company has elected to apply Opinion 25 with respect to accounting for options. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, the net income (loss) (net of income taxes) for the years ended December 31, 2000, 1999 and 1998 would have (decreased) increased by approximately $254,000, $213,000 and $124,000, respectively, increasing both basic and diluted net income (loss) per common share for each year by $.01.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. The assumptions applied are set forth below:

                                              Year Ended December 31,
                                   --------------------------------------------
                                      2000             1999             1998
                                   ----------       ----------       ----------

Risk free interest rate                  6.8%             4.8%             5.4%
Dividend yield                             -                -                -
Expected life                      1-5 years        1-5 years        1-4 years
Volatility                              69.9%            54.8%            45.5%
Weighted average fair value       $     2.62       $      .33       $      .42

 Compensation Plan -

     HCC has agreements with certain of its principal shareholders and key executive officers providing for (1) lifetime pension benefits upon the expiration of existing employment contracts and subsequent consulting agreements and (2) death benefits to be paid for a period of ten years. The obligations under these agreements, which are not funded, are being charged to operations over the remaining terms of the employment agreements. Adjustments to the funding obligation resulted in a net reduction of the liability in the amount of $93,000 for the year ended December 31, 2000. Amounts charged to expense under the agreements for the years ended December 31, 1999 and 1998 were $25,000 and $4,000, respectively. Obligations accrued under the agreements at December 31, 2000 and 1999 amounted to $4,965,000 and $5,058,000, respectively, and are included in other noncurrent liabilities on the accompanying consolidated balance sheets.

 Employee Retirement Savings Plan -

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees who meet certain eligibility requirements as to age and period of

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. The Company matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2000, 1999 and 1998, HCC expensed $582,000, $652,000 and $778,000, respectively, as company contributions to the plan

(7)  Transactions with Related Parties

     GBCC and its Subsidiaries -

     HCC had loans outstanding to GBCC amounting to $5,704,000 and $6,750,000 as of December 31, 2000 and 1999, respectively. During 1996, HCC issued a $6,500,000 demand note to GBCC with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. HCC also has an additional $250,000 note from GBCC which became due on April 1, 1998 for which payment has not been received. GBCC has begun negotiations with HCC to restructure these obligations as well as those described in the following paragraph. During October 2000, HCC received $900,000 of the outstanding principal balance and agreed to offset an additional $146,000 of principal against certain payables due to GBCC while negotiations to restructure the debt continue. Effective as of January 1, 1999, interest earned on the outstanding obligations from GBCC is being fully reserved for the same reasons as discussed below with respect to the PPI Funding Notes. In addition, the unpaid interest receivable on the notes was reserved by an additional $1,000,000 during 1999. Interest income earned on loans and advances to GBCC amounted to $942,000, during the year ended December 31, 1998. Interest receivable amounting to $781,000, net of valuation allowances of $2,855,000, and $1,942,000, respectively, is included in due from affiliates on the accompanying consolidated balance sheets at December 31, 2000 and 1999.

     On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of certain unsecured notes held by HCC which were issued by another subsidiary of GBCC.
The PPI Funding Notes were discounted to yield interest at the rate of 14.875% per annum and had an original face value of $110,636,000. Principal payments by PPI Funding Corp. during 1996, the assignment of $13,750,000 undiscounted principal amount to PPI Corporation during 1997 as partial consideration for HCC's acquisition of the general partnership interest in PML and the 1997 forgiveness of $37,000,000 undiscounted principal amount necessitated by the filing for bankruptcy of GBCC's most significant operating subsidiary reduced the final maturity value to $47,603,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable
semiannually, with the unpaid principal balance due on February 17, 2006.   The
remaining discount on the PPI Funding Notes ($915,000 and $7,156,000 at December 31, 2000 and 1999, respectively) together with valuation allowances provided for by HCC, have resulted in the PPI Funding Notes being reflected on the accompanying consolidated balance sheets at no value.

     As partial consideration for its April 1, 1997 acquisition of the general partnership interest in PML (see Note 1), HCC issued a five-year note in the original amount of $3,800,000 to PPI Corporation. The

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES note payable to PPI Corporation was amended as of the October 1999 acquisition of PCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through March 1, 2001 while negotiations continue between GBCC and HCC to restructure the indebtedness owed by GBCC to HCC as described in the previous paragraphs. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of April 1, 2001.

     HCT incurred a monthly consulting fee of $100,000 with PCC pursuant to a consulting agreement prior to its termination on October 12, 1999. Such fees amounted to $939,000 and $1,200,000, respectively, during 1999 and 1998.

     Advanced Casino Systems Corporation ("ACSC"), a subsidiary of GBCC, provides computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct costs plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month through December 31, 1999. ACSC also provided services to HCA through HCA's management agreement with PML. The service agreements with PML and HCT terminated on October 13 and December 31, 1999, respectively. ACSC continued to provide services to HCA on an as needed basis at third party consulting rates. HCT and HCA entered into new maintenance and support agreements with ACSC effective as of January 1, 2000 which provide for an aggregate monthly fee of $26,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreements have an initial term of one year with automatic annual renewals unless notice of termination is given. The Shreveport Partnership entered into a similar maintenance and support agreement with ACSC effective as of October 12, 2000 at a monthly fee of $11,000 commencing 90 days after installation of ACSC's systems (see below). ACSC's billings to HCC and its subsidiaries for such products and services during the years ended December 31, 2000, 1999 and 1998 amounted to $950,000, $1,315,000 and $1,147,000, respectively. At December 31, 2000 and 1999, unpaid charges of $109,000 and $67,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets.

     The Shreveport Casino's casino system software was provided and installed by ACSC. Total costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheet at December 31, 2000. Unpaid charges of $156,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

   HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Such allocated costs and fees amounted to $307,000, $604,000 and $974,000, respectively, during the years ended December 31, 2000, 1999 and 1998. Receivables from GBCC and its subsidiaries in the amount of $19,000 and $20,000 are included in due from affiliates on the accompanying consolidated balance sheets at December 31, 2000 and 1999, respectively.

   During 1998, the Company determined that it should revise its tax treatment of the spin-off of the stock of GBCC which occurred on December 31, 1996. As a result of the revised tax treatment for the spin-off of GBCC stock to HCC's shareholders, shareholders of the Company on the distribution date would also have been required to revise their method of reporting the distribution received on their separate federal income tax returns. The Company committed to assume the obligation for additional federal income taxes owed by its shareholders arising from the revised tax treatment. Consequently, the Company reached an agreement with the Internal Revenue Service to settle such obligations on behalf of its shareholders, exclusive of the Pratt Family, for $100,000 and to issue new tax reporting forms to the Pratt Family. Such forms required the Pratt Family members to amend their federal income tax returns for 1996 resulting in substantial additional tax obligations totaling approximately $790,000. The shareholder obligations assumed by the Company are included in tax settlement costs on the accompanying consolidated statement of operations for the year ended December 31, 1998; all of these obligations were settled during 1999.

   Shreveport Partnership -

   In accordance with the amended and restated partnership agreement, HCL loaned $1,000,000 to its joint venture partner which it used to make a $1,000,000 capital contribution to the Shreveport Partnership. The loan accrues interest at the rate of prime payable monthly commencing with the opening of the Shreveport Casino. Principal on the loan is payable on December 20, 2010. The loan, net of a $64,000 discount at December 31, 1999, is included in other noncurrent assets on the accompanying consolidated balance sheets. The joint venture partner was also given credit for an additional $1,000,000 capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5,000,000 obligation as discussed in Note 3(f). The credit was in recognition of guarantees provided by an affiliate of the joint venture partner which were necessary for the Shreveport Partnership to obtain approval of its development plans. The $2,000,000 equity interest of the joint venture partner is included in minority interest on the accompanying consolidated balance sheets of HCC at December 31, 2000 and 1999.

   For so long as it remains a joint venture partner, HCL's joint venture partner will receive, among other things, an amount equal to 1% of "complex net revenues" of the Shreveport Casino, as defined, which approximates net revenues. Such payment is in exchange for the assignment by the partner of its interest in the partnership to HCL. Allocations to the joint venture partner amounted to $78,000 during 2000 and are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statement of operations for the year ended December 31, 2000.

   The Shreveport Partnership has also entered into an agreement with HCL's joint venture partner to provide certain marine services for so long as it remains a joint venture partner. The Marine Services

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Agreement became effective on September 22, 1998 and, in addition to the reimbursement of the partner for its direct expenses incurred, the Shreveport Casino will pay a monthly fee of $30,000 effective with its opening. Fees incurred during 2000 amounted to $12,000 under the agreement and a liability for such amount is included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000.

(8)  State Gaming Regulations

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Illinois law requires that HCA maintain its Owners' License in order to operate. HCA's Owners' License was renewed by the Illinois Gaming Board in December 2000 for a period of four years to December 2004. Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed until October 2001. Management intends to request renewal of HCT's ownership license at the appropriate time in 2001 and anticipates that such renewal will be approved by the Mississippi Gaming Commission. HCL and the Shreveport Partnership are subject to regulatory control by the LGCB and must maintain all required licenses. The ownership license for the Shreveport Casino was renewed in October 1999 for a period of five years.

     If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(9)  Litigation

 Planet Hollywood Litigation -

     In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against HCC and certain of its subsidiaries and affiliates seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. HCC, its subsidiaries and affiliates filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of HCC with respect to the damage claims brought by Planet Hollywood and granted HCC's motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals; however, pursuant to a joint motion filed by the parties, such appeal was dismissed effective as of November 2, 2000.

 Other Litigation -

     On October 8, 1998, the Company filed a complaint against its former independent accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit. Terms of the settlement are confidential; however, the Company recognized a pre-tax gain on the settlement, net of related legal fees and other expenses, amounting to $7,220,000, which is included in other non-operating income on the accompanying consolidated statement of operations for the year ended December 31, 2000.

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

(10) Commitments and Contingencies

     Ground Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $4,367,000, $4,138,000 and $3,899,000, respectively, during the years ended December 31, 2000, 1999 and 1998 in connection with the ground lease.

     In May 1999, the Shreveport Partnership entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES commenced and will end on the tenth anniversary of the date the Shreveport Casino opens. The Shreveport Partnership has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by the Shreveport Partnership under the lease. The Shreveport Partnership may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the annual base rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, the Shreveport Partnership will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $213,000 and $56,000, respectively, for the years ended December 31, 2000 and 1999, including percentage rentals amounting to $78,000 in 2000. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. The payments in lieu of admission fees are subject to an initial credit of $600,000. These additional charges amounted to $304,000 during the 2000 period subsequent to opening.

     Other -

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which delayed the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover the damage incurred. In addition, management is seeking to recover lost profits and related claims under its business interruption insurance coverage. The recovery of these amounts is currently subject to litigation and management is unable to determine the amount, if any, that will ultimately be received.

     During November 2000, the Shreveport Partnership entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year and advances under both facilities accrue interest at the Wall Street Journal Prime Rate plus 2%. The agreements contain certain reporting requirements and advances are subject to specified collateral agreements. No amounts were outstanding under the credit facilities at December 31, 2000.

(11) Supplemental Cash Flow Information

     During 2000 the Shreveport Partnership obtained proceeds under capital lease obligations amounting to $30,000,000 used to purchase fixed assets during the construction period (Note 4).

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     During 2000, HCC offset $146,000 of the outstanding principal balance of certain demand notes due from GBCC against certain payables HCC owed to GBCC (Note 7). This offset has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

     The issuance of a note to a former partner of the Shreveport Partnership's predecessor at a discounted face amount of $1,692,000 (see Note 3(f)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

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

     As a result of the acquisition of a joint venture partner's interest in the Shreveport Partnership during April 1999 (see Note 1), the joint venture became a consolidated subsidiary of HCC. The acquisition of the joint venture interest and consolidation of the joint venture resulted in the assumption of liabilities as follows:

     Fair value of non-cash assets acquired                 $ 1,465,000
     Cash acquired                                            1,525,000
     Contingent liability for purchase                       (2,499,000)
     Preacquisition losses attributable to joint venture
       partner                                                   12,000
     Cash paid for capital stock                                 (1,000)
                                                            -----------

         Liabilities assumed                                $   502,000
                                                            ===========

     The contingent liability of $2,499,000 shown above was converted to a note payable during 2000. The note is payable on June 20, 2000 and is included in notes payable on the accompanying consolidated balance sheet at December 31, 2000. The recording of the note is excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 2000 as a non-cash transaction.

(12) Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents -  The carrying amount approximates fair value
     -------------------------
because of the short maturity of these instruments.

     Cash restricted for construction project - The carrying amount approximates
     ----------------------------------------
fair value because of the short maturity of these instruments.

     Notes receivable - The fair value of notes receivable is calculated based
     ----------------
on the estimated realizable value.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     Interest receivable and interest  payable - The carrying amount of interest
     -----------------------------------------
payable approximates fair value because of the short maturity of the obligation.

     Long-term debt - The fair value of HCC's long-term debt is estimated based
     --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCC for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

     The estimated carrying amounts and fair values of HCC's financial instruments are as follows:

                                                    December 31, 2000                    December 31, 1999
                                             --------------------------------    --------------------------------
                                               Carrying                            Carrying
                                                Amount           Fair Value         Amount           Fair Value
                                             --------------    --------------    --------------    --------------
Financial Assets
 Cash and cash equivalents                   $  155,570,000    $  155,570,000    $  115,351,000    $  115,351,000
 Interest receivable                                297,000           297,000         1,479,000         1,479,000
 Cash restricted for construction
  project                                         9,530,000         9,530,000       147,310,000       147,310,000
 Notes receivable - affiliates                    5,704,000         5,704,000         6,750,000         6,750,000
 PPI Funding Notes                                        -                 -                 -                 -

Financial Liabilities
 Interest payable                            $   18,067,000    $   18,067,000    $   16,784,000    $   16,784,000
 Note payable to Sodak                            2,499,000         2,499,000                 -                 -
 11.25% Senior Secured Notes                    310,000,000       319,300,000       310,000,000       320,850,000
 Floating rate Senior Secured
    Notes                                        50,000,000        51,375,000        50,000,000        50,625,000
 13% Shreveport First Mortgage
  Notes                                         150,000,000       159,375,000       150,000,000       160,500,000
 Note payable                                     1,913,000         1,913,000                 -                 -
 Equipment loans                                  1,188,000         1,188,000         2,488,000         2,514,000
 Bank debt                                        1,145,000         1,123,000         1,952,000         1,936,000
 Bank credit facility                                89,000            88,000           278,000           278,000
 Note payable - affiliate                         1,893,000         1,893,000         2,033,000         2,033,000
 Other debt                                          33,000            33,000         1,759,000         1,748,000

(13) Unrestricted Subsidiaries (Unaudited)

     Under the terms of the indenture to the Senior Secured Notes (see Note 3(a)), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC during 2000 consisted of HCL and its subsidiaries; HWCC-Holdings, Inc.; and HWCC-Golf Course Partners, Inc. The following presentation summarizes the financial position and results of operations of the Company reflecting its

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.

                            Condensed Balance Sheet
                               December 31, 2000
                            (amounts in thousands)


Current Assets:
Cash and cash items                                             $ 114,821
Accounts receivable, net of allowance
  of $2,578                                                         4,676
Inventories                                                         1,777
Prepaid expenses and other current assets                           5,579
Due from affiliates                                                 6,661
                                                                ---------

                                                                  133,514
                                                                ---------

Investment in and advances to
  Unrestricted Subsidiaries                                        37,667
                                                                ---------
Property and equipment, net of
  accumulated depreciation and
  amortization of $104,895                                        164,686
                                                                ---------

Other Assets:
Deferred finance costs                                              8,897
Other assets                                                       15,959
                                                                ---------
                                                                   24,856
                                                                ---------
                                                                $ 360,723
                                                                =========

Current Liabilities:
Current maturities of long-
  term debt and capital leases                                  $   4,574
Accounts payable and accrued
  liabilities                                                      34,733
Other current liabilities                                           2,829
                                                                ---------
                                                                   42,136
                                                                ---------

Long-term debt                                                    360,841
                                                                ---------

Capital lease obligations                                          17,861
                                                                ---------
Other noncurrent liabilities                                        5,645
                                                                ---------

Shareholders' deficit:
Common stock                                                            2
Additional paid-in capital                                        217,030
Accumulated deficit                                              (282,792)
                                                                ---------

                                                                  (65,760)
                                                                ---------

                                                                $ 360,723
                                                                =========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                       Condensed Statement of Operations
                         Year Ended December 31, 2000
                            (amounts in thousands)


Net revenues                                                         $340,559
                                                                     --------

Expenses:
 Departmental expenses                                                245,720
 General and administrative                                            19,934
 Depreciation and amortization                                         13,138
 Development                                                            1,058
                                                                     --------

    Total expenses                                                    279,850
                                                                     --------

Income from operations                                                 60,709
Non-operating expense, net                                            (32,489)
                                                                     --------

Income before taxes and other item                                     28,220
Provision for taxes                                                    (1,873)
                                                                     --------

Income before other item                                               26,347
Equity in losses of unrestricted subsidiaries                         (18,052)
                                                                     --------

Net income                                                           $  8,295
                                                                     ========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(14) Selected Quarterly Financial Data (Unaudited)

                                                              Quarter
                                        -------------------------------------------------------
                                           First         Second         Third         Fourth
                                        -----------   ------------   -----------   ------------
Year ended December 31, 2000:

Net revenues                            $84,015,000   $ 85,805,000   $89,027,000   $ 89,335,000
                                        ===========   ============   ===========   ============

Net income (loss)                       $ 2,812,000   $  2,233,000   $10,515,000   $ (7,265,000)
                                        ===========   ============   ===========   ============

Basic net income (loss) per
  common share (1)                      $       .11   $        .09   $       .42   $       (.29)
                                        ===========   ============   ===========   ============

Diluted net income (loss) per common
  share (1)                             $       .11   $        .08   $       .39   $       (.29)
                                        ===========   ============   ===========   ============

Year ended December 31, 1999:

Net revenues                            $69,769,000   $ 76,151,000   $82,948,000   $ 78,504,000
                                        ===========   ============   ===========   ============

Net income (loss)                       $   330,000   $(28,131,000)  $ 1,102,000   $(54,972,000)
                                        ===========   ============   ===========   ============

Basic net income (loss) per
  common share (1)                      $       .01   $      (1.13)  $       .05   $      (2.20)
                                        ===========   ============   ===========   ============

Diluted net income (loss) per common
  share (1)                             $       .01   $      (1.12)  $       .04    $     (2.20)
                                        ===========   ============   ===========    ===========

_____________________

(1) Earnings per share is calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the interim periods.

(15) Subsequent Event

     On February 26, 2001, the Company announced the commencement of a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The Aurora Casino expansion, as currently planned, is projected to cost approximately $75,000,000 and is expected to be completed and opened by the summer of 2002. The Company received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40,000,000 of the estimated $75,000,000 in project costs for the proposed Aurora Casino expansion were obtained from HCC's issuance of the Senior Secured Notes (see Note 3(a)) with the remainder to come from cash on hand and cash available from operations.

     The commencement of construction of the new dockside facility had previously been delayed as a result of a complaint filed in late 1999 in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of the legislation, including dockside gaming, is invalid. In January 2001, the presiding judge dismissed the complaint because the plaintiffs lacked standing and failed to exhaust their administrative remedies. The plaintiffs have filed an appeal of the ruling. If an appellate court overturns the trial court's original ruling and the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing riverboats on a dockside basis pending a final resolution of the litigation. In the unlikely event that the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated so that dockside gaming is not permitted, the Company will be able to use its two riverboats to conduct gaming.

INDEPENDENT AUDITORS' REPORT


To Hollywood Casino - Aurora, Inc.:

We have audited the accompanying balance sheets of Hollywood Casino - Aurora, Inc. (the Company and an Illinois corporation) as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Hollywood Casino - Aurora, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                                    ASSETS

                                                             December 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
Current Assets:
 Cash and cash equivalents                           $ 21,164,000   $ 22,148,000
 Accounts receivable, net of allowances
  of $942,000 and $836,000, respectively                1,188,000        992,000
 Inventories                                              997,000        845,000
 Deferred income taxes                                  1,958,000      1,809,000
 Due from affiliates                                      129,000      1,956,000
 Prepaid expenses and other current assets              1,033,000        758,000
                                                     ------------   ------------

  Total current assets                                 26,469,000     28,508,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,167,000      3,167,000
 Buildings and improvements                            46,205,000     46,205,000
 Riverboats                                            42,377,000     37,843,000
 Operating equipment                                   42,996,000     39,898,000
 Construction in progress                               2,137,000      1,625,000
                                                     ------------   ------------

                                                      136,882,000    128,738,000
 Less - accumulated depreciation and amortization     (54,782,000)   (47,717,000)
                                                     ------------   ------------

  Net property and equipment                           82,100,000     81,021,000
                                                     ------------   ------------

Other Assets                                            2,213,000      2,230,000
                                                     ------------   ------------

                                                     $110,782,000   $111,759,000
                                                     ============   ============

             The accompanying notes to financial statements are an
                    integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                                    December 31,
                                            ---------------------------
                                                2000           1999
                                            ------------   ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  1,847,000   $  1,794,000
 Accounts payable                              1,659,000      1,857,000
 Accrued liabilities -
  Salaries and wages                           2,819,000      2,758,000
  Interest                                     1,756,000      1,769,000
  Gaming and other taxes                       1,573,000      1,129,000
  Insurance                                      746,000      1,051,000
  Other                                        1,865,000      2,115,000
 Due to affiliates                               482,000        218,000
 Other current liabilities                     1,361,000      1,479,000
                                            ------------   ------------

  Total current liabilities                   14,108,000     14,170,000
                                            ------------   ------------

Long-Term Debt                                66,405,000     67,152,000
                                            ------------   ------------

Capital Lease Obligations                     17,861,000     18,961,000
                                            ------------   ------------

Deferred Income Taxes                          6,218,000      5,429,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000         15,000
 Additional paid-in capital                   25,541,000     25,541,000
 Accumulated deficit                         (19,366,000)   (19,509,000)
                                            ------------   ------------

  Total shareholder's equity                   6,190,000      6,047,000
                                            ------------   ------------

                                            $110,782,000   $111,759,000
                                            ============   ============

             The accompanying notes to financial statements are an
                    integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                       ------------------------------------------
                                           2000           1999           1998
                                       ------------   ------------   ------------
Revenues:
 Casino                                $217,704,000   $190,608,000   $156,404,000
 Food and beverage                       15,787,000     14,560,000     13,771,000
 Other                                    3,356,000      3,272,000      2,816,000
                                       ------------   ------------   ------------

                                        236,847,000    208,440,000    172,991,000
 Less - promotional allowances          (12,471,000)   (11,190,000)   (10,044,000)
                                       ------------   ------------   ------------

 Net revenues                           224,376,000    197,250,000    162,947,000
                                       ------------   ------------   ------------

Expenses:
 Casino                                 147,807,000    131,143,000    112,272,000
 Food and beverage                        5,021,000      4,829,000      4,855,000
 Other                                    1,079,000      1,114,000      1,332,000
 General and administrative               5,319,000     12,758,000     14,136,000
 Termination of management contract               -     37,000,000              -
 Depreciation and amortization            7,107,000      7,050,000      7,350,000
                                       ------------   ------------   ------------

  Total expenses                        166,333,000    193,894,000    139,945,000
                                       ------------   ------------   ------------

Income from operations                   58,043,000      3,356,000     23,002,000
                                       ------------   ------------   ------------

Non-operating income (expense):
 Interest income                          1,124,000        533,000        112,000
 Interest expense                        (9,034,000)    (6,145,000)    (6,046,000)
 (Loss) gain on disposal of assets           (6,000)      (510,000)         4,000
                                       ------------   ------------   ------------

  Total non-operating expense, net       (7,916,000)    (6,122,000)    (5,930,000)
                                       ------------   ------------   ------------

Income (loss) before income taxes        50,127,000     (2,766,000)    17,072,000

Income tax provision                    (18,422,000)      (367,000)    (6,559,000)
                                       ------------   ------------   ------------

Net income (loss)                      $ 31,705,000   $ (3,133,000)  $ 10,513,000
                                       ============   ============   ============

             The accompanying notes to financial statements are an
                      integral part of these statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                 STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  For the Three Years Ended December 31, 2000

                                                                       Retained
                                                        Additional     Earnings
                                    Common Stock          Paid-in    (Accumulated
                               ----------------------
                                  Shares      Amount      Capital       Deficit)
                               ------------  --------  ------------  -------------
BALANCES, January 1, 1998         1,501,000  $ 15,000  $ 24,541,000  $  4,392,000

  Capital contributions                   -         -     1,000,000             -
  Net income                              -         -             -    10,513,000
  Dividends                               -         -             -   (11,741,000)
                               ------------  --------  ------------  ------------

BALANCES, December 31, 1998       1,501,000    15,000    25,541,000     3,164,000

 Net loss                                 -         -             -    (3,133,000)
 Dividends                                -         -             -   (19,540,000)
                               ------------  --------  ------------  ------------

BALANCES, December 31, 1999       1,501,000    15,000    25,541,000   (19,509,000)

  Net income                              -         -             -    31,705,000
  Dividends                               -         -             -   (31,562,000)
                               ------------  --------  ------------  ------------

BALANCES, December 31, 2000       1,501,000  $ 15,000  $ 25,541,000  $(19,366,000)
                               ============  ========  ============  ============

             The accompanying notes to financial statements are an
                       integral part of this statement.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                     ------------------------------------------
                                                                         2000          1999            1998
                                                                     ------------   ------------   ------------
OPERATING ACTIVITIES:
 Net income (loss)                                                   $ 31,705,000   $ (3,133,000)  $ 10,513,000
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                         7,107,000      7,050,000      7,350,000
  Provision for doubtful accounts                                         165,000        300,000        273,000
  Loss (gain) loss on disposal of assets                                    6,000        510,000         (4,000)
  Deferred income tax provision (benefit)                                 640,000       (203,000)     1,018,000
  (Increase) decrease in accounts receivable                             (361,000)      (169,000)       199,000
  (Decrease) increase in accounts payable and accrued liabilities        (261,000)     2,020,000        261,000
  Net change in intercompany balances                                   2,091,000     (3,419,000)        54,000
  Net change in other current assets and liabilities                     (545,000)       504,000       (103,000)
  Net change in other noncurrent assets and liabilities                    17,000        (57,000)       (33,000)
                                                                     ------------   ------------   ------------

 Net cash provided by operating activities                             40,564,000      3,403,000     19,528,000
                                                                     ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                   (8,200,000)    (5,109,000)    (5,986,000)
 Proceeds from sale of assets                                               8,000         17,000         47,000
                                                                     ------------   ------------   ------------

 Net cash used in investing activities                                 (8,192,000)    (5,092,000)    (5,939,000)
                                                                     ------------   ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                       -     66,757,000      2,000,000
 Capital contributions                                                          -              -      1,000,000
 Repayments of long-term debt                                            (807,000)   (32,205,000)    (5,863,000)
 Payments on capital lease obligations                                   (987,000)      (893,000)      (861,000)
 Dividends                                                            (31,562,000)   (19,540,000)   (11,741,000)
                                                                     ------------   ------------   ------------

 Net cash (used in) provided by financing activities                  (33,356,000)    14,119,000    (15,465,000)
                                                                     ------------   ------------   ------------

 Net (decrease) increase in cash and cash equivalents                    (984,000)    12,430,000     (1,876,000)

 Cash and cash equivalents at beginning of year                        22,148,000      9,718,000     11,594,000
                                                                     ------------   ------------   ------------

 Cash and cash equivalents at end of year                            $ 21,164,000   $ 22,148,000   $  9,718,000
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

     The Aurora Casino consists of two, four-level riverboats having a combined casino space of approximately 32,000 square feet and a four-level pavilion and docking facility which houses ticketing, food service, passenger waiting, and various administrative functions. The Aurora Casino also includes two parking structures with approximately 1,340 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes (see Note 4).

     The Aurora Casino commenced operations on June 17, 1993. HCA's current Owner's License was renewed by the Illinois Gaming Board in December 2000 for a period of four years to December 2004. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee's gaming revenues. HCA expenses such gaming taxes based on its anticipated annual effective tax rate.

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

 Casino revenues, promotional allowances and departmental expenses -

     HCA recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive jackpots. Such anticipated jackpot payouts are reflected as other accrued liabilities on the accompanying balance sheets.

     The estimated value of food and beverage, admissions and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying statements of operations. Costs of complimentaries allocated from the food and beverage and other operating departments to the casino department during the years ended December 31, 2000, 1999 and 1998 are as follows:

                                           2000          1999        1998
                                        -----------  -----------  ----------

Food and beverage                       $11,244,000  $ 9,903,000  $8,721,000
Other                                     1,062,000      956,000   1,131,000
                                        -----------  -----------  ----------

                                        $12,306,000  $10,859,000  $9,852,000
                                        ===========  ===========  ==========

 Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

 Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $165,000, $300,000 and $273,000, respectively, were made during the years ended December 31, 2000, 1999 and 1998.

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

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

   Land improvements                            20 years
   Buildings, riverboats and improvements    25-40 years
   Operating equipment                         3-7 years

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

 Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCA does not believe that any such events or changes occurred during the year ended December 31, 2000.

     On February 26, 2001, management announced the commencement of construction of a significant expansion of the Aurora Casino (see Note 12). As a result of such plans, management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management has concluded that no impairment of the Aurora Casino's assets exists and no write down of its assets is required. The Aurora Casino will prospectively adjust the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $34.6 million at December 31, 2000) to their estimated net realizable value at the time they are removed from service. As a result, depreciation expense during the construction period will increase by approximately $2,200,000 per month.

 Accrued insurance -

     HCA is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCA's ultimate liability may differ from the amounts accrued.

 Income taxes -

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid $13,982,000, $1,182,000 and $4,691,000 to HCC in connection with its current federal tax provisions for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, HCA paid state income taxes of $2,503,000, $878,000 and $781,000, respectively.

 Recent Accounting Pronouncement -

     In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. The adoption of SFAS 133 on January 1, 2001 had no impact on the financial position or results of operations of HCA.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

 Reclassifications -

     Certain reclassifications have been made to the prior years' financial statements to conform to the 2000 financial statement presentation.

(3)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:


                                          December 31,   December 31,
                                              2000           1999
                                          ------------   ------------

 11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                        $ 66,007,000   $ 66,007,000
 Promissory notes to bank (b)                1,145,000      1,952,000
                                          ------------   ------------

 Total indebtedness                         67,152,000     67,959,000
 Less - current maturities                    (747,000)      (807,000)
                                          ------------   ------------

 Total long-term debt                     $ 66,405,000   $ 67,152,000
                                          ============   ============

__________________

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $29,007,000 replaced a previous intercompany note with HCC which accrued interest at the rate of 12.75% per annum. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract (see Note 6). HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable each October 15 and April 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The lien is limited to the outstanding principal amount on the intercompany note to HCC.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

     As of December 31, 2000, future maturities of long-term debt are as follows:


         2001                                          $   747,000
         2002                                              156,000
         2003                                              168,000
         2004                                               74,000
         2005                                                    -
       Thereafter                                       66,007,000
                                                       -----------

                                                       $67,152,000
                                                       ===========

     Interest paid for the years ended December 31, 2000, 1999 and 1998 amounted to $9,047,000, $5,434,000 and $6,180,000, respectively.

(4)  Leases

     Capital Leases -

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7.625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $10,000 per month expiring in October 2001, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

     The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both December 31, 2000 and 1999 in the amount of $27,358,000. Amortization expense with respect to these assets amounted to $909,000 during each of the years ended December 31, 2000, 1999 and 1998. Accumulated amortization at December 31, 2000 and 1999 with respect to these assets amounted to $7,634,000 and $6,725,000, respectively.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

   Future minimum lease payments under capital lease obligations as of December 31, 2000 are as follows:

   2001                                              $  2,532,000
   2002                                                 2,643,000
   2003                                                 2,660,000
   2004                                                 2,677,000
   2005                                                 2,477,000
   Thereafter                                          16,262,000
                                                     ------------

   Total minimum lease payments                        29,251,000
   Less - amount representing interest                (10,290,000)
                                                     ------------

   Present value of future minimum lease payments      18,961,000
   Current capital lease obligation                    (1,100,000)
                                                     ------------

   Long-term capital lease obligation                $ 17,861,000
                                                     ============

   Operating Leases -

   HCA also leases property and operating equipment under various lease agreements accounted for as operating leases. Although most of the lease agreements are either cancellable or have initial terms of one year or less, certain other lease agreements expire at various dates through the year 2008 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include contingent rental payments based on levels of use; such contingent rentals have not been significant. Total rental expense amounted to $1,425,000, $983,000 and $669,000, respectively, during the years ended December 31, 2000, 1999 and 1998.

   Future minimum lease payments as of December 31, 2000 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

   2001                                                      $   109,000
   2002                                                          103,000
   2003                                                           79,000
   2004                                                           75,000
   2005                                                           75,000
   Thereafter                                                    212,000
                                                             -----------

                                                             $   653,000
                                                             ===========

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

(5)  Income Taxes

     HCA's provision for income taxes consists of the following:

                                                                             Year Ended December 31,
                                                                    ----------------------------------------
                                                                        2000           1999          1998
                                                                    ------------   -----------   -----------
     Current (provision) benefit:
      Federal                                                       $(15,830,000)  $   659,000   $(4,856,000)
      State                                                           (1,952,000)   (1,229,000)     (685,000)
     Deferred (provision) benefit:
      Federal                                                           (556,000)      158,000      (915,000)
      State                                                              (84,000)       45,000      (103,000)
                                                                    ------------   -----------   -----------

                                                                    $(18,422,000)  $  (367,000)  $(6,559,000)
                                                                    ============   ===========   ===========

     A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rates for the years ended December 31, 2000, 1999 and 1998 follows:

                                                           Year Ended December 31,
                                                   --------------------------------------
                                                       2000         1999         1998
                                                   ------------   ---------   -----------
     Calculated income tax (provision)
       benefit at statutory rate                   $(17,043,000)  $ 940,000   $(5,975,000)
     State income taxes, net of federal benefit      (1,344,000)   (781,000)     (512,000)
     Political contributions and lobbying costs         (47,000)    (53,000)      (43,000)
     Adjustments to prior years                               -    (430,000)            -
     Other                                               12,000     (43,000)      (29,000)
                                                   ------------   ---------   -----------
     Tax provision as shown on statements
       of operations                               $(18,422,000)  $(367,000)  $(6,559,000)
                                                   ============   =========   ===========

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)


    The components of HCA's net deferred tax liability are as follows:

                                                December 31,
                                         -------------------------
                                            2000          1999
                                         -----------   -----------

    Deferred tax assets:
      Allowance for doubtful accounts    $   345,000   $   306,000
      Other liabilities and reserves       1,613,000     1,576,000
      Other                                  134,000        77,000
                                         -----------   -----------

        Total deferred tax assets          2,092,000     1,959,000
                                         -----------   -----------

    Deferred tax liabilities:
      Depreciation and amortization       (6,352,000)   (5,579,000)
                                         -----------   -----------

    Net deferred tax liability           $(4,260,000)  $(3,620,000)
                                         ===========   ===========

    Receivables and payables to HCC in connection with the aforementioned tax allocation agreements at December 31, 2000 and 1999 are as follows:

                                                December 31,
                                         -------------------------
                                            2000          1999
                                         -----------   -----------

    Deferred tax assets                  $ 1,745,000   $ 1,617,000
    Due from affiliates                       95,000     1,942,000
    Deferred tax liabilities              (5,538,000)   (4,854,000)


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

(6) Transactions with Related Parties

    Pursuant to a management services agreement which was terminated in October 1999 (see below), HCA paid base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership. HCC was the general partner of PML; the limited partner of PML was a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation which is approximately 36%- owned by the Pratt Family. The base management fee was equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve month period.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

The incentive fee was equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and income taxes). HCA incurred such fees totaling $7,730,000 and $8,872,000, respectively, during the period from January 1, 1999 through October 13, 1999 and for the year ended December 31, 1998.

     During October 1999, HCC acquired the GBCC subsidiary which held the limited partnership interest in PML. HCA borrowed an additional $37,000,000 under its intercompany note with HCC (see Note 3) to acquire and terminate the management contract. Accordingly, effective October 13, 1999, HCA no longer pays a management fee. HCA reflected the $37,000,000 payment as an expense to terminate the management contract during the fourth quarter of 1999.

     HCA incurred interest with respect to its promissory note payable to HCC (see Note 3) amounting to $7,426,000, $4,424,000 and $4,361,000, respectively, for the years ended December 31, 2000, 1999 and 1998. Interest payable to HCC on such note amounted to $1,568,000 both at December 31, 2000 and 1999 and is included in accrued interest payable on the accompanying balance sheets.

     HCA has acquired computer software and hardware from a subsidiary of GBCC. HCA entered into a new maintenance and support agreement with the GBCC subsidiary effective as of January 1, 2000 which provides for a monthly fee of $13,000 (subject to change upon 60 days written notice) plus additional services at rates charged by the GBCC subsidiary to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. In addition, HCA has been allocated certain other expenses from HCC and GBCC and is reimbursed by HCC and GBCC for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA during the years ended December 31, 2000, 1999 and 1998 totaling $776,000, $504,000 and $280,000, respectively. At December 31, 2000 and 1999, HCA had net payables of $89,000 and $57,000, respectively, in connection with such charges.

(7)  Illinois Regulatory Matters

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Illinois law requires that HCA maintain its Owners' License in order to operate. HCA's Owner's License was renewed in December 2000 for a period of four years. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended, or revoked. In addition, the licensees and other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the operations of HCA.

(8)  Commitments and Contingencies

 Planet Hollywood Litigation -

     In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against HCC and certain of its subsidiaries and affiliates seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

Hollywood alleged, among other things, that HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. HCC, its subsidiaries and affiliates filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of HCC with respect to the damage claims brought by Planet Hollywood and granted HCC's motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood filed a notice of appeal of the judgment with the Seventh Circuit District Court of Appeals; however, pursuant to a joint motion filed by the parties, such appeal was dismissed effective as of November 2, 2000.

 Other Litigation -

     HCA is a party in various legal proceedings with respect to the conduct of casino operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of the proceedings should not have a material adverse impact on the financial position or results of operations of HCA.

(9)  Employee Retirement Savings Plan

     HCA participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCA matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2000, 1999 and 1998, HCA expensed $304,000, $397,000 and $473,000, respectively, as company contributions to the plan

(10) Disclosures About Fair Value of Financial Instruments

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

     The estimated carrying amounts and fair values of HCA's financial instruments are as follows:

                                       December 31, 2000            December 31, 1999
                                   ------------------------  ------------------------------
                                    Carrying                  Carrying
                                     Amount     Fair Value     Amount        Fair Value
                                   -----------  -----------  -----------  -----------------
     Financial Assets:
       Cash and cash
         equivalents               $21,164,000  $21,164,000  $22,148,000        $22,148,000

     Financial Liabilities:
       Interest payable            $ 1,756,000  $ 1,756,000  $ 1,769,000        $ 1,769,000
       11.25% promissory note       66,007,000   67,964,000   66,007,000         68,111,000
       Promissory notes to bank      1,145,000    1,123,000    1,952,000          1,936,000

(11) Selected Quarterly Financial Data (Unaudited)

                                                           Quarter
                                     ---------------------------------------------------
                                        First       Second        Third        Fourth
                                     -----------  -----------  -----------  ------------
     Year Ended December 31, 2000
      Net revenues                   $55,474,000  $56,883,000  $58,287,000  $ 53,732,000
                                     ===========  ===========  ===========  ============

      Net income                     $ 8,229,000  $ 7,796,000  $ 8,687,000  $  6,993,000
                                     ===========  ===========  ===========  ============

     Year Ended December 31, 1999
      Net revenues                   $43,393,000  $47,864,000  $53,444,000  $ 52,549,000
                                     ===========  ===========  ===========  ============

      Net income (loss)              $ 2,956,000  $ 5,190,000  $ 5,761,000  $(17,040,000)
                                     ===========  ===========  ===========  ============

(12) Subsequent Event

     On February 26, 2001, the Company announced the commencement of a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The Aurora Casino expansion, as currently planned, is projected to cost approximately

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

$75,000,000 and is expected to be completed and opened by the summer of 2002. The Company received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40,000,000 of the estimated $75,000,000 in project costs for the proposed Aurora Casino expansion will be obtained under HCA's available intercompany borrowings from HCC (see Note 3(a)) with the remainder to come from cash on hand and cash available from operations.

     The commencement of construction of the new dockside facility had previously been delayed as a result of a complaint filed in late 1999 in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of the legislation, including dockside gaming, is invalid. In January 2001, the presiding judge dismissed the complaint because the plaintiffs lacked standing and failed to exhaust their administrative remedies. The plaintiffs have filed an appeal of the ruling. If an appellate court overturns the trial court's original ruling and the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing riverboats on a dockside basis pending a final resolution of the litigation. In the unlikely event that the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated so that dockside gaming is not permitted, the Company will be able to use its two riverboats to conduct gaming.

INDEPENDENT AUDITORS' REPORT


To HWCC - Tunica, Inc.:

We have audited the accompanying consolidated balance sheets of HWCC - Tunica, Inc. (the Company and a Texas Corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of HWCC - Tunica, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                              December 31,
                                                      ---------------------------
                                                          2000           1999
                                                      ------------   ------------
Current Assets:
 Cash and cash equivalents                            $ 16,038,000   $ 10,339,000
 Accounts receivable, net of allowances of
  $1,636,000 and $990,000, respectively                  3,295,000      2,722,000
 Inventories                                               780,000        785,000
 Deferred income taxes                                   1,403,000      1,346,000
 Prepaid expenses and other current assets               1,182,000      1,190,000
 Due from affiliates                                       163,000        503,000
                                                      ------------   ------------

  Total current assets                                  22,861,000     16,885,000
                                                      ------------   ------------

Property and Equipment:
 Land and improvements                                   4,808,000      4,781,000
 Buildings                                              76,701,000     76,011,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    47,019,000     44,815,000
 Construction in progress                                   91,000        134,000
                                                      ------------   ------------

                                                       131,143,000    128,265,000
  Less - accumulated depreciation and amortization     (49,408,000)   (44,575,000)
                                                      ------------   ------------

 Net property and equipment                             81,735,000     83,690,000
                                                      ------------   ------------

Other Assets:
 Land rights                                             6,843,000      7,047,000
 Other assets                                            4,667,000      4,776,000
                                                      ------------   ------------

  Total other assets                                    11,510,000     11,823,000
                                                      ------------   ------------

                                                      $116,106,000   $112,398,000
                                                      ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                                   December 31,
                                           ---------------------------
                                               2000           1999
                                           ------------   ------------
Current Liabilities:
 Current maturities of long-term debt      $  1,032,000   $  1,491,000
 Accounts payable                             1,890,000      1,081,000
 Accrued liabilities -
  Salaries and wages                          1,792,000      1,569,000
  Interest                                      437,000        437,000
  Gaming and other taxes                      1,473,000      1,340,000
  Insurance                                   1,986,000      1,839,000
  Other                                       2,856,000      2,214,000
 Other current liabilities                    1,375,000      1,168,000
                                           ------------   ------------

 Total current liabilities                   12,841,000     11,139,000
                                           ------------   ------------

Long-Term Debt                               87,619,000     88,649,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                 -              -
 Additional paid-in capital                  22,637,000     22,637,000
 Accumulated deficit                         (6,991,000)   (10,027,000)
                                           ------------   ------------

  Total shareholder's equity                 15,646,000     12,610,000
                                           ------------   ------------

                                           $116,106,000   $112,398,000
                                           ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                        ------------------------------------------
                                            2000           1999           1998
                                        ------------   ------------   ------------
Revenues:
 Casino                                 $108,529,000   $102,312,000   $ 96,459,000
 Rooms                                    10,690,000     10,457,000      9,386,000
 Food and beverage                        16,656,000     15,274,000     15,039,000
 Other                                     1,462,000      1,542,000      1,373,000
                                        ------------   ------------   ------------

                                         137,337,000    129,585,000    122,257,000
 Less - promotional allowances           (21,310,000)   (19,463,000)   (16,484,000)
                                        ------------   ------------   ------------

   Net revenues                          116,027,000    110,122,000    105,773,000
                                        ------------   ------------   ------------

Expenses:
 Casino                                   86,023,000     78,880,000     72,317,000
 Rooms                                     1,102,000      1,161,000      1,752,000
 Food and beverage                         3,897,000      3,704,000      3,923,000
 Other                                       791,000      1,137,000      1,336,000
 General and administrative                5,173,000      5,679,000      5,813,000
 Termination of consulting agreement               -      3,329,000              -
 Depreciation and amortization             5,841,000      7,066,000      8,123,000
                                        ------------   ------------   ------------

   Total expenses                        102,827,000    100,956,000     93,264,000
                                        ------------   ------------   ------------

Income from operations                    13,200,000      9,166,000     12,509,000
                                        ------------   ------------   ------------

Non-operating income (expenses):
 Interest income                             280,000        340,000        587,000
 Interest expense                        (10,019,000)   (10,308,000)   (10,937,000)
 Equity in losses of unconsolidated
   affiliate                                 (55,000)      (141,000)             -
 Gain (loss) on disposal of assets             5,000        (57,000)       (65,000)
                                        ------------   ------------   ------------

   Total non-operating expenses, net      (9,789,000)   (10,166,000)   (10,415,000)
                                        ------------   ------------   ------------

Income (loss) before income taxes          3,411,000     (1,000,000)     2,094,000
Income tax (provision) benefit              (375,000)       323,000       (689,000)
                                        ------------   ------------   ------------

Net income (loss)                       $  3,036,000   $   (677,000)  $  1,405,000
                                        ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                  For the Three Years Ended December 31, 2000

                                                              Additional
                                           Common Stock         Paid-in       Accumulated
                                        ------------------
                                        Shares      Amount      Capital        Deficit
                                        ------      ------    ------------   ------------
BALANCES, January 1, 1998                1,000      $    -    $ 34,637,000   $(10,755,000)

 Net income                                  -           -               -      1,405,000
                                        ------      ------    ------------   ------------

BALANCES, December 31, 1998              1,000           -      34,637,000     (9,350,000)

 Net loss                                    -           -               -       (677,000)
 Dividends                                   -           -     (12,000,000)             -
                                        ------      ------    ------------   ------------

BALANCES, December 31, 1999              1,000           -      22,637,000    (10,027,000)

 Net income                                  -           -               -      3,036,000
                                        ------      ------    ------------   ------------

BALANCES, December 31, 2000              1,000      $    -    $ 22,637,000   $ (6,991,000)
                                        ======      ======    ============   ============

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                           ----------------------------------------
                                                               2000          1999          1998
                                                           -----------   ------------   -----------
OPERATING ACTIVITIES:
 Net income (loss)                                         $ 3,036,000   $   (677,000)  $ 1,405,000
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                             5,841,000      7,066,000     8,123,000
   (Gain) loss on disposal of assets                            (5,000)        57,000        65,000
   Provision for doubtful accounts                           1,206,000        504,000       483,000
   Equity in losses of unconsolidated affiliate                 55,000        141,000             -
   Deferred income tax provision (benefit)                           -       (133,000)      115,000
   Increase in accounts receivable                          (1,779,000)    (2,625,000)     (144,000)
   Increase in accounts payable and accrued
     expenses                                                1,954,000        387,000       256,000
   Net change in other current assets and
     liabilities                                               560,000       (562,000)      217,000
   Net change in other noncurrent assets
     and liabilities                                            (5,000)        14,000      (223,000)
                                                           -----------   ------------   -----------

     Net cash provided by operating
       activities                                           10,863,000      4,172,000    10,297,000
                                                           -----------   ------------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                        (3,682,000)    (6,415,000)   (5,938,000)
 Short-term investments                                              -      3,905,000       (29,000)
 Investment in unconsolidated affiliate                              -        (45,000)      (53,000)
 Proceeds from sale of assets                                    7,000         55,000        82,000
                                                           -----------   ------------   -----------

   Net cash used in investing activities                    (3,675,000)    (2,500,000)   (5,938,000)
                                                           -----------   ------------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                      104,000     89,680,000       687,000
 Repayments of long-term debt                               (1,593,000)   (85,338,000)     (572,000)
 Dividends                                                           -    (12,000,000)            -
                                                           -----------   ------------   -----------

   Net cash (used in) provided by
     financing activities                                   (1,489,000)    (7,658,000)      115,000
                                                           -----------   ------------   -----------

   Net increase (decrease) in cash and cash equivalents      5,699,000     (5,986,000)    4,474,000
     Cash and cash equivalents at
       beginning of year                                    10,339,000     16,325,000    11,851,000
                                                           -----------   ------------   -----------

     Cash and cash equivalents at
       end of year                                         $16,038,000   $ 10,339,000   $16,325,000
                                                           ===========   ============   ===========

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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at December 31, 2000 and 1999.

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

 Casino revenues, promotional allowances and departmental expenses -

     The Tunica Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities on the accompanying consolidated balance sheets. The estimated value of rooms, food and beverage and other items which are provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                2000           1999           1998
                             -----------    -----------    -----------

        Rooms                $ 3,188,000    $ 2,742,000    $ 1,940,000
        Food and beverage     13,818,000     12,710,000     12,166,000
        Other                    590,000        438,000        300,000
                             -----------    -----------    -----------

                             $17,596,000    $15,890,000    $14,406,000
                             ===========    ===========    ===========

 Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,206,000, $504,000 and $483,000, respectively, were made during the years ended December 31, 2000, 1999 and 1998.

 Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

      Hotel, dockside facilities and improvements            25-40 years
      Barges                                                    40 years
      Operating equipment                                    3 - 7 years

 Land rights -

     Land rights are being amortized on a straight-line basis over the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 8); such

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,602,000 and $1,398,000, respectively, at December 31, 2000 and 1999.

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

 Income taxes -

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT made payments to HCC in lieu of federal income taxes amounting to $33,000, $288,000 and $307,000 during the years ended December 31, 2000, 1999 and 1998, respectively. HCT paid no state income taxes during 2000, 1999 or 1998.

 Recent Accounting Pronouncement  -

     In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. The adoption of SFAS 133 on January 1, 2001 had no impact on the consolidated financial position or results of operations of HCT.

 Reclassifications -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                       December 31,   December 31,
                                                           2000           1999
                                                       ------------   ------------
 11.25% Promissory note to HCC due May 1, 2007 (a)     $ 87,045,000   $ 87,045,000
 Note payable to HCC (a)                                    329,000        329,000
 Equipment loans (b)                                      1,188,000      2,488,000
 Bank credit facility (c)                                    89,000        278,000
                                                       ------------   ------------

   Total indebtedness                                    88,651,000     90,140,000
  Less - current maturities                              (1,032,000)    (1,491,000)
                                                       ------------   ------------

   Total long-term debt                                $ 87,619,000   $ 88,649,000
                                                       ============   ============

_____________________

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $84,045,000 replaced previous intercompany notes with HCC which accrued interest at the rate of 12.75% per annum. During October 1999, HCT borrowed an additional $3,000,000 available under the intercompany note with HCC as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement (see Note 6). Interest on advances is payable each April 15 and October 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (2) above is currently $66,007,000 and may be increased as a result of additional borrowings up to a maximum of $108,000,000.

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

(b) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.3% per annum and mature at various dates between 2001 and 2003.

(c) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against until September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility are to be repaid in 36 monthly installments of $17,000 and are collateralized by equipment purchased with the loan proceeds. The credit facility was not renewed by HCT.

     Scheduled payments of long-term debt as of December 31, 2000 are set forth below:

                    2001                     $ 1,032,000
                    2002                         242,000
                    2003                           3,000
                    2004                               -
                    2005                               -
                    Thereafter                87,374,000
                                             -----------

                      Total                  $88,651,000
                                             ===========

     Interest paid amounted to $10,019,000, $10,347,000 and $10,937,000, respectively, during the years ended December 31, 2000, 1999 and 1998.

(4)  Leases

     Capital Leases -

     HCT previously leased certain gaming and other equipment under capital lease agreements which expired in 1997. Assets under capital leases with an original cost of $3,773,000 and $4,567,000, respectively, are included in operating equipment on the accompanying consolidated balance sheets at December 31, 2000 and 1999. There was no amortization expense with respect to such assets for either of the years ended December 31, 2000 or 1999; amortization expense for the year ended December 31, 1998 was $298,000. Accumulated amortization at December 31, 2000 and 1999 with respect to these assets amounted to $3,773,000 and $4,567,000, respectively. No future payment obligations exist with respect to these capital leases.

     Operating Leases -

     HCT also leases property and operating equipment under various lease agreements accounted for as operating leases. Except for the ground lease (see
Note 8), virtually all of the lease agreements are

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

either cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on levels of use; such contingent rentals have not been significant. Total rental expense amounted to $951,000, $905,000 and $326,000, respectively, during the years ended December 31, 2000, 1999 and 1998.

     Future minimum lease payments as of December 31, 2000 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

     2000                                          $  16,000
     2001                                              8,000
     2002                                              1,000
                                                   ---------

                                                   $  25,000
                                                   =========

(5)  Income Taxes

     HCT's (provision) benefit for income taxes consists of the following:

                                                         Year Ended December 31,
                                                    ---------------------------------
                                                      2000        1999        1998
                                                    ---------   ---------   ---------
Federal income tax (provision) benefit:
 Current                                            $(375,000)  $ 190,000   $(574,000)
 Deferred                                            (868,000)     54,000    (185,000)
Change in valuation allowance                         868,000      79,000      70,000
                                                    ---------   ---------   ---------

                                                    $(375,000)  $ 323,000   $(689,000)
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     A reconciliation between the calculated tax (provision) benefit on income
(loss) based on the statutory rates in effect and the effective tax rates for the years ended December 31, 2000, 1999 and 1998 follows:

                                                      Year Ended December 31,
                                                 ----------------------------------
                                                     2000        1999        1998
                                                 -----------   --------   ---------
Calculated income tax (provision) benefit        $(1,160,000)  $340,000   $(712,000)
Valuation allowance change                           868,000     79,000      70,000
Adjustments to prior years                                 -    (32,000)          -
Disallowance of meals and entertainment              (50,000)   (38,000)    (32,000)
Other                                                (33,000)   (26,000)    (15,000)
                                                 -----------   --------   ---------

Tax (provision) benefit as shown on statement
  of operations                                  $  (375,000)  $323,000   $(689,000)
                                                 ===========   ========   =========

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for other accruals.

     At December 31, 2000, HCT has net operating loss carryforwards ("NOL's") totaling approximately $3,700,000, which do not begin to expire until the year 2010. Additionally, HCT has alternative minimum and other tax credits available totaling $985,000 and $326,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 2000 and 1999 (before non-recurring items), and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, a valuation allowance has been established which has resulted in the recording of net deferred tax assets of $2,125,000 at both December 31, 2000 and 1999.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The components of HCT's net deferred tax asset are as follows:

                                                              December 31,
                                                       -------------------------
                                                           2000          1999
                                                       -----------   -----------
      Deferred tax assets:
        Net operating loss carryforwards               $ 1,251,000   $ 2,868,000
        Alternative minimum tax credit carryforward        985,000       610,000
        Tax credit carryforwards                           326,000       251,000
        Allowance for doubtful accounts                    556,000       337,000
        Other liabilities and accruals                   1,546,000     1,168,000
                                                       -----------   -----------

          Total deferred tax assets                      4,664,000     5,234,000

      Deferred tax liabilities:
        Depreciation and amortization                     (986,000)     (688,000)
                                                       -----------   -----------

      Net deferred tax asset                             3,678,000     4,546,000
      Valuation allowance                               (1,553,000)   (2,421,000)
                                                       -----------   -----------

                                                       $ 2,125,000   $ 2,125,000
                                                       ===========   ===========

     Receivables from HCC in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:

                                                              December 31,
                                                       -------------------------
                                                           2000          1999
                                                       -----------   -----------
       Due from affiliates                             $   136,000   $   478,000
       Deferred income taxes                             1,403,000     1,346,000
       Other noncurrent assets                             722,000       779,000

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 as they pertain to HCT. The intercompany tax receivable under the tax sharing agreement and the net deferred tax asset have been adjusted to reflect the results of such examination. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 and 1996. Management believes that the results of such examination will not have a material effect on the consolidated financial position or results of operations of HCT.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(6)  Transactions with Related Parties

     Pursuant to a consulting agreement which was terminated during October 1999, HCT incurred a monthly consulting fee of $100,000 to Pratt Casino Corporation ("PCC"), an affiliated company. Such fees amounted to $939,000 and $1,200,000, respectively, during the years ended December 31, 1999 and 1998. During October 1999, HCC acquired all of the common stock of PCC. HCT borrowed an additional $3,329,000 from HCC (see Note 3) to acquire and terminate the consulting agreement. Accordingly, effective October 13, 1999, HCT no longer pays a consulting fee. HCT reflected the $3,329,000 payment as an expense to terminate the consulting agreement during the fourth quarter of 1999.

     HCT and Advanced Casino Systems Corporation ("ACSC"), an affiliated company, entered into a Computer Services Agreement which was renewed through December 31, 1999. The agreement provided, among other things, that ACSC sell HCT computer hardware and information systems equipment and license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month and reimbursed ACSC for its direct costs and expenses incurred under the agreement. HCT entered into a new maintenance and support agreement with ACSC effective as of January 1, 2000 which provides for a monthly fee of $14,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $390,000, $776,000 and $656,000, respectively, for the years ended December 31, 2000, 1999 and 1998. At December 31, 2000 and 1999, HCT had payables of $42,000 and $22,000, respectively, included in accounts payable with respect to such charges.

     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. HCT also bills HCC and its subsidiaries for services provided to those companies. For the years ended December 31, 2000, 1999 and 1998, such transactions resulted in net charges to HCT totaling $137,000, $158,000 and $167,000, respectively. At December 31, 2000 and 1999, intercompany balances with respect to such charges were not significant.

(7)  Mississippi Regulatory Matters

     Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed through October 18, 2001. Management intends to request renewal of HCT's ownership license at the appropriate time in 2001 and anticipates that such renewal will be approved by the Mississippi Gaming Commission. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(8)  Commitments and Contingencies

 Ground Lease -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During 2000, 1999 and 1998, HCT expensed $4,367,000, $4,138,000 and $3,899,000, respectively, in connection with the ground lease.

 Planet Hollywood Litigation -

     In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against HCC and certain of its subsidiaries and affiliates seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. HCC, its subsidiaries and affiliates filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of HCC with respect to the damage claims brought by Planet Hollywood and granted HCC's motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals; however, pursuant to a joint motion filed by the parties, such appeal was dismissed effective as of November 2, 2000.

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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(9)  Employee Retirement Savings Plan -

     HCT participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCT matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2000, 1999 and 1998, HCT expensed $187,000, $176,000 and $203,000, respectively, as company contributions to the plan

(10) Disclosures about Fair Value of Financial Instruments

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

     The estimated carrying amounts and fair values of HCT's financial instruments are as follows:

                                       December 31, 2000           December 31, 1999
                                  --------------------------  ---------------------------
                                    Carrying                    Carrying
                                     Amount      Fair Value      Amount       Fair Value
                                  -----------   ------------  ------------   ------------
Financial Assets
 Cash and cash equivalents        $ 16,038,000  $ 16,038,000  $ 10,339,000   $ 10,339,000

Financial Liabilities
 Interest payable                 $    437,000  $    437,000  $    437,000   $    437,000
 11.25% Promissory Note to HCC      87,045,000    89,626,000    87,045,000     89,773,000
 Note payable to HCC                   329,000       338,000       329,000        340,000
 Equipment loans                     1,188,000     1,188,000     2,488,000      2,514,000
 Bank credit facility                   89,000        88,000       278,000        278,000

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(11) Selected Quarterly Financial Data (Unaudited)

                                                       Quarter
                                  --------------------------------------------------
                                     First       Second        Third       Fourth
                                  -----------  -----------  -----------  -----------
Year Ended December 31, 2000:

 Net revenues                     $28,541,000  $28,922,000  $30,740,000  $27,824,000
                                  ===========  ===========  ===========  ===========

 Net income                       $ 1,127,000  $   385,000  $ 1,330,000  $   194,000
                                  ===========  ===========  ===========  ===========

Year Ended December 31, 1999:

 Net revenues                     $26,375,000  $28,287,000  $29,505,000  $25,955,000
                                  ===========  ===========  ===========  ===========

 Net income (loss)                $   892,000  $   733,000  $   286,000  $(2,588,000)
                                  ===========  ===========  ===========  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     HCC and HCT had no disagreements with their independent accountants to report under this item.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference from HCC's definitive proxy statement filed with the Securities and Exchange Commission relating to its Annual Meeting of Shareholders to be held on May 31, 2001 (the "Definitive Proxy Statement") under the captions "Election of Directors" and "Management."

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements

          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 41.

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

         Hollywood Casino - Aurora, Inc.
         ------------------------------

         -- Independent Auditors' Report
         -- Schedule II; Valuation and Qualifying Accounts

         HWCC-Tunica, Inc.
         ----------------

         -- Independent Auditors' Report
         -- Schedule II; Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3. Exhibits

 **2.1  --  Agreement of Merger dated as of May 15, 1992, between PBC, Inc. and
            HCC and Certificate of Correction of Agreement of Merger dated as of June 16, 1992. (Exhibit 2.1)
@@@3.1  --  Certificate of Incorporation of HCC, as amended. (Exhibit 3.1)
@@@3.2  --  Amended Bylaws of HCC. (Exhibit 3.2)
 ##3.3  --  Second Amended and Restated Bylaws of HCC. (Exhibit 3.3)
 @@3.4  --  Articles of Incorporation of HCT. (Exhibit 3.1).
 @@3.5  --  Bylaws of HCT. (Exhibit 3.2)
+++3.6  --  Third Amended and Restated Joint Venture Agreement of Hollywood
            Casino Shreveport by and among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit 3.1)
+++3.7  --  August 1999 Amendment to Third Amended and Restated Joint Venture
            Agreement between Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)
+++4.1  --  Indenture among HCC as Issuer, and HWCC-Shreveport, Inc. and HCT as
            Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of May 19, 1999. (Exhibit 4.1)
+++4.2  --  Security Agreement made by HCC, as Debtor, to State Street Bank and
            Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.2)
+++4.3  --  Stock Pledge Agreement made by HCC, as Pledgor, in favor of State
            Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.3)
+++4.4  --  Trademark Security Agreement made by HCC, as Grantor, to State
            Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.4)
+++4.5  --  Escrow and Control Agreement by and among HCC and State Street Bank and Trust Company, as Trustee and Escrow Agent, dated as of May 19, 1999. (Exhibit 4.5)
+++4.6  --  Control Agreement dated as of May 19, 1999 by and among HCC and
            State Street Bank and Trust Company, as Trustee. (Exhibit 4.6) +++4.7 -- Security Agreement made by HCT, as Debtor, to State Street Bank and
            Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.7)
+++4.8  --  First Leasehold Deed of Trust, Security Agreement, Assignment of
            Leases and Rents, Fixture Filing, and Financing Statement made by HCT in favor of Phillip A. Poitevin, as Trustee for the benefit of State Street Bank and Trust Company, as Indenture Trustee, dated as of May 19, 1999. (Exhibit 4.8)
+++4.9  --  First Preferred Ship Mortgage made and given by HCT, as Mortgagor, in favor of State Street Bank and Trust Company, as Trustee and Mortgagee (relating to Vessel No. 534006), dated as of May 19, 1999. (Exhibit 4.9)
+++4.10 --  Intercompany Security Agreement made by HCT, as Debtor, to HCC, as
            Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee, dated as of May 19, 1999. (Exhibit 4.11)
+++4.11 --  Second Leasehold Deed of Trust, Security Agreement, Fixture Filing,
            and Financing Statement from HCT, as Grantor, in favor of Jim B. Tobhill, Trustee, for the benefit of HCC, dated as of May 19, 1999. (Exhibit 4.12)
+++4.12 --  Collateral Assignment of Second Leasehold Deed of Trust, Security
            Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.13)
+++4.13 --  Assignment of Second Preferred Fleet Mortgage by HCC, as Mortgagee
            and Assignor (relating to Vessel No. 534006) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.15)
+++4.14 --  Intercompany Security Agreement dated as of May 19, 1999 made by
            HCA, as Debtor, to HCC, as Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee. (Exhibit 4.17)
+++4.15 --  Collateral Assignment of Mortgage, Leasehold Mortgage, Security
            Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.19)
+++4.16 --  Assignment of First Preferred Fleet Mortgage by HCC, as Mortgagee
            and Assignor (relating to Vessel Nos. 993836, 993837 and 1029229) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.21)
+++4.17 --  Security Agreement made by HWCC-Shreveport, Inc. as Debtor, to State
            Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.22)
  +4.18 -- Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation ("SCC") as Co-Issuers, and HWCC-Louisiana, Inc. ("HCL"), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10, 1999. (Exhibit 4.1)
  +4.19 -- Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)
  +4.20 -- Collateral Assignment of Contracts and Documents dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)
  +4.21 -- Security Agreement dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.4)
  +4.22 -- Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS I, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.5)
  +4.23 -- Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and Trust Company, as Trustee. (Exhibit 4.6)
 ##4.24 --  First Amendment to Cash Collateral and Disbursement Agreement dated
            January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust Company. (Exhibit 4.24)
  +4.25 -- Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust Company, as Trustee. (Exhibit 4.7)
  +4.26 -- Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I, Inc. and HCS II, Inc. to State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.8)
  +4.27 -- Security Agreement - Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.9)
  +4.28 -- Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Exhibit 4.10)
  +4.29 -- Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.11)
  +4.30 -- First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.12)
 ###9.1 --  Voting Trust Agreement dated as of December 29, 1998 by and among
            Jill Pratt LaFerney, formerly Jill A. Pratt, and John R. Pratt and Jack E. Pratt, Sr. (Exhibit 9.1)
 ###9.2 --  Voting Trust Agreement dated as of December 29, 1998 by and among
            Shawn Denise Bradshaw and Michael Shannon Pratt and William D. Pratt, Sr. (Exhibit 9.2)
 ###9.3 --  Voting Trust Agreement dated as of December 29, 1998 by and among
            Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and Edward T. Pratt III. (Exhibit 9.3)

    ##9.4 -- Voting Trust Agreement dated as of December 17, 1999 by and between Jack E. Pratt, Jr. as Trustee of the J.E. Pratt Gift Trust and Jack E. Pratt, Sr. (Exhibit 9.4)
  ***10.1 --  Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and Jack E. Pratt. (Exhibit 10.1)
  ***10.2 --  Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and Edward T. Pratt, Jr. (Exhibit 10.2)
  ***10.3 --  Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and William D. Pratt. (Exhibit 10.3)
   ##10.4 --  Employment Agreement dated January 1, 2000, between HCC and Edward
              T. Pratt III. (Exhibit 10.4)
    *10.5 -- Development Agreement dated as of June 4, 1991, between the City of Aurora, Illinois and HCA. (Exhibit 10.33)
    *10.6 -- Parking lease Agreement June 4, 1991, between the City of Aurora, Illinois and HCA. (Exhibit 10.39)
    *10.7 -- Purchase and Sale Agreement dated June 4, 1991, between the City of Aurora, Illinois and HCA. (Exhibit 10.40)
    @10.8 -- Rights Agreement, dated as of May 7, 1993 between HCC and Continental Stock Transfer & Trust Company, as Rights Agent. (Exhibit 10.45)
  @@@10.9 -- Hollywood Casino Corporation Stock Option Plan. (Exhibit 10.46) @@10.10 -- Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Exhibit 10.4)
  @@10.11 --  Letter Agreement dated as of October 11, 1993 between R.M.
              Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Exhibit 10.5)
  @@10.12 --  Blanket Conveyance, Bill of Sale and Assignment and Assumption
              Agreement dated as of May 31, 1994 between SRCT and STP. (Exhibit 10.6)
  @@10.13 --  Assignment of Lease and Assumption Agreement dated as of May 31,
              1994 between SRCT and STP (relating to Ground Lease). (Exhibit
              10.7)
@@@@10.14 --  North Island Center Expansion and Redevelopment Agreement dated
              June 12, 1995 between HCA, the Aurora Metropolitan Exposition, Auditorium and Office Building Authority and the City of Aurora. (Exhibit 10.36)
   #10.15 --  Hollywood Casino Corporation 1996 Long-Term Incentive Plan, as
              amended. (Exhibit 10.28)
   #10.16 --  Hollywood Casino Corporation 1996 Non-Employee Director Stock
              Plan. (Exhibit 10.29)
  ##10.17 --  Employment Agreement dated as of January 1, 2000 by and between
              HCC and Paul C. Yates. (Exhibit 10.20)
 ###10.18 --  Management and Administrative Services Agreement dated as of
              October 1, 1998 by and between HCC and Greate Bay Casino Corporation. (Exhibit 10.31)
 ###10.19 --  Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-Louisiana, Inc., Sodak Gaming, Inc. and Sodak Louisiana, L.L.C. (Exhibit 10.32)
   +10.20 --  Amended and Restated Federal Income Tax Sharing Agreement dated
              August 10, 1999 by and among HCC, HWCC Development Corporation, Hollywood Management, Inc., HCT, Golf, HCA, HWCC-Shreveport, Inc., HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation, Inc., HCS I, Inc. and HCS II, Inc. (Exhibit 10.16)
  ++10.21 --  Completion Capital Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, HCL, HCS I, Inc., HCS II, Inc. and HCC. (Exhibit 10.2)
  ++10.22 --  Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.3)
   +10.23 --  Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.4)
   +10.24 --  Employment Agreement, dated August 4, 1999, by and between HWCC
              Development Corporation and Juris Basens. (Exhibit 10.6)
   +10.25 --  Compromise Agreement, dated September 15, 1998, by and among
              Hilton New Orleans Corporation, New Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint Venture and the City of New Orleans. (Exhibit 10.7)
   +10.26 --  Loan and Settlement Agreement, dated January 16, 1998, by and among New Orleans Paddlewheels, Inc., Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and

              Hilton New Orleans Corporation.  (Exhibit 10.11)
   +10.27 --  Retail Space Lease, executed as of June 3, 1999 by and between
              QNOV and Red River Entertainment Company, L.L.C. (Exhibit 10.12) +10.28 -- Ground Lease, dated May 19, 1999, by and between the City of
              Shreveport, Louisiana and QNOV. (Exhibit 10.13)
   +10.29 --  Marine Services Agreement dated September 22, 1998 between QNOV and Shreveport Paddlewheels, L.L.C. (Exhibit 10.17)
   +10.30 --  Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint Venture, HCL, and Sodak, L.L.C. (Exhibit
              10.18)
   +10.31 --  Loan Agreement dated August 10, 1999 between Shreveport
              Paddlewheels, L.L.C. and HCL. (Exhibit 10.19)
   +10.32 --  Promissory note dated August 10, 1999 in the original principal amount of $1,000,000 made by Shreveport Paddlewheels, L.L.C., as Borrower to HCL, as Lender. (Exhibit 10.20)
   +10.33 --  Security Agreement dated August 10, 1999 made by Shreveport
              Paddlehwheels, L.L.C., as Debtor, in favor of HCL, as Secured Party. (Exhibit 10.21)
   +10.34 --  Guaranty Agreement dated August 10, 1999 made by New Orleans
              Paddlewheels, L.L.C. in favor of HCL. (Exhibit 10.22)
   +10.35 --  Contribution and Assumption Agreement dated July 21, 1999 among
              HCL, HCS I, Inc., HCS II, Inc. and Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)
     21.1 --  Subsidiaries of HCC.

____________________

        * Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10 filed with the SEC on May 28, 1992 by PRT Corporation (now know as HCC).

       ** Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10, as amended, filed with the SEC on August 13, 1992 by HCC.

      *** Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

        @ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for HCC as filed with the SEC on April 8, 1994.

       @@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC -Tunica, Inc. as filed with the SEC on September 29, 1994.

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

       ## Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

      (b)  Reports on Form 8-K.

           The Registrants did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 29, 2001.

                                       HOLLYWOOD CASINO CORPORATION

                                       By:    /s/ Jack E. Pratt
                                          --------------------------
                                                 Jack E. Pratt
                                            Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


              Signature                            Title                     Date
              ---------                            -----                     ----
          /s/ Jack E. Pratt               Chief Executive                 March 29, 2001
--------------------------------------                                    --------------
            Jack E. Pratt                   Officer and Director

       /s/ Edward T. Pratt, Jr.           Vice President, Treasurer       March 29, 2001
--------------------------------------                                    --------------
        Edward T. Pratt, Jr.                and Director

         /s/ William D. Pratt             Executive Vice President,       March 29, 2001
--------------------------------------                                    --------------
           William D. Pratt                 Secretary, General Counsel
                                            and Director

       /s/ Edward T. Pratt III            President, Chief Operating      March 29, 2001
--------------------------------------                                    --------------
         Edward T. Pratt III                Officer and Director

         /s/ Paul C. Yates                Executive Vice President        March 29, 2001
--------------------------------------                                    --------------
           Paul C. Yates                    and Chief Financial Officer

      /s/ Charles F. LaFrano III          Vice President - Finance and    March 29, 2001
--------------------------------------                                    --------------
         Charles F. LaFrano III             Principal Accounting Officer

         /s/ James A. Colquitt            Director                        March 29, 2001
--------------------------------------                                    --------------
         James A. Colquitt

       /s/ Theodore H. Strauss            Director                        March 29, 2001
--------------------------------------                                    --------------
         Theodore H. Strauss

       /s/ Oliver B. Revell III           Director                        March 29, 2001
--------------------------------------                                    --------------
         Oliver B. Revell III

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 29, 2001.

                                        HWCC - TUNICA, INC.

                                 By:      /s/ Jack E. Pratt
                                    ---------------------------------
                                              Jack E. Pratt
                                         Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

              Signature                             Title                     Date
              ---------                             -----                     ----
         /s/ Jack E. Pratt               Chief Executive                 March 29, 2001
-------------------------------------                                    --------------
         Jack E. Pratt                     Officer and Director

      /s/ Edward T. Pratt, Jr.           Director                        March 29, 2001
-------------------------------------                                    --------------
        Edward T. Pratt, Jr.

        /s/ William D. Pratt             Executive Vice President,       March 29, 2001
-------------------------------------                                    --------------
         William D. Pratt                  Secretary, General Counsel
                                           and Director

      /s/ Edward T. Pratt III            President and Director          March 29, 2001
-------------------------------------                                    --------------
        Edward T. Pratt III

         /s/ John R. Osborne             Vice President of Operations    March 29, 2001
-------------------------------------                                    --------------
           John R. Osborne

     /s/ Charles F. LaFrano III          Vice President, Assistant       March 29, 2001
-------------------------------------                                    --------------
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

     --  Schedule II; Valuation and Qualifying Accounts

HWCC-Tunica, Inc.

     --  Independent Auditors' Report

     --  Schedule II; Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT

To Hollywood Casino Corporation:

We have audited the consolidated financial statements of Hollywood Casino Corporation and subsidiaries as of, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 15, 2001; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedules of Hollywood Casino Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                                                                      SCHEDULE I
                                                                      Page 1
                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                 Condensed Financial Information of Registrant
                         Hollywood Casino Corporation
                               (Parent Company)

                                BALANCE SHEETS



                                    ASSETS
                                                                December 31,
                                                       -----------------------------
                                                           2000           1999
                                                       -------------   -------------
Cash and cash equivalents                              $  77,500,000   $  60,312,000
Accounts receivable                                          190,000         287,000
Due from affiliates, net of valuation allowances           8,700,000       9,746,000
Deferred federal income taxes                              2,840,000       1,584,000
Other current assets                                         270,000          68,000
                                                       -------------   -------------

 Total current assets                                     89,500,000      71,997,000
                                                       -------------   -------------

Investment in and advances to affiliates                  60,173,000      64,995,000
Property and equipment, net                                  921,000         233,000
Due from affiliates, net of valuation allowances         153,383,000     153,381,000
Land held for sale, net of allowance in 1999                       -       2,216,000
Other assets                                              12,321,000      14,480,000
                                                       -------------   -------------

                                                       $ 316,298,000   $ 307,302,000
                                                       =============   =============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current maturities of long-term debt                   $   1,695,000   $     853,000
Accounts payable and accrued liabilities                   2,148,000       2,084,000
Accrued interest payable                                   9,650,000       8,946,000
Federal income taxes payable                               3,299,000       3,234,000
                                                       -------------   -------------

 Total current liabilities                                16,792,000      15,117,000
                                                       -------------   -------------

Long-term debt                                           360,198,000     361,180,000
                                                       -------------   -------------

Other noncurrent liabilities                               4,965,000       5,059,000
                                                       -------------   -------------

Shareholders' deficit:
 Class A common stock, $.0001 par
  value per share, 50,000,000
  shares authorized, 24,997,000 and 24,950,000
  shares issued and outstanding, respectively                  2,000           2,000
 Class B common stock, non-voting, $.01
  par value per share; 10,000,000 authorized;
  no shares issued                                                 -               -
 Additional paid-in capital                               43,049,000      42,947,000
 Accumulated deficit                                    (108,708,000)   (117,003,000)
                                                       -------------   -------------

  Total shareholders' deficit                            (65,657,000)    (74,054,000)
                                                       -------------   -------------

                                                       $ 316,298,000   $ 307,302,000
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

                                                                      SCHEDULE I
                                                                       Page 2

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 Condensed Financial Information of Registrant
                         Hollywood Casino Corporation
                               (Parent Company)

                           STATEMENTS OF OPERATIONS

                                                        Year Ended December 31,
                                               ------------------------------------------
                                                   2000           1999           1998
                                               ------------   ------------   ------------
Revenues:
 Interest income                               $ 21,152,000   $ 17,670,000   $ 17,217,000
 Gain on settlement of litigation, net            7,220,000              -              -
 Gain on disposal of assets                         191,000              -              -
 Other income                                             -              -         41,000
                                               ------------   ------------   ------------

                                                 28,563,000     17,670,000     17,258,000
                                               ------------   ------------   ------------

Expenses:
 General and administrative                       8,104,000      7,984,000      5,488,000
 Interest                                        43,402,000     37,809,000     28,867,000
 Depreciation and amortization                      153,000        101,000        137,000
 Settlement costs                                         -              -      1,087,000
 Write down of assets                                     -     13,322,000              -
                                               ------------   ------------   ------------

  Total expenses                                 51,659,000     59,216,000     35,579,000
                                               ------------   ------------   ------------

Loss before income taxes, extraordinary
 and other items                                (23,096,000)   (41,546,000)   (18,321,000)
Income tax benefit                                  172,000              -              -
                                               ------------   ------------   ------------

 Loss before extraordinary
  and other items                               (22,924,000)   (41,546,000)   (18,321,000)

Extraordinary item:
 Loss on early extinguishment of debt                     -    (30,353,000)      (336,000)
                                               ------------   ------------   ------------

 Loss before other item                         (22,924,000)   (71,899,000)   (18,657,000)
Equity in income (losses) of consolidated
 subsidiaries                                    31,219,000     (9,772,000)    17,052,000
                                               ------------   ------------   ------------

Net income (loss)                              $  8,295,000   $(81,671,000)  $ (1,605,000)
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

                                                                      SCHEDULE I
                                                                          Page 3

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 Condensed Financial Information of Registrant
                         Hollywood Casino Corporation
                               (Parent Company)

                           STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                          -----------------------------------------
                                                              2000           1999           1998
                                                          -----------   -------------   -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    $23,798,000   $   9,997,000   $(6,876,000)
                                                          -----------   -------------   -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                        (841,000)       (217,000)      (62,000)
 Proceeds from sale of assets                               2,492,000       3,887,000             -
 Collections on notes receivable                              900,000               -     6,000,000
 Investments in consolidated affiliates                    (9,108,000)    (51,478,000)   (2,937,000)
 Net (advances to) repayments from affiliates                       -     (37,829,000)    3,500,000
                                                          -----------   -------------   -----------

  Net cash (used in) provided by investing activities      (6,557,000)    (85,637,000)    6,501,000
                                                          -----------   -------------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                           -     340,419,000             -
 Repayments of long-term debt                                (140,000)   (207,339,000)     (288,000)
 Issuance of common stock                                      87,000               -             -
 Deferred financing costs                                           -     (11,913,000)     (248,000)
                                                          -----------   -------------   -----------

  Net cash (used in) provided by financing activities         (53,000)    121,167,000      (536,000)
                                                          -----------   -------------   -----------

  Net increase (decrease) in cash and cash equivalents     17,188,000      45,527,000      (911,000)
    Cash and cash equivalents at beginning of year         60,312,000      14,785,000    15,696,000
                                                          -----------   -------------   -----------

    Cash and cash equivalents at end of year              $77,500,000   $  60,312,000   $14,785,000
                                                          ===========   =============   ===========

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

                                                                      SCHEDULE I
                                                                          Page 4

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                 Condensed Financial Information of Registrant
                         Hollywood Casino Corporation
                               (Parent Company)

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)  Guarantees of Registrant

     As of December 31, 2000, Hollywood Casino Corporation ("HCC") had not guaranteed any obligations of its subsidiaries or unconsolidated affiliates.

(2)  Scheduled Payments of Long-Term Debt of the Registrant

     Scheduled payments of long-term debt outstanding at December 31, 2000 are $1,695,000 in 2001, $198,000 in 2002 and $360,000,000 subsequent to 2005.

(3)  Dividends and Distributions

     HCC received dividends from its consolidated subsidiaries amounting to $31,562,000, $31,540,000 and $11,741,000, respectively, during the years ended
December 31, 2000, 1999 and 1998.

(4)  Supplemental Cash Flow Information

     During 2000, HCC offset $146,000 of the outstanding principal balance of certain demand notes due from an affiliate against certain payables HCC owed the affiliate. This offset has been excluded from the accompanying parent company statement of cash flows as a noncash transaction.

     During the fourth quarter of 1999, HCC assumed the $2,160,000 note payable balance of one of its subsidiaries to an unconsolidated affiliate. The assumption of the note and adjustment to HCC's investment in the subsidiary is excluded from the accompanying parent company statement of cash flows as a noncash transaction.

(5)  Reclassifications

     Certain reclassifications have been made to the prior years' parent company financial statements to conform to the 2000 parent company financial statement presentation.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                                                    Amounts
                                    Balance at     Charged to                                           Balance
                                    Beginning      Costs and                          Other             at End
                                    of Period      Expenses      Deductions           Charges          of Period
                                   -----------    -----------   ------------        -----------       -----------
Year Ended December 31, 2000:
 Allowance for doubtful
  accounts receivable              $ 1,826,000    $1,461,000    $  (619,000) (1)    $         -       $ 2,668,000
 Allowance for affiliate
  receivable                        42,563,000     7,177,000       (199,000) (1)              -        49,541,000
 Allowance for properties held
  for sale                           3,084,000             -     (3,084,000)                  -                 -
                                   -----------    ----------    -----------         -----------       -----------

                                   $47,473,000    $8,638,000    $(3,902,000)        $         -       $52,209,000
                                   ===========    ==========    ===========         ===========       ===========

Year Ended December 31, 1999:
 Allowance for doubtful
  accounts receivable              $ 1,468,000    $  804,000    $  (446,000) (1)    $         -       $ 1,826,000
 Allowance for affiliate
  receivables                       22,808,000     6,433,000              -          13,322,000 (2)    42,563,000
 Allowance for properties held
  for sale                           3,432,000             -       (348,000) (3)              -         3,084,000
                                   -----------    ----------    -----------         -----------       -----------
                                   $27,708,000    $7,237,000    $  (794,000)        $13,322,000       $47,473,000
                                   ===========    ==========    ===========         ===========       ===========

Year Ended December 31, 1998:
 Allowance for doubtful
  accounts receivable              $ 1,188,000    $  756,000    $  (476,000) (1)    $         -       $ 1,468,000
 Allowance for affiliate
  receivables                       18,000,000     4,808,000              -                   -        22,808,000
 Allowance for notes receivable      4,000,000             -     (4,000,000) (1)              -                 -
 Allowance for properties held
  for sale                           3,400,000             -              -              32,000         3,432,000
                                   -----------    ----------    -----------         -----------       -----------

                                   $26,588,000    $5,564,000    $(4,476,000)        $    32,000       $27,708,000
                                   ===========    ==========    ===========         ===========       ===========

_______________________

(1) Represents net write-offs of uncollectible accounts.

(2) Represents write down of affiliate receivables to estimated net realizable value.

(3) Represents utilization of allowance in connection with partial sale of land.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS' REPORT


To Hollywood Casino - Aurora, Inc.:

We have audited the financial statements of Hollywood Casino - Aurora, Inc. as of, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 15, 2001; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of Hollywood Casino - Aurora, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                                                                     SCHEDULE II

                         HOLLYWOOD CASINO-AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                       Valuation and Qualifying Accounts

                                                  Amounts
                                   Balance at    Charged to                        Balance
                                   Beginning     Costs and                         at End
                                   of Period      Expenses      Deductions        of Period
                                  -----------    ----------    -----------       -----------
Year Ended December 31, 2000:
 Allowance for doubtful
  accounts receivable             $   836,000    $  165,000    $   (59,000) (1)  $   942,000
                                  ===========    ==========    ===========       ===========

Year Ended December 31, 1999:
 Allowance for doubtful
  accounts receivable             $   655,000    $  300,000    $  (119,000) (1)  $   836,000
                                  ===========    ==========    ===========       ===========

Year Ended December 31, 1998:
 Allowance for doubtful
  accounts receivable             $   483,000    $  273,000    $  (101,000) (1)  $   655,000
                                  ===========    ==========    ===========       ===========

________________________

(1)  Represents net write-offs of uncollectible accounts.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS' REPORT


To HWCC - Tunica, Inc.:

We have audited the consolidated financial statements of HWCC-Tunica, Inc. and subsidiary as of, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 15, 2001; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of HWCC-Tunica, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                                                                     SCHEDULE II

                       HWCC-TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                       Valuation and Qualifying Accounts

                                                 Amounts
                                   Balance at   Charged to                         Balance
                                   Beginning    Costs and                          at End
                                   of Period     Expenses      Deductions         of Period
                                  -----------   ----------    ------------       -----------
Year Ended December 31, 2000:
 Allowance for doubtful
  accounts receivable             $   990,000   $1,206,000    $   (560,000) (1)  $ 1,636,000
                                  ===========   ==========    ============       ===========

Year Ended December 31, 1999:
 Allowance for doubtful
  accounts receivable             $   813,000   $  504,000    $   (327,000) (1)  $   990,000
                                  ===========   ==========    ============       ===========

Year Ended December 31, 1998:
 Allowance for doubtful
  accounts receivable             $   705,000   $  483,000    $   (375,000) (1)  $   813,000
                                  ===========   ==========    ============       ===========

_____________________________
(1) Represents net write-offs of uncollectible accounts.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                               INDEX TO EXHIBITS

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                                                                          Page
------                                                                                    ---------------
  **2.1 --  Agreement of Merger dated as of May 15, 1992, between PBC, Inc.
            and HCC and Certificate of Correction of Agreement of Merger dated as of June 16, 1992. (Exhibit 2.1)
 @@@3.1 --  Certificate of Incorporation of HCC, as amended. (Exhibit 3.1)
 @@@3.2 --  Amended Bylaws of HCC. (Exhibit 3.2)
  ##3.3 --  Second Amended and Restated Bylaws of HCC.  (Exhibit 3.3)
  @@3.4 --  Articles of Incorporation of HCT. (Exhibit 3.1).
  @@3.5 --  Bylaws of HCT. (Exhibit 3.2)
 +++3.6 --  Third Amended and Restated Joint Venture Agreement of Hollywood
            Casino Shreveport by and among Shreveport Paddlewheels, L.L.C.,
            HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit
            3.1)
 +++3.7 --  August 1999 Amendment to Third Amended and Restated Joint
            Venture Agreement between Shreveport Paddlewheels, L.L.C., HCS I,
            Inc. and HCS II, Inc. (Exhibit 3.2)
 +++4.1 --  Indenture among HCC as Issuer, and HWCC-Shreveport, Inc. and
            HCT as Guarantors, and State Street Bank and Trust Company, as
            Trustee, dated as of May 19, 1999. (Exhibit 4.1)
 +++4.2 --  Security Agreement made by HCC, as Debtor, to State Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19,
            1999. (Exhibit 4.2)
 +++4.3 --  Stock Pledge Agreement made by HCC, as Pledgor, in favor of State
            Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.3)
 +++4.4 --  Trademark Security Agreement made by HCC, as Grantor, to State
            Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999.  (Exhibit 4.4)
 +++4.5 --  Escrow and Control Agreement by and among HCC and State Street
            Bank and Trust Company, as Trustee and Escrow Agent, dated as of
            May 19, 1999.  (Exhibit 4.5)
 +++4.6 --  Control Agreement dated as of May 19, 1999 by and among HCC and
            State Street Bank and Trust Company, as Trustee.  (Exhibit 4.6)
 +++4.7 --  Security Agreement made by HCT, as Debtor, to State Street Bank and
            Trust Company, as Trustee and Secured Party, dated as of May 19,
            1999.  (Exhibit 4.7)
 +++4.8 --  First Leasehold Deed of Trust, Security Agreement, Assignment of
            Leases and Rents, Fixture Filing, and Financing Statement made by
            HCT in favor of Phillip A. Poitevin, as Trustee for the benefit of
            State Street Bank and Trust Company, as Indenture Trustee, dated as of May 19, 1999. (Exhibit 4.8)
 +++4.9 --  First Preferred Ship Mortgage made and given by HCT, as Mortgagor, in favor of State Street Bank and Trust Company, as Trustee and
            Mortgagee (relating to Vessel No. 534006), dated as of May 19, 1999.
            (Exhibit 4.9)
+++4.10 --  Intercompany Security Agreement made by HCT, as Debtor, to HCC, as
            Secured Party, and collaterally assigned to State Street Bank and
            Trust Company, as Trustee, dated as of May 19, 1999. (Exhibit 4.11)
+++4.11 --  Second Leasehold Deed of Trust, Security Agreement, Fixture Filing,
            and Financing Statement from HCT, as Grantor, in favor of Jim B.
            Tobhill, Trustee, for the benefit of HCC, dated as of May 19, 1999.

           (Exhibit 4.12)
+++4.12 -- Collateral Assignment of Second Leasehold Deed of Trust, Security
           Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.13)
+++4.13 -- Assignment of Second Preferred Fleet Mortgage by HCC, as Mortgagee
           and Assignor (relating to Vessel No. 534006) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.15)
+++4.14 -- Intercompany Security Agreement dated as of May 19, 1999 made by HCA, as Debtor, to HCC, as Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee. (Exhibit 4.17)
+++4.15 -- Collateral Assignment of Mortgage, Leasehold Mortgage, Security
           Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.19)
+++4.16 -- Assignment of First Preferred Fleet Mortgage by HCC, as Mortgagee and
           Assignor (relating to Vessel Nos. 993836, 993837 and 1029229) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.21)
+++4.17 -- Security Agreement made by HWCC-Shreveport, Inc. as Debtor, to State
           Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.22)
  +4.18 -- Indenture among Hollywood Casino Shreveport and Shreveport Capital
           Corporation ("SCC") as Co-Issuers, and HWCC-Louisiana, Inc. ("HCL"), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10, 1999. (Exhibit 4.1)
  +4.19 -- Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)
  +4.20 -- Collateral Assignment of Contracts and Documents dated August 10,
           1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)
  +4.21 -- Security Agreement dated August 10, 1999 between Hollywood Casino
           Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.4)
  +4.22 -- Partnership Interest Pledge Agreement dated August 10, 1999 made by
           HCS I, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.5)
  +4.23 -- Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and Trust Company, as Trustee. (Exhibit 4.6)
 ##4.24 -- First Amendment to Cash Collateral and Disbursement Agreement dated
           January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust Company. (Exhibit 4.24)
  +4.25 -- Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of
           State Street Bank and Trust Company, as Trustee. (Exhibit 4.7)
  +4.26 -- Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I,
           Inc. and HCS II, Inc. to State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.8)
  +4.27 -- Security Agreement - Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and
             Trust Company, as Trustee.  (Exhibit 4.9)
    +4.28 -- Mortgage, Leasehold Mortgage and Assignment of Leases and Rents
             made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Exhibit 4.10)
    +4.29 -- Partnership Interest Pledge Agreement dated August 10, 1999 made by
             HCS II, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.11)
    +4.30 -- First Amendment to Security Agreement dated August 10, 1999 between
             HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.12)
   ###9.1 -- Voting Trust Agreement dated as of December 29, 1998 by and among
             Jill Pratt LaFerney, formerly Jill A. Pratt, and John R. Pratt and Jack E. Pratt, Sr.  (Exhibit 9.1)
   ###9.2 -- Voting Trust Agreement dated as of December 29, 1998 by and among
             Shawn Denise Bradshaw and Michael Shannon Pratt and William D. Pratt, Sr. (Exhibit 9.2)
   ###9.3 -- Voting Trust Agreement dated as of December 29, 1998 by and among
             Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and Edward T. Pratt
             III. (Exhibit 9.3)
    ##9.4 -- Voting Trust Agreement dated as of December 17, 1999 by and between
             Jack E. Pratt, Jr. as Trustee of the J.E. Pratt Gift Trust and Jack
             E. Pratt, Sr. (Exhibit 9.4)
  ***10.1 -- Seventh Amendment to Employment Agreement dated January 1,
             2000, between HCC and Jack E. Pratt.  (Exhibit 10.1)
  ***10.2 -- Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and Edward T. Pratt, Jr. (Exhibit 10.2)
  ***10.3 -- Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and William D. Pratt. (Exhibit 10.3)
   ##10.4 -- Employment Agreement dated January 1, 2000, between HCC and
             Edward T. Pratt III.  (Exhibit 10.4)
    *10.5 -- Development Agreement dated as of June 4, 1991, between the City of
             Aurora, Illinois and HCA.  (Exhibit 10.33)
    *10.6 -- Parking lease Agreement June 4, 1991, between the City of Aurora,
             Illinois and HCA.  (Exhibit 10.39)
    *10.7 -- Purchase and Sale Agreement dated June 4, 1991, between the City of
             Aurora, Illinois and HCA.  (Exhibit 10.40)
    @10.8 -- Rights Agreement, dated as of May 7, 1993 between HCC and
             Continental Stock Transfer & Trust Company, as Rights Agent. (Exhibit 10.45)
  @@@10.9 -- Hollywood Casino Corporation Stock Option Plan. (Exhibit 10.46) @@10.10 -- Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Exhibit 10.4)
  @@10.11 -- Letter Agreement dated as of October 11, 1993 between R.M.
             Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Exhibit 10.5)
  @@10.12 -- Blanket Conveyance, Bill of Sale and Assignment and Assumption
             Agreement dated as of May 31, 1994 between SRCT and STP.
             (Exhibit 10.6)
  @@10.13 -- Assignment of Lease and Assumption Agreement dated as of May 31,
             1994 between SRCT and STP (relating to Ground Lease). (Exhibit
             10.7)
@@@@10.14 -- North Island Center Expansion and Redevelopment Agreement dated

             June 12, 1995 between HCA, the Aurora Metropolitan Exposition, Auditorium and Office Building Authority and the City of Aurora. (Exhibit 10.36)
   #10.15 -- Hollywood Casino Corporation 1996 Long-Term Incentive Plan, as
             amended.  (Exhibit 10.28)
   #10.16 -- Hollywood Casino Corporation 1996 Non-Employee Director Stock
             Plan.  (Exhibit 10.29)
  ##10.17 -- Employment Agreement dated as of January 1, 2000 by and between
             HCC and Paul C. Yates.  (Exhibit 10.20)
 ###10.18 -- Management and Administrative Services Agreement dated as of
             October 1, 1998 by and between HCC and Greate Bay Casino Corporation. (Exhibit 10.31)
 ###10.19 -- Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-Louisiana, Inc., Sodak Gaming, Inc. and Sodak Louisiana, L.L.C. (Exhibit 10.32)
   +10.20 -- Amended and Restated Federal Income Tax Sharing Agreement dated
             August 10, 1999 by and among HCC, HWCC Development Corporation, Hollywood Management, Inc., HCT, Golf, HCA, HWCC-Shreveport, Inc., HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation, Inc., HCS I, Inc. and HCS II, Inc. (Exhibit 10.16)
  ++10.21 -- Completion Capital Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, HCL, HCS I, Inc., HCS II, Inc. and HCC. (Exhibit 10.2)
  ++10.22 -- Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.3)
   +10.23 -- Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.4)
   +10.24 -- Employment Agreement, dated August 4, 1999, by and between HWCC
             Development Corporation and Juris Basens. (Exhibit 10.6)
   +10.25 -- Compromise Agreement, dated September 15, 1998, by and among Hilton
             New Orleans Corporation, New Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint Venture and the City of New Orleans. (Exhibit 10.7)
   +10.26 -- Loan and Settlement Agreement, dated January 16, 1998, by and among
             New Orleans Paddlewheels, Inc., Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and Hilton New Orleans Corporation. (Exhibit 10.11)
   +10.27 -- Retail Space Lease, executed as of June 3, 1999 by and between QNOV and Red River Entertainment Company, L.L.C. (Exhibit 10.12)
   +10.28 -- Ground Lease, dated May 19, 1999, by and between the City of
             Shreveport, Louisiana and QNOV.  (Exhibit 10.13)
   +10.29 -- Marine Services Agreement dated September 22, 1998 between
             QNOV and Shreveport Paddlewheels, L.L.C.  (Exhibit 10.17)
   +10.30 -- Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint Venture, HCL, and Sodak, L.L.C. (Exhibit 10.18) +10.31 -- Loan Agreement dated August 10, 1999 between Shreveport
             Paddlewheels, L.L.C. and HCL. (Exhibit 10.19)
   +10.32 -- Promissory note dated August 10, 1999 in the original principal amount of $1,000,000 made by Shreveport Paddlewheels, L.L.C., as Borrower to HCL, as Lender. (Exhibit 10.20)
   +10.33 -- Security Agreement dated August 10, 1999 made by Shreveport
             Paddlehwheels, L.L.C., as Debtor, in favor of HCL, as Secured Party. (Exhibit 10.21)

   +10.34 -- Guaranty Agreement dated August 10, 1999 made by New Orleans
             Paddlewheels, L.L.C. in favor of HCL.  (Exhibit 10.22)
   +10.35 -- Contribution and Assumption Agreement dated July 21, 1999 among
             HCL, HCS I, Inc., HCS II, Inc. and Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)
     21.1 -- Subsidiaries of HCC.


___________________

        * Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10 filed with the SEC on May 28, 1992 by PRT Corporation (now know as HCC).

       ** Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10, as amended, filed with the SEC on August 13, 1992 by HCC.

      *** Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

        @ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for HCC as filed with the SEC on April 8, 1994.

       @@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC -Tunica, Inc. as filed with the SEC on September 29, 1994.

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

       ## Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      ### Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31 1998 .

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