Form 10-Q
period 2001-03-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2001-05-15
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001
                              -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number       33-48887
                       --------------------


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

               Delaware                                          75-2352412
                 Texas                                           75-2513808
----------------------------------------                   ---------------------
   (States or other jurisdictions of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.'s)

     Two Galleria Tower, Suite 2200
         13455 Noel Road, LB 48
             Dallas, Texas                                               75240
----------------------------------------                   ---------------------
(Address of principal executive offices)                          (Zip Code)


(Registrants' telephone number, including area code)            (972) 392-7777
                                                      --------------------------

                               (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes   X     No
                                                         -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Registrant                        Class               Outstanding at May 11, 2001
------------------------------  ------------------------------  ---------------------------
 Hollywood Casino Corporation   Common Stock, $.0001 par value       24,996,676 Shares
      HWCC-Tunica, Inc.          Common Stock, $.01 par value          1,000 Shares

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


Part I: Financial Information
-----------------------------

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

     During May 1999, HCC issued $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT, Shreveport Management and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (1) substantially all of the assets of HCT,
(2) a limited lien on substantially all of the assets of HCA and (3) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein. Shreveport Management's only source of revenues is management fees earned from the Shreveport Casino. Shreveport Management has no significant operations, assets or liabilities; accordingly, separate financial statements are not included herein because management has determined that such information is not material to investors. HCL has been designated an "Unrestricted Subsidiary" of HCC and the operations of the Shreveport Casino, other than management fees paid to Shreveport Management, do not provide credit support for the Senior Secured Notes.

     Proceeds of the debt offering were used to refinance previously outstanding debt, to fund a portion of HCC's equity investment in the Shreveport Casino and, during October 1999, to purchase and terminate the management and consulting agreements on the Aurora Casino and Tunica Casino. The

Company also plans to use proceeds from the debt offering for an expansion of the Aurora Casino's operating facilities.

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

     The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

     The consolidated financial statements and financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of March 31, 2001, and the results of their operations and cash flows for the three month periods ended March 31, 2001 and 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 2000 Annual Report on Form 10-K.

     Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality and it is likely that the Shreveport Casino will also experience seasonality. Consequently, the results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
May 8, 2001

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      March 31,
                                                        2001         December 31,
                                                     (Unaudited)         2000
                                                     -------------   -------------
Current Assets:
 Cash and cash equivalents                           $ 163,120,000   $ 155,570,000
 Receivables, net of allowances of
  $2,815,000 and $2,668,000, respectively                6,820,000       5,552,000
 Inventories                                             3,727,000       3,603,000
 Deferred income taxes                                   2,574,000       3,054,000
 Refundable deposits and other
  current assets                                         3,205,000       4,153,000
 Due from affiliates, net of valuation allowances        6,491,000       6,661,000
                                                     -------------   -------------

  Total current assets                                 185,937,000     178,593,000
                                                     -------------   -------------

Property and Equipment:
 Land                                                    9,640,000       9,594,000
 Buildings and improvements                            224,252,000     222,637,000
 Riverboats and barges                                  89,797,000      89,421,000
 Operating equipment                                   137,442,000     134,362,000
 Construction in progress                                3,887,000       4,849,000
                                                     -------------   -------------

                                                       465,018,000     460,863,000

 Less - accumulated depreciation
  and amortization                                    (113,885,000)   (105,406,000)
                                                     -------------   -------------

  Net property and equipment                           351,133,000     355,457,000
                                                     -------------   -------------

Cash restricted for construction projects                        -       9,530,000
                                                     -------------   -------------

Other Assets:
 Deferred financing costs                               14,147,000      14,875,000
 Land rights                                             6,792,000       6,843,000
 Other assets                                           12,511,000      12,602,000
                                                     -------------   -------------

  Total other assets                                    33,450,000      34,320,000
                                                     -------------   -------------

                                                     $ 570,520,000   $ 577,900,000
                                                     =============   =============

   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                        March 31,
                                                          2001         December 31,
                                                       (Unaudited)         2000
                                                       -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                        $  15,878,000   $  16,493,000
 Note payable                                              2,499,000       2,499,000
 Accounts payable                                         16,091,000      22,177,000
 Accrued liabilities -
  Salaries and wages                                       6,822,000       9,657,000
  Interest                                                23,862,000      18,067,000
  Gaming and other taxes                                  11,032,000       3,229,000
  Insurance                                                3,060,000       2,816,000
  Other                                                    6,684,000       5,398,000
 Federal income taxes payable                              3,299,000       3,299,000
 Other current liabilities                                 4,564,000       3,560,000
                                                       -------------   -------------

  Total current liabilities                               93,791,000      87,195,000
                                                       -------------   -------------

Long-Term Debt                                           510,446,000     510,868,000
                                                       -------------   -------------

Capital Lease Obligations                                 35,159,000      37,861,000
                                                       -------------   -------------

Other Noncurrent Liabilities                               5,578,000       5,658,000
                                                       -------------   -------------

Commitments and Contingencies (Note 9)

Minority Interest                                          2,141,000       2,078,000
                                                       -------------   -------------

Shareholders' Deficit:
 Common Stock -
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,997,000
   shares issued and outstanding                               2,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                 -               -
 Additional paid-in capital                              217,030,000     217,030,000
 Accumulated deficit                                    (293,627,000)   (282,792,000)
                                                       -------------   -------------

  Total shareholders' deficit                            (76,595,000)    (65,760,000)
                                                       -------------   -------------

                                                       $ 570,520,000   $ 577,900,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                             ----------------------------
                                                                 2001           2000
                                                             ------------   ------------
Revenues:
 Casino                                                      $122,048,000   $ 80,465,000
 Rooms                                                          5,345,000      2,457,000
 Food and beverage                                             14,861,000      7,938,000
 Other                                                          2,423,000      1,099,000
                                                             ------------   ------------

                                                              144,677,000     91,959,000
 Less - promotional allowances                                (27,578,000)   (16,507,000)
                                                             ------------   ------------

   Net revenues                                               117,099,000     75,452,000
                                                             ------------   ------------

Expenses:
 Casino                                                        84,952,000     47,913,000
 Rooms                                                            880,000        170,000
 Food and beverage                                              5,309,000      2,361,000
 Other                                                          1,665,000        346,000
 General and administrative                                     9,072,000      5,454,000
 Depreciation and amortization                                  9,381,000      3,268,000
 Preopening                                                             -        396,000
 Development                                                      166,000        230,000
                                                             ------------   ------------

    Total expenses                                            111,425,000     60,138,000
                                                             ------------   ------------

Income from operations                                          5,674,000     15,314,000
                                                             ------------   ------------

Non-operating income (expense):
 Interest income                                                1,690,000      3,169,000
 Interest expense, net of capitalized interest of
  $22,000 and $1,400,000, respectively                        (17,340,000)   (15,080,000)
 Equity in losses of unconsolidated affiliates                   (117,000)       (22,000)
 (Loss) gain on disposal of assets                                (66,000)         1,000
                                                             ------------   ------------

   Total non-operating expense, net                           (15,833,000)   (11,932,000)
                                                             ------------   ------------

(Loss) income before income taxes and other item              (10,159,000)     3,382,000
Income tax provision                                             (294,000)      (570,000)
                                                             ------------   ------------

(Loss) income before other item                               (10,453,000)     2,812,000
Minority interest in Hollywood Casino Shreveport (Note 1)        (382,000)             -
                                                             ------------   ------------

Net (loss) income                                            $(10,835,000)  $  2,812,000
                                                             ============   ============

Basic and diluted net (loss) income per common share                $(.43)          $.11
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                               2001           2000
                                                           ------------   ------------

OPERATING ACTIVITIES:
 Net (loss) income                                         $(10,835,000)  $  2,812,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization, including accretion
   of debt discount                                          10,152,000      3,843,000
  Loss (gain) on disposal of assets                              66,000         (1,000)
  Minority interest in Hollywood Casino Shreveport              382,000              -
  Equity in losses of unconsolidated affiliates                 117,000         22,000
  Provision for doubtful accounts                               489,000        292,000
  Deferred income taxes                                        (117,000)        37,000
  Increase in accounts receivable                            (1,757,000)      (672,000)
  Increase in accounts payable and accrued expenses           6,207,000     14,185,000
  Net change in other current assets and liabilities          1,998,000        824,000
  Net change in other noncurrent assets and liabilities         587,000        (74,000)
                                                           ------------   ------------

   Net cash provided by operating activities                  7,289,000     21,268,000
                                                           ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (5,120,000)   (30,029,000)
 Net change in restricted cash                                9,530,000     14,151,000
 Proceeds from disposal of assets                                48,000          1,000
 Investments in unconsolidated affiliates                       (96,000)             -
                                                           ------------   ------------

 Net cash provided by (used in) investing activities          4,362,000    (15,877,000)
                                                           ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                             -        104,000
 Deferred financing costs                                             -     (1,426,000)
 Repayments of long-term debt                                (1,122,000)      (814,000)
 Payments on capital lease obligations                       (2,660,000)      (147,000)
 Issuance of common stock                                             -          4,000
 Limited partner distributions                                 (319,000)             -
                                                           ------------   ------------

  Net cash used in financing activities                      (4,101,000)    (2,279,000)
                                                           ------------   ------------

  Net increase in cash and cash equivalents                   7,550,000      3,112,000
  Cash and cash equivalents at beginning of period          155,570,000    115,351,000
                                                           ------------   ------------

  Cash and cash equivalents at end of period               $163,120,000   $118,463,000
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

     In September 1998, a joint venture in which HCL was a partner (the "Shreveport Partnership") received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. As a result, HCL obtained an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest in the event the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. Accordingly, the Shreveport Partnership is included in the consolidated financial statements of HCC. The remaining joint venture partner's interest is reflected as minority interest on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

     The accompanying consolidated financial statements also reflect HCT's one-third investment in Tunica Golf Course LLC and the Shreveport Casino's 50% interest in Shreveport Golf Company under the equity method of accounting. Tunica Golf Course LLC was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course was completed and opened for play in November 1998. Shreveport Golf

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


Company was organized in 2000 to develop and operate a golf course to be used by patrons of the Shreveport Casino and is currently under construction.

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

     The consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

     During January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus requiring that the "cash-back" feature of a customer loyalty program should be reported as a reduction in net revenues rather than as an expense. The Company, as required, adopted the provisions of this new guidance effective with the first quarter of 2001. During April 2001, the EITF concluded that other cash and non-cash incentives offered to patrons should also be reflected as a reduction in net revenues rather than as an expense. These new provisions are required to be adopted for periods beginning after December 15, 2001 with earlier adoption encouraged. The new presentation requirements have been adopted by the Company with respect to other cash incentives effective with the first quarter of 2001. Accordingly, all such costs for the current and prior year periods are now included in the accompanying consolidated statements of operations as promotional allowances instead of casino expenses. The changes result only in a reclassification within the consolidated statements of operations and do not affect consolidated income from operations or net (loss) income. The requirements with respect to non-cash incentives are presently under review by management and will be adopted at a later date.

(2)  Earnings per common share

     Basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net (loss) income by the weighted average number of shares of common stock and potential common shares outstanding.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)




     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:


                                        Three Months Ended
                                             March 31,
                                       ----------------------
                                          2001        2000
                                       ----------  ----------
Shares used in the calculation of:

Basic net (loss) income per share      24,996,676  24,951,036
Diluted net (loss) income per share    24,996,676  26,226,754

     No potential common shares were included in the calculation of diluted earnings per share for the three month period ended March 31, 2001 as the inclusion of such shares would be antidilutive due to the net loss incurred during the period. The number of shares used in the calculation of diluted earnings per share for the three month period ended March 31, 2000 has been adjusted to include potential common shares arising from stock options held by certain employees and directors; however, the calculation excludes certain options to purchase common stock which would be antidilutive to the diluted earnings per share calculation. The weighted average number of potential common shares and options excluded was 2,038,663 and 26,346, respectively, for the three month periods ended March 31, 2001 and 2000.

(3)  Change in Depreciable Lives

     On February 26, 2001, the Company announced the commencement of a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The Aurora Casino expansion, as currently planned, is projected to cost between $75,000,000 and $80,000,000 and is expected to be completed and opened during the summer of 2002. HCA received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40,000,000 of the estimated project costs for the proposed Aurora Casino expansion were obtained from HCC's issuance of the Senior Secured Notes (see Note 4(a)) with the remainder to come from cash on hand and cash available from operations.

     As a result of such plans, management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets exists and no write down of its assets is required. The Aurora Casino has prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets ($31,431,000 at March 31, 2001) to their estimated net realizable value at the time they are expected to be removed from service. Consequently, depreciation expense during the three month period ended March 31, 2001 subsequent to the announcement of the expansion project increased by $2,148,000; such additional depreciation is expected to amount to approximately $19.3 million during the remainder of 2001.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



(4)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.


                                                           March 31,    December 31,
                                                             2001           2000
                                                         ------------   ------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)               $310,000,000   $310,000,000
 Floating rate Senior Secured Notes, due 2006 (a)          50,000,000     50,000,000
 Promissory note due to affiliate (Note 8)                  1,893,000      1,893,000
                                                         ------------   ------------

                                                          361,893,000    361,893,000
                                                         ------------   ------------
Indebtedness of HCA:
 Promissory notes to bank (b)                                 933,000      1,145,000
                                                         ------------   ------------

Indebtedness of HCT :
 Equipment loans (c)                                          929,000      1,188,000
 Bank credit facility (d)                                      39,000         89,000
                                                         ------------   ------------

                                                              968,000      1,277,000
                                                         ------------   ------------
Indebtedness of HCL which is non-recourse to HCC:
 13% Shreveport First Mortgage Notes, with contingent
    interest, due 2006 (e)                                150,000,000    150,000,000
 Note payable, net of discount of $44,000
    and $87,000, respectively(f)                            1,356,000      1,913,000
     Other                                                     32,000         33,000
                                                         ------------   ------------

                                                          151,388,000    151,946,000
                                                         ------------   ------------

 Total indebtedness                                       515,182,000    516,261,000
  Less - current maturities                                (4,736,000)    (5,393,000)
                                                         ------------   ------------

   Total long-term debt                                  $510,446,000   $510,868,000
                                                         ============   ============

----------------------------------------
(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes has been adjusted from 12.41% per annum effective November 1, 1999, to 12.89% effective May 1, 2000, to 13% effective November 1, 2000 and to 10.51% effective May 1, 2001. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and, during October 1999, to acquire and terminate management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino (see Note 3). Interest on the Senior Secured Notes is payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



     on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in (2) above is currently $66,007,000.

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

     The indenture for the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, Shreveport Management or any future guarantor; or enter into certain transactions with affiliates. The indenture also requires certain financial reporting information (see Note
     10).

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

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 12.3% per annum and mature at various dates in 2001and 2003.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(e) During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC.

     Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5,000,000 for any four consecutive fiscal quarters. No contingent interest was incurred during the three month period ended March 31, 2001. Accrued contingent interest amounted to $77,000 at both March 31, 2001 and December 31, 2000. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority secured interest in substantially all of the Shreveport Partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35,000,000 of financing has been or may be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

(f) In September 1998, HCC and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with moving the licensed site to Shreveport, the current and former partners negotiated a settlement with the City of New Orleans which, among other things, required that one of the former partners pay $5,000,000 to the City. The current partners agreed that the Shreveport Casino would pay the City an additional $5,000,000 upon securing financing for construction of the project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would, contingent on securing financing, reimburse the former partner $2,000,000 of the amount it paid to the City; such repayment is being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Scheduled payments of long-term debt as of March 31, 2001 are set forth below:


     2001 (nine months)                    $  4,358,000
     2002                                       602,000
     2003                                       178,000
     2004                                        82,000
     2005                                         6,000
     Thereafter                             510,000,000
                                           ------------

         Total                             $515,226,000
                                           ============

     Interest paid, net of amounts capitalized, amounted to $10,773,000 and $8,274,000, respectively, during the three month periods ended March 31, 2001 and 2000.

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

     The Shreveport Partnership entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, the Shreveport Partnership paid only interest on outstanding borrowings together with a fee of
 .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4% (currently 8.9%) over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes (see Note 4).

     The Tunica Casino previously leased certain gaming and other equipment under capital lease agreements which expired in 1997. No future payment obligations exist with respect to these capital leases although the equipment remains in use.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Assets under capital leases and the related accumulated amortization are included on the accompanying consolidated balance sheet as follows:


                                     March 31,    December 31,
                                       2001           2000
                                   ------------   ------------

Buildings                          $ 27,358,000   $ 27,358,000
Operating equipment                  36,219,000     36,219,000
                                   ------------   ------------

                                     63,577,000     63,577,000
Less - accumulated amortization     (13,135,000)   (11,579,000)
                                   ------------   ------------

                                   $ 50,442,000   $ 51,998,000
                                   ============   ============

     Amortization expense with respect to these assets amounted to $1,556,000 and $227,000, respectively, during the three month periods ended March 31, 2001 and 2000.

     Future minimum lease payments under capital lease obligations as of March 31, 2001 are as follows:

          2001 (nine months)                    $ 11,337,000
          2002                                    14,090,000
          2003                                    13,216,000
          2004                                     2,677,000
          2005                                     2,477,000
          Thereafter                              16,262,000
                                                ------------

          Total minimum lease payments            60,059,000
          Less amount representing interest      (13,758,000)
                                                ------------
          Present value of future
            minimum lease payments                46,301,000
          Current capital lease obligation       (11,142,000)
                                                ------------

          Long-term capital lease obligation    $ 35,159,000
                                                ============

(6)  Cash Restricted for Construction Project

     Cash restricted for construction project consisted of investments in government securities which were to be used for specified purposes and which were purchased with net proceeds from the Shreveport First Mortgage Notes (see
Note 4) as required by the indenture for the Shreveport First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the Shreveport First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at December 31, 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(7)  Income Taxes

     Components of HCC's provision for income taxes consist of the following:


                                     Three Months Ended
                                          March 31,
                                  -------------------------
                                      2001        2000
                                  -----------   -----------
Current:
  Federal                         $       -     $       -
  State provision                    (411,000)     (556,000)
Deferred:
  Federal benefit (provision)       3,916,000      (971,000)
  State benefit (provision)         1,368,000       (14,000)
 Change in valuation allowance     (5,167,000)      971,000
                                  -----------   -----------

                                  $  (294,000)  $  (570,000)
                                  ===========   ===========

     No federal income tax payments were made during the three month period ended March 31, 2001; federal tax payments of $35,000 were made during the three month period ended March 31, 2000. Current federal income taxes for the three month period ended March 31, 2000 were offset through the use of available tax net operating loss carryforwards ("NOL's"). State income tax payments of $9,000 and $175,000, respectively, were made during the three month periods ended March 31, 2001 and 2000.

     At March 31, 2001, HCC and its subsidiaries have NOL's for federal income tax purposes totaling approximately $54,000,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $5,018,000 and $781,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $5,649,000 and $5,532,000 at March 31, 2001 and December 31, 2000, respectively.

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional estimated current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 through 1998. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(8)  Transactions with Related Parties

     As partial consideration for its April 1, 1997 acquisition of the general partnership interest in the entity which held the management contract for the Aurora Casino, HCC issued a five-year note in the original amount of $3,800,000 to PPI Corporation. The note payable to PPI Corporation was amended as of October 1999 to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through June 1, 2001 while negotiations continue between GBCC and HCC to restructure certain indebtedness owed by GBCC to HCC. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of July 1, 2001. The indebtedness owed by GBCC to HCC includes, among other things, demand notes with an outstanding principal balance of $5,704,000 at March 31, 2001 and other deferred interest notes with a final maturity value of $47,603,000. The deferred interest notes have been fully reserved by HCC.

(9)  Commitments and Contingencies

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at March 31, 2001. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

(10) Unrestricted Subsidiaries

     Under the terms of the indenture to the Senior Secured Notes (see Note 4), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries; HWCC-Holdings, Inc. and HWCC-Golf Course Partners, Inc. The following presentation summarizes the financial position and results of operations of the Company reflecting its

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.


                            Condensed Balance Sheet
           Equity Method for Investment in Unrestricted Subsidiaries
                                March 31, 2001
                            (amounts in thousands)

Current Assets:                                                            Current Liabilities:
Cash and cash items                                      $138,973          Current maturities of long-
Accounts receivable, net of allowance                                      term debt and capital leases           $   4,516
 of $2,616                                                  4,483          Accounts payable and accrued
Inventories                                                 1,664          liabilities                               49,773
Prepaid expenses and other current assets                   4,867          Other current liabilities                  2,909
Due from affiliates                                         6,491                                                 ---------
                                                         --------                                                    57,198
                                                          156,478                                                 ---------
                                                         --------
Investment in and advances to                                              Long-term debt                           360,420
 Unrestricted Subsidiaries                                 22,414                                                 ---------
                                                         --------
                                                                           Capital lease obligations                 17,659
                                                                                                                  ---------
Property and equipment, net of
 accumulated depreciation and                                              Other noncurrent liabilities               5,461
 amortization of $109,488                                 160,872                                                 ---------
                                                         --------
                                                                           Shareholders' deficit:
Other Assets:                                                              Common stock                                   2
Deferred finance costs                                      8,539          Additional paid-in capital               217,030
Other assets                                               15,840          Accumulated deficit                     (293,627)
                                                         --------                                                 ---------
                                                           24,379                                                   (76,595)
                                                         --------                                                 ---------

                                                         $364,143                                                 $ 364,143
                                                         ========                                                 =========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)




                      Condensed Statements of Operations
           Equity Method for Investment in Unrestricted Subsidiaries
                    Three Month Period Ended March 31, 2001
                            (amounts in thousands)

Net revenues                                     $ 80,116
                                                 --------

Expenses:
 Departmental expenses                             53,858
 General and administrative                         5,299
 Depreciation and amortization                      5,495
 Development                                          166
                                                 --------

    Total expenses                                 64,818
                                                 --------

Income from operations                             15,298
Non-operating expense, net                        (10,004)
                                                 --------

Income before taxes and other item                  5,294
Provision for taxes                                  (294)
                                                 --------

Income before other item                            5,000
Equity in losses of unrestricted subsidiaries     (15,835)
                                                 --------

Net loss                                         $(10,835)
                                                 ========


(11) Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed balance sheet of Hollywood Casino-Aurora, Inc. as of March 31, 2001, and the related condensed statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Hollywood Casino-Aurora, Inc. as of December 31, 2000, and the related statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
May 8, 2001

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                                    ASSETS


                                                       March 31,
                                                         2001       December 31,
                                                     (Unaudited)       2000
                                                     ------------   ------------

Current Assets:
 Cash and cash equivalents                           $ 35,189,000   $ 21,164,000
 Accounts receivable, net of allowances
  of $915,000 and $942,000, respectively                1,154,000      1,188,000
 Inventories                                              877,000        997,000
 Deferred income taxes                                  1,941,000      1,958,000
 Due from affiliates                                       59,000        129,000
 Prepaid expenses and other current assets                860,000      1,033,000
                                                     ------------   ------------

  Total current assets                                 40,080,000     26,469,000
                                                     ------------   ------------

Property and Equipment:
 Land improvements                                      3,167,000      3,167,000
 Buildings and improvements                            46,205,000     46,205,000
 Riverboats and barge                                  42,358,000     42,377,000
 Operating equipment                                   42,679,000     42,996,000
 Construction in progress                               2,621,000      2,137,000
                                                     ------------   ------------

                                                      137,030,000    136,882,000
 Less - accumulated depreciation and amortization     (57,875,000)   (54,782,000)
                                                     ------------   ------------

  Net property and equipment                           79,155,000     82,100,000
                                                     ------------   ------------

Other Assets                                            2,190,000      2,213,000
                                                     ------------   ------------

                                                     $121,425,000   $110,782,000
                                                     ============   ============



     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY

                                              March 31,
                                                2001       December 31,
                                            (Unaudited)       2000
                                            ------------   ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $  1,715,000   $  1,847,000
 Accounts payable                              1,978,000      1,659,000
 Accrued liabilities -
  Salaries and wages                           1,840,000      2,819,000
  Interest                                     3,766,000      1,756,000
  Gaming and other taxes                       7,734,000      1,573,000
  Insurance                                      661,000        746,000
  Other                                        1,842,000      1,865,000
 Due to affiliates                             4,567,000        482,000
 Other current liabilities                     1,206,000      1,361,000
                                            ------------   ------------

  Total current liabilities                   25,309,000     14,108,000
                                            ------------   ------------

Long-Term Debt                                66,367,000     66,405,000
                                            ------------   ------------

Capital Lease Obligations                     17,659,000     17,861,000
                                            ------------   ------------

Deferred Income Taxes                          5,464,000      6,218,000
                                            ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                   15,000         15,000
 Additional paid-in capital                   25,541,000     25,541,000
 Accumulated deficit                         (18,930,000)   (19,366,000)
                                            ------------   ------------

  Total shareholder's equity                   6,626,000      6,190,000
                                            ------------   ------------

                                            $121,425,000   $110,782,000
                                            ============   ============


     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                  -------------------------
                                                      2001          2000
                                                  -----------   -----------

Revenues:
 Casino                                           $57,121,000   $53,832,000
 Food and beverage                                  3,864,000     3,842,000
 Other                                                760,000       751,000
                                                  -----------   -----------

                                                   61,745,000    58,425,000
 Less - promotional allowances                     (8,390,000)   (7,778,000)
                                                  -----------   -----------

 Net revenues                                      53,355,000    50,647,000
                                                  -----------   -----------

Expenses:
 Casino                                            32,894,000    30,841,000
 Food and beverage                                  1,418,000     1,235,000
 Other                                                176,000       218,000
 General and administrative                         1,141,000     1,481,000
 Depreciation and amortization                      3,943,000     1,756,000
                                                  -----------   -----------

  Total expenses                                   39,572,000    35,531,000
                                                  -----------   -----------

Income from operations                             13,783,000    15,116,000
                                                  -----------   -----------

Non-operating income (expense):
 Interest income                                      228,000       222,000
 Interest expense, net of capitalized interest
  of $22,000 in 2001                               (2,212,000)   (2,268,000)
 (Loss) gain on disposal of assets                    (67,000)        1,000
                                                  -----------   -----------


  Total non-operating expense, net                 (2,051,000)   (2,045,000)
                                                  -----------   -----------

Income before income taxes                         11,732,000    13,071,000

Income tax provision                               (4,180,000)   (4,842,000)
                                                  -----------   -----------

Net income                                        $ 7,552,000   $ 8,229,000
                                                  ===========   ===========


     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                             Three Months Ended
                                                                   March 31,
                                                          -------------------------
                                                              2001          2000
                                                          -----------   -----------

OPERATING ACTIVITIES:
 Net income                                               $ 7,552,000   $ 8,229,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                             3,943,000     1,756,000
  Provision for doubtful accounts                              45,000        75,000
  Loss (gain) on disposal of assets                            67,000        (1,000)
  Deferred income tax (benefit) provision                    (737,000)      143,000
  Increase in receivables                                     (11,000)     (223,000)
  Increase in accounts payable and accrued liabilities      7,403,000     7,472,000
  Net change in affiliate accounts                          4,155,000     4,069,000
  Net change in other current assets and liabilities          138,000      (259,000)
  Net change in other assets and liabilities                   23,000       (45,000)
                                                          -----------   -----------

 Net cash provided by operating activities                 22,578,000    21,216,000
                                                          -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                       (1,113,000)     (494,000)
 Proceeds from sale of assets                                  48,000         1,000
                                                          -----------   -----------

 Net cash used in investing activities                     (1,065,000)     (493,000)
                                                          -----------   -----------

FINANCING ACTIVITIES:
 Repayments of debt                                          (212,000)     (196,000)
 Payments on capital lease obligations                       (160,000)     (147,000)
 Dividends                                                 (7,116,000)   (6,889,000)
                                                          -----------   -----------

 Net cash used in financing activities                     (7,488,000)   (7,232,000)
                                                          -----------   -----------

 Net increase in cash and cash equivalents                 14,025,000    13,491,000
 Cash and cash equivalents at beginning of period          21,164,000    22,148,000
                                                          -----------   -----------

 Cash and cash equivalents at end of period               $35,189,000   $35,639,000
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

     The financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

     During January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus requiring that the "cash-back" feature of a customer loyalty program should be reported as a reduction in net revenues rather than as an expense. HCA, as required, adopted the provisions of this new guidance effective with the first quarter of 2001. During April 2001,

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


the EITF concluded that other cash and non-cash incentives offered to patrons should also be reflected as a reduction in net revenues rather than as an expense. These new provisions are required to be adopted for periods beginning after December 15, 2001 with earlier adoption encouraged. The new presentation requirements have been adopted by HCA with respect to other cash incentives effective with the first quarter of 2001. Accordingly, all such costs for the current and prior year periods are now included in the accompanying statements of operations as promotional allowances instead of casino expenses. The changes result only in a reclassification within the statements of operations and do not affect income from operations or net income. The requirements with respect to non-cash incentives are presently under review by management and will be adopted at a later date.

(2)  Change in Depreciable Lives

     On February 26, 2001, HCA announced the commencement of a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The Aurora Casino expansion, as currently planned, is projected to cost between $75,000,000 and $80,000,000 and is expected to be completed and opened during the summer of 2002. HCA received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40,000,000 of the estimated project costs for the proposed Aurora Casino expansion will be obtained under HCA's available intercompany borrowings from HCC (see Note 3(a)) with the remainder to come from cash on hand and cash available from operations.

     As a result of such plans, management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets exists and no write down of its assets is required. The Aurora Casino has prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets ($31,431,000 at March 31, 2001) to their estimated net realizable value at the time they are expected to be removed from service. Consequently, depreciation expense during the three month period ended March 31, 2001 subsequent to the announcement of the expansion project increased by $2,148,000; such additional depreciation is expected to amount to approximately $19.3 million during the remainder of 2001.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)




(3)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:


                                            March 31,    December 31,
                                              2001           2000
                                           -----------    -----------

 11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                         $66,007,000    $66,007,000
 Promissory notes to bank (b)                  933,000      1,145,000
                                           -----------    -----------

 Total indebtedness                         66,940,000     67,152,000
 Less - current maturities                    (573,000)      (747,000)
                                           -----------    -----------

 Total long-term debt                      $66,367,000    $66,405,000
                                           ===========    ===========

---------------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $29,007,000 replaced a previous intercompany note with HCC which accrued interest at the rate of 12.75%. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract. HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable each October 15 and April 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The lien is limited to the outstanding principal amount on the intercompany note to HCC.

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

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     As of March 31, 2001, future maturities of long-term debt are as follows:

          2001 (nine months)    $   535,000
          2002                      156,000
          2003                      168,000
          2004                       74,000
          2005                            -
       Thereafter                66,007,000
                                -----------

                                $66,940,000
                                ===========

     Interest paid for the three month periods ended March 31, 2001 (net of capitalized interest) and 2000 amounted to $202,000 and $257,000, respectively.

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

     The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both March 31, 2001 and December 31, 2000 in the amount of $27,358,000. Amortization expense with respect to these assets amounted to $227,000 during each of the three month periods ended March 31, 2001 and 2000. Accumulated amortization at March 31, 2001 and December 31, 2000 with respect to these assets amounted to $7,861,000 and $7,634,000, respectively.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     Future minimum lease payments under capital lease obligations as of March 31, 2001 are as follows:

    2001 (nine months)                                            $  2,168,000
    2002                                                             2,643,000
    2003                                                             2,660,000
    2004                                                             2,677,000
    2005                                                             2,477,000
    Thereafter                                                      16,262,000
                                                                  ------------

    Total minimum lease payments                                    28,887,000
    Less amount representing interest                              (10,086,000)
                                                                  ------------

    Present value of future
     minimum lease payments                                         18,801,000
    Current capital lease obligation                                (1,142,000)
                                                                  ------------

    Long-term capital lease obligation                            $ 17,659,000
                                                                  ============

(5)  Income Taxes

     HCA's provision for income taxes consists of the following:


                                                                      Three Months Ended
                                                                            March 31,
                                                                  ---------------------------
                                                                      2001          2000
                                                                  ------------   ------------
 Current provision:
  Federal                                                         $ (4,506,000)  $(4,143,000)
  State                                                               (411,000)     (556,000)
 Deferred benefit (provision):
  Federal                                                              620,000      (129,000)
  State                                                                117,000       (14,000)
                                                                  ------------   -----------

                                                                  $ (4,180,000)  $(4,842,000)
                                                                  ============   ===========

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid no federal income taxes during either of the three month periods ended March 31, 2001 or 2000. HCA paid state income taxes of $9,000 and $175,000, respectively, during the three month periods ended March 31, 2001 and 2000.

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 as they pertain to HCA. The intercompany tax obligation under the tax sharing agreement and the net deferred tax liability have been adjusted to reflect the results of such examination. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 through 1998. Management believes that the results of such

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


examination will not have a material adverse effect on the financial position or results of operations of HCA.

(6)  Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Tunica, Inc. and subsidiary as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of HWCC-Tunica, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
May 8, 2001

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                        March 31,
                                                          2001       December 31,
                                                      (Unaudited)       2000
                                                      ------------   ------------
Current Assets:
 Cash and cash equivalents                            $ 18,964,000   $ 16,038,000
 Accounts receivable, net of allowances of
  $1,701,000 and $1,636,000, respectively                3,202,000      3,295,000
 Inventories                                               787,000        780,000
 Deferred income taxes                                   1,647,000      1,403,000
 Prepaid expenses and other current assets               1,104,000      1,182,000
 Due from affiliates                                        76,000        163,000
                                                      ------------   ------------

  Total current assets                                  25,780,000     22,861,000
                                                      ------------   ------------

Property and Equipment:
 Land and improvements                                   4,808,000      4,808,000
 Buildings                                              76,701,000     76,701,000
 Barges                                                  2,524,000      2,524,000
 Operating equipment                                    47,212,000     47,019,000
 Construction in progress                                  504,000         91,000
                                                      ------------   ------------

                                                       131,749,000    131,143,000
  Less - accumulated depreciation and amortization     (50,851,000)   (49,408,000)
                                                      ------------   ------------

 Net property and equipment                             80,898,000     81,735,000
                                                      ------------   ------------

Other Assets:
 Land rights                                             6,792,000      6,843,000
 Other assets                                            4,438,000      4,667,000
                                                      ------------   ------------

  Total other assets                                    11,230,000     11,510,000
                                                      ------------   ------------

                                                      $117,908,000   $116,106,000
                                                      ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY



                                             March 31,
                                              2001        December 31,
                                           (Unaudited)        2000
                                           ------------   ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations            $    907,000   $  1,032,000
 Accounts payable                             2,018,000      1,890,000
 Accrued liabilities -
  Salaries and wages                          2,247,000      1,792,000
  Interest                                      437,000        437,000
  Gaming and other taxes                      1,003,000      1,473,000
  Insurance                                   2,112,000      1,986,000
  Other                                       3,438,000      2,856,000
 Other current liabilities                    1,465,000      1,375,000
                                           ------------   ------------

  Total current liabilities                  13,627,000     12,841,000
                                           ------------   ------------

Long-Term Debt                               87,435,000     87,619,000
                                           ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                 -              -
 Additional paid-in capital                  22,637,000     22,637,000
 Accumulated deficit                         (5,791,000)    (6,991,000)
                                           ------------   ------------

  Total shareholder's equity                 16,846,000     15,646,000
                                           ------------   ------------

                                           $117,908,000   $116,106,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                    2001           2000
                                                 -----------   -----------
Revenues:
 Casino                                          $28,208,000   $26,633,000
 Rooms                                             2,913,000     2,457,000
 Food and beverage                                 4,289,000     4,096,000
 Other                                               403,000       348,000
                                                 -----------   -----------

                                                  35,813,000    33,534,000
 Less - promotional allowances                    (9,816,000)   (8,729,000)
                                                 -----------   -----------

   Net revenues                                   25,997,000    24,805,000
                                                 -----------   -----------

Expenses:
 Casino                                           18,058,000    17,072,000
 Rooms                                               267,000       170,000
 Food and beverage                                   859,000     1,126,000
 Other                                               186,000       128,000
 General and administrative                        1,425,000     1,207,000
 Depreciation and amortization                     1,494,000     1,476,000
                                                 -----------   -----------

   Total expenses                                 22,289,000    21,179,000
                                                 -----------   -----------

Income from operations                             3,708,000     3,626,000
                                                 -----------   -----------

Non-operating income (expenses):
 Interest income                                      92,000        43,000
 Interest expense                                 (2,484,000)   (2,520,000)
 Equity in losses of unconsolidated affiliate       (116,000)      (22,000)
                                                 -----------   -----------

   Total non-operating expenses, net              (2,508,000)   (2,499,000)
                                                 -----------   -----------

Income before income taxes                         1,200,000     1,127,000
Income tax provision                                       -             -
                                                 -----------   -----------

Net income                                       $ 1,200,000   $ 1,127,000
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                                2001          2000
                                                            -----------   -----------

OPERATING ACTIVITIES:
 Net income                                                 $ 1,200,000   $ 1,127,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                              1,494,000     1,476,000
   Provision for doubtful accounts                              335,000       217,000
   Deferred income tax benefit                                 (113,000)            -
   Equity in losses of unconsolidated affiliate                 116,000        22,000
   Increase in accounts receivable                             (242,000)     (559,000)
   Increase in accounts payable
     and accrued expenses                                       821,000       466,000
   Net change in other current assets and liabilities           248,000       187,000
   Net change in other noncurrent assets and liabilities        (18,000)       (1,000)
                                                            -----------   -----------

 Net cash provided by operating activities                    3,841,000     2,935,000
                                                            -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                           (606,000)     (769,000)
                                                            -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                             -       104,000
 Repayments of long-term debt                                  (309,000)     (478,000)
                                                            -----------   -----------

 Net cash used in financing activities                         (309,000)     (374,000)
                                                            -----------   -----------

 Net increase in cash and cash equivalents                    2,926,000     1,792,000
 Cash and cash equivalents at beginning of period            16,038,000    10,339,000
                                                            -----------   -----------

 Cash and cash equivalents at end of period                 $18,964,000   $12,131,000
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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

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

     The consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

     During January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus requiring that the "cash-back" feature of a customer loyalty program should be reported as a reduction in net revenues rather than as an expense. HCT, as required, adopted the provisions of this new guidance effective with the first quarter of 2001. During April 2001, the EITF concluded that other cash and non-cash incentives offered to patrons should also be reflected as a reduction in net revenues rather than as an expense. These new provisions are required to be adopted for periods beginning after December 15, 2001 with earlier adoption encouraged. The new presentation requirements have been adopted by HCT with respect to other cash incentives effective with the first quarter of 2001. Accordingly, all such costs for the current and prior year periods are now included in the accompanying consolidated statements of operations as promotional allowances instead of casino expenses. The changes result only in a reclassification within the consolidated statements of operations

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


and do not affect consolidated income from operations or net income. The requirements with respect to non-cash incentives are presently under review by management and will be adopted at a later date.

(2)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                        March 31,   December 31,
                                                          2001          2000
                                                      -----------   -----------

 11.25% Promissory note to HCC due May 1, 2007 (a)    $87,045,000   $87,045,000
 Note payable to HCC (a)                                  329,000       329,000
 Equipment loans (b)                                      929,000     1,188,000
 Bank credit facility (c)                                  39,000        89,000
                                                      -----------   -----------

   Total indebtedness                                  88,342,000    88,651,000
  Less - current maturities                              (907,000)   (1,032,000)
                                                      -----------   -----------

   Total long-term debt                               $87,435,000   $87,619,000
                                                      ===========   ===========

-------------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $84,045,000 replaced previous intercompany notes with HCC which accrued interest at the rate of 12.75%. During October 1999, HCT borrowed the additional $3,000,000 available under the intercompany note as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement. No additional borrowings are available under the 11.25% intercompany note agreement. Interest on advances is payable each April 15 and October 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (2) is currently $66,007,000 and may be increased as a result of additional borrowings up to a maximum of $108,000,000.

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

     Scheduled payments of long-term debt as of March 31, 2001 are set forth below:

               2001 (nine months)    $   723,000
               2002                      242,000
               2003                        3,000
               2004                            -
               2005                            -
               Thereafter             87,374,000
                                     -----------

                 Total               $88,342,000
                                     ===========

     Interest paid amounted to $2,484,000 and $2,520,000, respectively, during the three month periods ended March 31, 2001 and 2000.

(3)  Income Taxes

     HCT's provision for income taxes consists of the following:

                                                    Three Months Ended
                                                          March 31,
                                                   ---------------------
                                                      2001         2000
                                                   ---------   ---------

Provision for current federal income taxes         $(113,000)  $       -
Deferred federal income tax (provision) benefit     (277,000)    389,000
Change in valuation allowance                        390,000    (389,000)
                                                   ---------   ---------

                                                   $       -   $       -
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

                      HWCC - TUNICA, INC. AND SUBSIDIARY
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)




     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no federal or state income taxes during either of the three month periods ended March 31, 2001 or 2000.

     At March 31, 2001, HCT had net operating loss carryforwards ("NOL's") totaling approximately $1,800,000, which do not begin to expire until the year 2019. Additionally, HCT has alternative minimum and other tax credits available totaling $1,098,000 and $341,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 2000 and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, valuation allowances have been established which have resulted in the recording of net deferred tax assets of $2,238,000 and $2,125,000, respectively, at March 31, 2001 and December 31, 2000.

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994 as they pertain to HCT. The intercompany tax receivable under the tax sharing agreement and the net deferred tax asset have been adjusted to reflect the results of such examination. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 through 1998. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCT.

(4)  Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, operating results, cash flows, financial condition, construction and development activities, expansion projects and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "expects", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

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


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                             2001          2000
                                                                        ------------   -----------
Revenues:
 Aurora Casino                                                          $ 53,355,000   $50,647,000
 Tunica Casino                                                            25,997,000    24,805,000
 Shreveport Casino                                                        37,747,000             -
                                                                        ------------   -----------

  Net revenues                                                           117,099,000    75,452,000
                                                                        ------------   -----------

Departmental Expenses:
 Aurora Casino                                                            34,488,000    32,294,000
 Tunica Casino                                                            19,370,000    18,496,000
 Shreveport Casino                                                        38,948,000             -
                                                                        ------------   -----------

  Total departmental expenses                                             92,806,000    50,790,000
                                                                        ------------   -----------

   Departmental profit                                                    24,293,000    24,662,000
                                                                        ------------   -----------

Other Operating Expenses:
 General and administrative                                                9,072,000     5,454,000
 Depreciation and amortization                                             9,381,000     3,268,000
 Preopening                                                                        -       396,000
 Development                                                                 166,000       230,000
                                                                        ------------   -----------

   Total other operating expenses                                         18,619,000     9,348,000
                                                                        ------------   -----------

Income from operations                                                  $  5,674,000   $15,314,000
                                                                        ============   ===========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Aurora Casino
-------------

     Departmental profit from operations at the Aurora Casino is summarized in the following table:

                                                                         Three Months Ended March 31,
                                                                         ---------------------------
                                                                             2001          2000
                                                                         ------------   -----------
Revenues:
 Casino                                                                  $ 57,121,000   $53,832,000
 Food and beverage                                                          3,864,000     3,842,000
 Other                                                                        760,000       751,000
 Promotional allowances                                                    (8,390,000)   (7,778,000)
                                                                         ------------   -----------

  Net revenues                                                             53,355,000    50,647,000
                                                                         ------------   -----------

Departmental Expenses:
 Casino                                                                    32,894,000    30,841,000
 Food and beverage                                                          1,418,000     1,235,000
 Other                                                                        176,000       218,000
                                                                         ------------   -----------

  Total departmental expenses                                              34,488,000    32,294,000
                                                                         ------------   -----------

   Departmental profit                                                   $ 18,867,000   $18,353,000
                                                                         ============   ===========

Departmental profit margin                                                       35.4%         36.2%

     Revenues

     Total gross wagering at the Aurora Casino, as measured by the total value of chips purchased for table games ("drop") and the total amount of coins wagered in slot machines ("handle"), increased by 2.7% during the three month period ended March 31, 2001 compared to the same period of 2000. The increase in gross wagering is primarily attributable to an aggressive marketing program targeted toward slot patrons. Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage."

     The first quarter 2001 increase in casino revenues compared to the prior year period reflects the increase in gross wagering noted above, combined with an increase in the slot machine hold percentage. During the latter part of 2000, the Aurora Casino reconfigured its gaming mix to remove ten table games and replace them with 61 slot machines. Despite fewer table games, table game drop increased during the first quarter of 2001 compared to the same period in 2000; however, a decline in the table game hold percentage to 14.8% in the 2001 period from 16.7% in the 2000 period resulted in an overall decline in table game revenues of approximately 7.2%. Slot machine revenues increased as a result of additional slot machine wagering due, in part, to the increase in the number of slot machines as well as to an increase in the slot hold percentage. Poker revenues also increased slightly during 2001 compared to the prior year period. As a result of the closing of a competitor's poker room in August 2000, the Aurora Casino is now the sole Illinois provider of poker in Chicago-area casinos.

     Food and beverage and other revenues did not change significantly during the first quarter of 2001 compared to the same period in 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Promotional allowances increased during the first quarter of 2001 compared to the prior year period reflecting increases in both cash incentive programs and customer loyalty program awards.

     Departmental Expenses

     The casino expense increase during the first three months of 2001 compared to the prior year period results primarily from additional gaming taxes reflecting the increase in casino revenues as well as to increased marketing and payroll expenses. Gaming taxes increased by $1.3 million in 2001 compared to the prior year period, marketing expenses increased by $414,000 and payroll and benefits increased by $330,000. In addition, allocations of expenses from other operating departments to the casino department increased during the 2001 first quarter period.

     Food and beverage expenses increased during the three month period ended March 31, 2001 compared to the 2000 period. Such increase reflects higher food costs due to, among other things, efforts to upgrade the food quality. Other expenses did not change significantly during 2001 compared to the same period in 2000.

Tunica Casino
-------------

     Departmental profit from operations at the Tunica Casino is summarized in the following table:

                                Three Months Ended March 31,
                                ----------------------------
                                     2001          2000
                                 -----------   -----------
Revenues:
 Casino                          $28,208,000   $26,633,000
 Rooms                             2,913,000     2,457,000
 Food and beverage                 4,289,000     4,096,000
 Other                               403,000       348,000
 Promotional allowances           (9,816,000)   (8,729,000)
                                 -----------   -----------

  Net revenues                    25,997,000    24,805,000
                                 -----------   -----------

Departmental Expenses:
 Casino                           18,058,000    17,072,000
 Rooms                               267,000       170,000
 Food and beverage                   859,000     1,126,000
 Other                               186,000       128,000
                                 -----------   -----------

  Total departmental expenses     19,370,000    18,496,000
                                 -----------   -----------

   Departmental profit           $ 6,627,000   $ 6,309,000
                                 ===========   ===========

Departmental profit margin              25.5%         25.4%

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



     Revenues

     Total gross wagering at the Tunica Casino increased by approximately 1% during the first three months of 2001 compared to the same period in 2000 in spite of the negative impact of severe winter weather during January 2001. Slot machine gross wagering ("handle") at the Tunica Casino increased slightly during the 2001 first quarter period as management continued its refinement of core marketing programs and its emphasis on customer service. Gross wagering on table games ("drop") declined slightly during the 2001 period due primarily to the severe weather. The 5.9% improvement in casino revenues as shown in the above table reflects the overall improvement in total gross wagering coupled with increases in both the slot machine and table games hold percentages.

     Room revenues increased 18.6% during the 2001 period compared to 2000. Hotel occupancy rates increased slightly to 86.1% during the 2001 period from 83.2% in 2000 and the average daily room rate increased to $72 in 2001 from $61 in 2000.

     Food and beverage revenues increased by 4.7% during the first quarter of 2001 compared to the prior year period primarily as a result of increased patron volume and price increases.

     Other revenues increased 15.8% during the three month period ended March 31, 2001 compared to the same period in 2000 due to increases in retail promotional activities. The estimated value of retail items provided to customers without charge is included in other revenues and a corresponding amount is deducted as a promotional allowance (see below).

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Promotional allowances increased by 14% during the 2001 first quarter compared to the same period in 2000. Goods and services provided to patrons without charge increased as a percentage of the associated revenues to 76.7% from 72.4% reflecting increases in the Tunica Casino's marketing programs, primarily in food and beverage complimentaries. In addition, cash incentive and customer loyalty program awards increased by 6.6% during the first quarter of 2001 compared to the prior year period.

     Departmental Expenses

     The 5.8% increase in casino expenses during the first quarter of 2001 compared to the same period in 2000 primarily results from increased marketing efforts, including the allocation of additional costs from other operating departments to the casino department.

     The increase in rooms expense during the first quarter of 2001 compared to the prior year period reflects the increase in occupancy rates previously discussed which resulted in an increase during 2001 in the allocation of operating expenses to the rooms department.

     The 23.7% decrease in food and beverage expenses during the first three months of 2001 compared to 2000 results from increased allocations to the casino department as a result of the Tunica Casino's marketing efforts. Increases in other departmental expenses during 2001 compared to the prior year period are due to decreases in allocations to the casino department.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Shreveport Casino
-----------------

     The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. Due to the lack of historical operating activities, the presentation and discussion which follow will be based on the percentages of departmental revenues to total revenues observed during the first quarter of 2001 and during the period from opening (December 20, 2000) through December 31, 2000 and on departmental expenses as a percentage of the associated revenues for the same periods. Such departmental operating results are summarized in the following table:

                                               Three Months Ended                Period from Opening
                                                 March 31, 2001               through December 31, 2000
                                           --------------------------        ---------------------------
Departmental Revenues:
   Casino                                  $36,719,000           97.3%        $7,194,000            92.8%
   Rooms                                     2,432,000            6.4            302,000             3.9
   Food and beverage                         6,708,000           17.8          1,330,000            17.2
   Other                                     1,260,000            3.3             74,000              .9
   Promotional allowances                   (9,372,000)         (24.8)        (1,146,000)          (14.8)
                                           -----------     ----------        -----------      ----------

   Net revenues                             37,747,000          100.0          7,754,000           100.0
                                           -----------     ----------        -----------      ----------

Departmental Expenses:
   Casino                                   34,000,000           92.6%         5,193,000            72.2%
   Rooms                                       613,000           25.2             88,000            29.1
   Food and beverage                         3,032,000           45.2            413,000            31.1
   Other                                     1,303,000          103.4            143,000           193.2
                                           -----------                       -----------

   Total departmental expenses              38,948,000                         5,837,000
                                            ----------                       -----------

Departmental (loss) profit                 $(1,201,000)                      $ 1,917,000
                                           ===========                       ===========

Departmental (loss) profit margin                 (3.2%)                            24.7%

     The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. Casino revenues for the market grew by only 18.8% as the market began to absorb the incremental gaming capacity. The revenue growth realized in the market also reflects heavy promotional activity associated with the opening of the Shreveport Casino; accordingly, management believes that the real market growth was somewhat less than 18.8%. In addition, management believes the current economic slowdown and higher gasoline prices negatively affected the Shreveport market in the first quarter of 2001.

     The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Delays in construction of the casino resulted in a severe reduction in the time available for final preparations to open the facility and training of personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


February 2001 than management originally anticipated. Since implementing its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in both February and March compared to the prior month periods.

     Based on the experience of other area casinos, seasonality in the Shreveport gaming market results in significantly less gaming revenues being reported during the month of April than during the month of March and somewhat less than during the month of February. Based on preliminary results, the Shreveport Casino expects to report gaming revenues for the month of April that are less than March, but in excess of February.

     Gaming Operations

     Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $450 million during the first quarter of 2001 and $83.3 million during the 2000 period subsequent to opening.

     Revenues

     Casino revenues totaled $36.7 million during the first quarter of 2001 and $7.2 million during the 2000 period after opening of which slot machine and table game revenues accounted for 71.7% and 28.3%, respectively, during the 2001 period and 81.3% and 18.7%, respectively, during the 2000 post-opening period. Because the Shreveport Casino was only open for 12 days during 2000, the mix between slot machine and table game revenues is not necessarily indicative of future operations. Accordingly, management believes that the relative revenues generated from slot machines and table games during the first quarter of 2001 are more representative of ongoing revenues, subject to various uncontrollable factors, including chance.

     Rooms revenues amounted to $2.4 million during the three month period ended March 31, 2001 with a hotel occupancy rate of 75.7% and an average daily rate of $98 compared with room revenues of $302,000 during the 2000 post-opening period with a hotel occupancy rate of 71.4% and an average daily rate of $108.

     Food and beverage and other revenues amounted to $6.7 million and $1.3 million, respectively, during the 2001 period and $1.3 million and $74,000, respectively, in the 2000 period after opening.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Such allowances increased as a percent of revenues to 24.8% during the 2001 period from 14.8% during the brief 2000 period of operations. Promotional allowances representing the value of free goods and services declined slightly as a percentage of the associated revenues during the first quarter of 2001; however, cash incentive programs and the cost of customer loyalty programs increased significantly as the Shreveport Casino implemented its marketing programs and developed its customer base through its players' card program.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Departmental Expenses

     The Shreveport Casino was designed to be a major destination resort. Accordingly, its cost structure is based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first quarter of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. In addition, a significant portion of other departmental expenses during 2000 were related to opening day activities. As cost savings initiatives implemented by management are completed and the volume of business grows, management anticipates that departmental expenses, as a percentage of the associated revenues, should decline in future periods.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the current 18.5%. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001, with additional 1% increases scheduled for April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax been in effect during the first quarter of 2001, the Shreveport Casino's operating expenses would have increased by $1.2 million.

Other Consolidated Items
------------------------

     Other operating expenses of HCC and its subsidiaries, exclusive of casino departmental expenses, consist primarily of general and administrative expenses, depreciation and amortization, and development expenses incurred in connection with the pursuit of additional gaming venues.

     General and Administrative

     General and administrative expenses increased by $3.6 million (66.3%) during the first quarter of 2001 compared to the prior year period. Such expenses at the Aurora Casino decreased by $340,000 (23%) during the 2001 period primarily as a result of increased allocations to operating departments. The Tunica Casino experienced an increase in general and administrative expenses of $218,000 (18.1%) during the 2001first quarter compared to the prior year period primarily as a result of increases in personnel costs, utilities, property taxes and insurance costs. During the 2001 first quarter period, the Shreveport Casino incurred general and administrative expenses of $3.7 million, exclusive of management fees payable to a subsidiary of HCC. The remaining increase in corporate general and administrative expenses was less than 1% during the three month period ended March 31, 2001 compared to the prior year period.

     Depreciation and Amortization

     Depreciation and amortization expense increased by $6.1 million (187.1%) during the 2001 period compared to the prior year period. Substantially all of the increase results from (1) the Shreveport Casino's fixed assets being placed in service in December 2000 resulting in first quarter 2001 depreciation expense of $3.9 million and (2) additional depreciation expense recorded by the Aurora Casino of $2.1 million as a result of its announced expansion and the acceleration of depreciation on the assets to be replaced (see "Liquidity and Capital Resources-Capital Expenditures and Investing Activities-Aurora Casino" below).

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by 27.8% during the first quarter of 2001 compared to the prior year period due to fewer potential jurisdictions contemplating the legalization of gaming.

     Preopening Costs

     Preopening costs represent the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, were required to be expensed as incurred. Such costs included, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $396,000 during the first quarter of 2000.

Non-operating Income (Expenses)
-------------------------------

     Interest Income

     Interest income decreased 46.7% during the first quarter of 2001 compared to the prior year period as unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities") were spent in connection with the construction of the Shreveport Casino.

     Interest Expense

     Interest expense increased by $2.3 million (15%) during the three month period ended March 31, 2001 compared to the prior year period due primarily to the increase in HCC's long-term indebtedness from the financing of $30 million in leased assets and from the cessation of interest capitalization due to the substantial completion of the Shreveport Casino in December 31, 2000. Interest capitalized on the Shreveport First Mortgage Notes during the first quarter of 2000 amounted to $1.4 million.

     Income Taxes

     Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $5.6 million as of March 31, 2001.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Minority Interest in Hollywood Casino Shreveport

     In accordance with the terms of its joint venture agreement, HCC's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues" , as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $382,000 during the first quarter of 2001.

Other Items
-----------

     Inflation

     Management believes that in the near term, modest inflation, together with increased competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     Market Risk

     The Company has $50 million of floating rate Senior Secured Notes outstanding (see "Liquidity and Capital Resources - Financing Activities" below). Interest on the floating rate notes is at the LIBOR rate plus 6.28% and is reset semiannually. Accordingly, an increase in the LIBOR rate of 1% would increase interest expense by $500,000 per year. Management also has a $30 million financing arrangement for the lease of furniture, fixtures and equipment for the Shreveport Casino which includes variable interest to be reset quarterly. Accordingly, based on the remaining scheduled payments under the capital lease agreement, an increase in the underlying base rate of 1% would increase interest expense by $413,000 during the remainder of the lease term through December 2003.

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

     The Shreveport First Mortgage Notes issued to finance construction of the Shreveport Casino include interest at the rate of 13% payable semiannually as well as contingent interest effective with the Shreveport Casino's opening. The contingent interest is equal to 5% of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the Shreveport First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33%. This maximum would assume that the annual consolidated cash flow of the Shreveport Casino was at least $100 million. The contingent component of interest under the Shreveport First Mortgage Notes was negotiated with the Shreveport Partnership's lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by cash flows and can only be paid if certain coverage ratios are met, liquidity and capital resources of the Shreveport Partnership will not be compromised by the payment, if any, of contingent interest.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC's debt securities of approximately $20.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     During the first quarter of 2001, HCC generated cash flow from operations of $7.3 million. During this period, the operations of the Aurora Casino and Tunica Casino continued to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $22.6 million of cash flow from operations during the first quarter of 2001 while the Tunica Casino provided $3.8 million of cash from operations. The Shreveport Casino experienced negative cash flow from operations during the first quarter of 2001 amounting to $19.3 million. Management believes that the Shreveport Casino will, in time, become a positive source of operating cash flow. HCC's other primary source of funds consists of interest income earned on temporary investments ($1.1 million). In addition to operating expenses at its three casino facilities, other uses of operating cash by HCC during the first quarter of 2001 included costs to pursue development opportunities ($166,000) and corporate overhead costs ($2.8 million).

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 through 1998. Management believes that it will have adequate capital resources to meet the additional tax payments, if any, resulting from such examinations.

Financing Activities

     Senior Secured Notes -

     During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a private debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective November 1, 2000, the interest rate increased to 13%; on May 1, 2001, the interest rate dropped to 10.51%. In addition to refinancing existing debt, the Company used proceeds

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources -Capital Expenditures and Other Investing Activities"). Interest on the Senior Secured Notes is payable semiannually each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The lien described in (2) above is currently limited to approximately $66 million.

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

     Shreveport First Mortgage Notes -

     On August 10, 1999 the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due 2006 (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters. No contingent interest was incurred during the three month period ended March 31, 2001. Accrued contingent interest amounted to $77,000 at both March 31, 2001 and December 31, 2000. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than furniture, fixtures and equipment for which up to $35 million of financing has been or may be obtained as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

     HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through June 1, 2001 while negotiations continue between GBCC and HCC to restructure certain indebtedness owed by GBCC to HCC. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of July 1, 2001. During October 2000, HCC received $900,000 of the outstanding principal balance from GBCC and agreed to offset an additional $146,000 of principal against other payables due to GBCC while negotiations to restructure the debt continued.

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

     HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($39,000 at March 31, 2001) are being repaid in monthly installments over 36 months and accrue interest at the rate of 8.875% per annum.

     The Shreveport Partnership entered into a lease financing agreement with third party lessors for $30 million used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement accrue interest at the rate of LIBOR plus 4% (currently 8.9%). During the construction period, the Shreveport Partnership paid only interest on outstanding borrowings as well as a

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


fee of .5% per annum on the undrawn portion of the $30 million. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixtures and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes.

     The Shreveport Partnership entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $537,000 during the three month period ended March 31, 2001, including percentage rentals amounting to $394,000. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. The payments in lieu of admission fees were subject to an initial credit of $600,000, which was fully utilized during the three month period ended March 31, 2001. These additional charges amounted to $1.4 million during the 2001 first quarter period.

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

     When HCL acquired its interest in the Shreveport Partnership, it agreed to contingently reimburse $2 million to one of the Shreveport Partnership's former partners. The reimbursement is being paid in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino.

     During November 2000, the Shreveport Partnership entered into bank revolving credit facilities of $2 million for working capital needs and $4 million to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year and advances under both facilities accrue interest at the Wall Street Journal Prime Rate plus 2%. The agreements contain certain reporting requirements and advances are subject to specified collateral agreements. No amounts were outstanding under the credit facilities at March 31, 2001.

     As of March 31, 2001, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 2001 are approximately $4.4 million and $11.3 million, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Capital Expenditures and Other Investing Activities

     Aurora Casino -

     Capital expenditures at the Aurora Casino during the three month period ended March 31, 2001(exclusive of expansion project costs-see below) were $522,000; management anticipates spending $4 million during the remainder of 2001 toward its ongoing capital improvements program. Significant projects planned for 2001 include new slot machines, renovations to restaurants and other departmental expenditures. In addition, the Company has commenced a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The new dockside facility should significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The Aurora Casino expansion, as currently planned, is projected to cost between $75 million and $80 million and is expected to be completed and opened during the summer of 2002. The Company received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40 million of the estimated project costs for the proposed Aurora Casino expansion were obtained from HCC's debt offering completed in May 1999 with the remainder to come from cash on hand and cash available from operations. Costs incurred during the three month period ended March 31, 2001 with respect to the expansion project have totaled approximately $591,000.

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

     The Company plans to build the new dockside casino in two halves, which will be connected to form a single dockside casino. The first half of the dockside casino will be towed into place and opened several months earlier than the second half. It is anticipated that this strategy will minimize disruption of the Aurora Casino's operations during the construction period. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $31.4 million at March 31, 2001) to their estimated net realizable value at the time they are expected to be removed from service. Consequently, depreciation expense during the first quarter of 2001 subsequent to the announcement of the expansion project increased by $2.1 million; such additional depreciation is expected to amount to approximately $19.3 million during the remainder of 2001.

     Tunica Casino -

     Capital expenditures at the Tunica Casino during the first quarter of 2001 amounted to $606,000; management anticipates spending $3.7 million during the remainder of the year. Expenditures planned for 2001 consist primarily of updating existing and acquiring new slot machines, replacing the casino

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


carpeting and other departmental expenditures. In addition, the Company is considering the construction of a new buffet to replace the existing facility. The new Hollywood Epic Buffet would feature a new design and the latest in kitchen and serving equipment. The new buffet, as currently planned, would more than double the existing seating capacity. Construction of the buffet, which would cost an estimated $9 million, could begin in 2001 with a scheduled opening in late 2001 or early 2002.

     Shreveport Casino -

     Funding for the Shreveport Casino's construction and preopening costs was provided by the Shreveport First Mortgage Notes which are non-recourse to HCC (see "Liquidity and Capital Resources - Financing Activities"), by approximately $54.9 million of equity investments ($53.9 million by HCC and $1 million by its joint venture partner made with the proceeds of a loan from HCL) and by $30 million of furniture, fixture and equipment financing.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.7 million to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

     Capital expenditures at the Shreveport Casino during the first quarter of 2001 amounted to $3.4 million, primarily for the completion of certain hotel suites and a health spa facility. Management anticipates spending $3 million during the remainder of 2001 toward the Shreveport Casino's ongoing program of capital improvements.

     The Shreveport Partnership entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by the Shreveport Partnership to the limited liability corporation formed to develop and operate the golf course through the first quarter of 2001 amounted to $144,000; contributions expected to be made during the remainder of 2001 are approximately $2.5 million.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Conclusion

     Management anticipates that HCC's funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino and the Tunica Casino. Such cash is also expected to be sufficient to fund initial operating cash deficits at the Shreveport Casino. Pursuant to the terms of its indenture under existing debt obligations, HCC may make additional capital contributions to HCL of up to $8.6 million. Any such contributions made to HCL would, in turn, be available to the Shreveport Partnership. Management may also seek additional working capital or other loans as permitted under the indenture governing the Shreveport First Mortgage Notes. Any such issue of debt would likely rank equal in right of payment to the Shreveport First Mortgage Notes. Approximately $40 million of proceeds remaining from the Senior Secured Notes, together with cash on hand and cash available from operations, are expected to be used for the planned expansion of the Aurora Casino.

PART II: OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K

     The Registrants did not file any reports on Form 8-K during the three month period ended March 31, 2001.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOLLYWOOD CASINO CORPORATION


Date:       May 14, 2001                By: /s/         Paul C. Yates
       -----------------------              -----------------------------------
                                                        Paul C. Yates
                                                 Executive Vice President and
                                                    Chief Financial Officer



                                                    HWCC - TUNICA, INC.


Date:       May 14, 2001                By: /s/          Paul C. Yates
       -----------------------              -----------------------------------
                                                         Paul C. Yates
                                                 Executive Vice President and
                                                    Chief Financial Officer