Form 10-Q/A
period 2001-03-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2001-08-20
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM-10Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number       33-48887


                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
          (Exact name of each Registrant as specified in its charter)

           DELAWARE                                   75-2352412
             TEXAS                                    75-2513808
(States or other jurisdictions of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.'s)

     TWO GALLERIA TOWER, SUITE 2200
         13455 NOEL ROAD, LB 48
            DALLAS, TEXAS                                75240
(Address of principal executive offices)              (Zip Code)

(Registrants' telephone number, including area code)   (972) 392-7777

                                (NOT APPLICABLE)
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.        YES  [X]   NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Registrant                          Class                Outstanding at May 11, 2001
-------------------------------   ------------------------------   ---------------------------
 HOLLYWOOD CASINO CORPORATION     COMMON STOCK, $.0001 PAR VALUE        24,996,676 SHARES
       HWCC-TUNICA, INC.           COMMON STOCK, $.01 PAR VALUE           1,000 SHARES

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   This amendment is being filed to reflect the restatement of the Company's unaudited condensed consolidated financial statements, as discussed in Note 2 thereto and other information related to such restated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

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

   The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

   The accompanying consolidated financial statements and financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of March 31, 2001, and the results of their operations and cash flows for the three month periods ended March 31, 2001 and 2000.

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

As discussed in Note 2, the accompanying financial statements as of and for the three months ended March 31, 2001 have been restated.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
May 8, 2001 (except for the information contained in Note 2
   for which the date is August 13, 2001)

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        MARCH 31,
                                                          2001
                                                        RESTATED         DECEMBER 31,
                                                       (UNAUDITED)          2000
                                                       -------------    -------------
Current Assets:
 Cash and cash equivalents                             $ 161,944,000    $ 155,570,000
 Receivables, net of allowances of
  $2,815,000 and $2,668,000, respectively                  6,820,000        5,552,000
 Inventories                                               3,727,000        3,603,000
 Deferred income taxes                                     2,531,000        3,054,000
 Refundable deposits and other
  current assets                                           3,205,000        4,153,000
 Due from affiliates, net of valuation allowances          6,491,000        6,661,000
                                                       -------------    -------------
  Total current assets                                   184,718,000      178,593,000
                                                       -------------    -------------
Property and Equipment:
 Land                                                      9,640,000        9,594,000
 Buildings and improvements                              224,252,000      222,637,000
 Riverboats and barges                                    89,797,000       89,421,000
 Operating equipment                                     137,442,000      134,362,000
 Construction in progress                                  3,887,000        4,849,000
                                                       -------------    -------------
                                                         465,018,000      460,863,000
 Less - accumulated depreciation
  and amortization                                      (113,885,000)    (105,406,000)
                                                       -------------    -------------
  Net property and equipment                             351,133,000      355,457,000
                                                       -------------    -------------
Cash restricted for construction projects                          -        9,530,000
                                                       -------------    -------------
Other Assets:
 Deferred financing costs                                 14,147,000       14,875,000
 Land rights                                               6,792,000        6,843,000
 Other assets                                             12,554,000       12,602,000
                                                       -------------    -------------
  Total other assets                                      33,493,000       34,320,000
                                                       -------------    -------------
                                                       $ 569,344,000    $ 577,900,000
                                                       =============    =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                           MARCH 31,
                                                             2001
                                                           RESTATED        DECEMBER 31,
                                                          (UNAUDITED)          2000
                                                         -------------    -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                          $  15,878,000    $  16,493,000
 Note payable                                                2,499,000        2,499,000
 Accounts payable                                           16,091,000       22,177,000
 Accrued liabilities -
  Salaries and wages                                         6,822,000        9,657,000
  Interest                                                  23,862,000       18,067,000
  Gaming and other taxes                                    10,916,000        3,229,000
  Insurance                                                  3,060,000        2,816,000
  Other                                                      6,494,000        5,398,000
 Federal income taxes payable                                3,299,000        3,299,000
 Other current liabilities                                   4,564,000        3,560,000
                                                         -------------    -------------
  Total current liabilities                                 93,485,000       87,195,000
                                                         -------------    -------------
Long-Term Debt                                             510,446,000      510,868,000
                                                         -------------    -------------
Capital Lease Obligations                                   35,159,000       37,861,000
                                                         -------------    -------------
Other Noncurrent Liabilities                                 5,578,000        5,658,000
                                                         -------------    -------------
Commitments and Contingencies (Note 10)

Minority Interest                                            2,141,000        2,078,000
                                                         -------------    -------------
Shareholders' Deficit:
 Common Stock -
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 24,997,000
   shares issued and outstanding                                 2,000            2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                   -                -
 Additional paid-in capital                                217,030,000      217,030,000
 Accumulated deficit                                      (294,497,000)    (282,792,000)
                                                         -------------    -------------
  Total shareholders' deficit                              (77,465,000)     (65,760,000)
                                                         -------------    -------------
                                                         $ 569,344,000    $ 577,900,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ----------------------------
                                                                   2001
                                                                 RESTATED           2000
                                                               ------------      -----------
Revenues:
 Casino                                                        $121,112,000    $ 80,465,000
 Rooms                                                            5,345,000       2,457,000
 Food and beverage                                               14,861,000       7,938,000
 Other                                                            2,423,000       1,099,000
                                                               ------------    ------------
                                                                143,741,000      91,959,000
 Less - promotional allowances                                  (27,451,000)    (16,507,000)
                                                               ------------    ------------
   Net revenues                                                 116,290,000      75,452,000
                                                               ------------    ------------
Expenses:
 Casino                                                          84,795,000      47,913,000
 Rooms                                                              882,000         170,000
 Food and beverage                                                5,310,000       2,361,000
 Other                                                            1,665,000         346,000
 General and administrative                                       9,287,000       5,454,000
 Depreciation and amortization                                    9,381,000       3,268,000
 Preopening                                                               -         396,000
 Development                                                        166,000         230,000
                                                               ------------    ------------
    Total expenses                                              111,486,000      60,138,000
                                                               ------------    ------------
Income from operations                                            4,804,000      15,314,000
                                                               ------------    ------------
Non-operating income (expense):
 Interest income                                                  1,690,000       3,169,000
 Interest expense, net of capitalized interest of
  $22,000 and $1,400,000, respectively                          (17,340,000)    (15,080,000)
 Equity in losses of unconsolidated affiliates                     (117,000)        (22,000)
 (Loss) gain on disposal of assets                                  (66,000)          1,000
                                                               ------------    ------------
   Total non-operating expense, net                             (15,833,000)    (11,932,000)
                                                               ------------    ------------
(Loss) income before income taxes and other item                (11,029,000)      3,382,000
Income tax provision                                               (294,000)       (570,000)
                                                               ------------    ------------
(Loss) income before other item                                 (11,323,000)      2,812,000
Minority interest in Hollywood Casino Shreveport (Note 1)          (382,000)              -
                                                               ------------    ------------
Net (loss) income                                              $(11,705,000)   $  2,812,000
                                                               ============    ============
Basic and diluted net (loss) income per common share           $       (.47)   $        .11
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             -----------------------------
                                                                2001
                                                               RESTATED              2000
                                                             ------------    ------------
OPERATING ACTIVITIES:
 Net (loss) income                                           $(11,705,000)   $  2,812,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization, including accretion
   of debt discount                                            10,152,000       3,843,000
  Loss (gain) on disposal of assets                                66,000          (1,000)
  Minority interest in Hollywood Casino Shreveport                382,000               -
  Equity in losses of unconsolidated affiliates                   117,000          22,000
  Provision for doubtful accounts                                 489,000         292,000
  Deferred income taxes                                          (117,000)         37,000
  Increase in accounts receivable                              (1,757,000)       (672,000)
  Increase in accounts payable and accrued expenses             5,901,000      14,185,000
  Net change in other current assets and liabilities            1,998,000         824,000
  Net change in other noncurrent assets and liabilities           587,000         (74,000)
                                                             ------------    ------------
   Net cash provided by operating activities                    6,113,000      21,268,000
                                                             ------------    ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                           (5,120,000)    (30,029,000)
 Net change in restricted cash                                  9,530,000      14,151,000
 Proceeds from disposal of assets                                  48,000           1,000
 Investments in unconsolidated affiliates                         (96,000)              -
                                                             ------------    ------------
 Net cash provided by (used in) investing activities            4,362,000     (15,877,000)
                                                             ------------    ------------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                               -         104,000
 Deferred financing costs                                               -      (1,426,000)
 Repayments of long-term debt                                  (1,122,000)       (814,000)
 Payments on capital lease obligations                         (2,660,000)       (147,000)
 Issuance of common stock                                               -           4,000
 Limited partner distributions                                   (319,000)              -
                                                             ------------    ------------
  Net cash used in financing activities                        (4,101,000)     (2,279,000)
                                                             ------------    ------------
  Net increase in cash and cash equivalents                     6,374,000       3,112,000
  Cash and cash equivalents at beginning of period            155,570,000     115,351,000
                                                             ------------    ------------
  Cash and cash equivalents at end of period                 $161,944,000    $118,463,000
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

   During January and April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs should be reported as a reduction in net revenues rather than as an expense. The new presentation requirements have been adopted by the Company effective with the first quarter of 2001. Accordingly, all such costs for the current and prior year periods are now included in the accompanying consolidated statements of operations as promotional allowances instead of casino expenses. The changes result only in a reclassification within the consolidated statements of operations and do not affect consolidated (loss) income from operations or net income.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(2)  RESTATEMENT

   Subsequent to the issuance of its condensed consolidated financial statements for the three month period ended March 31, 2001, HCT discovered an error in the recording of its first quarter 2001 casino revenues which resulted from errors in the tabulation of data from new slot machine systems. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to give effect to the correction of these errors. A summary of the significant effects of the restatement is as follows:

                                           AS PREVIOUSLY
                                              REPORTED      AS RESTATED
                                           -------------   --------------
Statement of Operations for the Three
  Months Ended March 31, 2001:
     Net revenues                          $117,099,000     $116,290,000
     Income from operations                   5,674,000        4,804,000
     Net loss                               (10,835,000)     (11,705,000)

     Basic and diluted net loss
      per common share                     $       (.43)    $       (.47)

Balance Sheet as of March 31, 2001:
     Current assets                        $185,937,000     $184,718,000
     Total assets                           570,520,000      569,344,000
     Current liabilities                     93,731,000       93,485,000
     Shareholders' deficit                  (76,595,000)     (77,465,000)

(3)  EARNINGS PER COMMON SHARE

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

   The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                           THREE MONTHS ENDED
                                                 MARCH 31,
                                         -----------------------
                                               2001         2000
                                         ----------   ----------
Shares used in the calculation of:

Basic net (loss) income per share        24,996,676   24,951,036
Diluted net (loss) income per share      24,996,676   26,226,754

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

(4)  CHANGE IN DEPRECIABLE LIVES

   On February 26, 2001, the Company announced the commencement of a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The Aurora Casino expansion, as currently planned, is projected to cost between $75,000,000 and $80,000,000 and is expected to be completed and opened during the summer of 2002. HCA received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40,000,000 of the estimated project costs for the proposed Aurora Casino expansion were obtained from HCC's issuance of the Senior Secured Notes (see Note 5(a)) with the remainder to come from cash on hand and cash available from operations.

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

(5)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.


                                                             MARCH 31,     DECEMBER 31,
                                                                2001            2000
                                                           ------------    ------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)                 $310,000,000    $310,000,000
 Floating rate Senior Secured Notes, due 2006 (a)            50,000,000      50,000,000
 Promissory note due to affiliate (Note 9)                    1,893,000       1,893,000
                                                           ------------    ------------
                                                            361,893,000     361,893,000
                                                           ------------    ------------
Indebtedness of HCA:
 Promissory notes to bank (b)                                   933,000       1,145,000
                                                           ------------    ------------
Indebtedness of HCT:
 Equipment loans (c)                                            929,000       1,188,000
 Bank credit facility (d)                                        39,000          89,000
                                                           ------------    ------------
                                                                968,000       1,277,000
                                                           ------------    ------------
Indebtedness of HCL which is non-recourse to HCC:
 13% Shreveport First Mortgage Notes, with contingent
    interest, due 2006 (e)                                  150,000,000     150,000,000
  Note payable, net of discount of $44,000
 and $87,000, respectively(f)                                 1,356,000       1,913,000
 Other                                                           32,000          33,000
                                                           ------------    ------------
                                                            151,388,000     151,946,000
                                                           ------------    ------------
 Total indebtedness                                         515,182,000     516,261,000
  Less - current maturities                                  (4,736,000)     (5,393,000)
                                                           ------------    ------------
   Total long-term debt                                    $510,446,000    $510,868,000
                                                           ============    ============

----------------
(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes has been adjusted from 12.41% per annum effective November 1, 1999, to 12.89% effective May 1, 2000, to 13% effective November 1, 2000 and to 10.51% effective May 1, 2001. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and, during October 1999, to acquire and terminate management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino (see Note 4). Interest on the Senior Secured Notes is

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in (2) above is currently $66,007,000.

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

     The indenture for the Senior Secured Notes contains various provisions limiting the ability of HCC and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock, create liens, create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT, Shreveport Management or any future guarantor; or enter into certain transactions with affiliates. The indenture also requires certain financial reporting information (see Note
     11).

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

(6)  CAPITAL LEASES

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

   The Shreveport Partnership entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, the Shreveport Partnership paid only interest on outstanding borrowings together with a fee of
 .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4% (currently 8.9%) over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixtures and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the Shreveport First Mortgage Notes (see Note 5).

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
                                                  ============

(7) CASH RESTRICTED FOR CONSTRUCTION PROJECT

   Cash restricted for construction project consisted of investments in government securities which were to be used for specified purposes and which were purchased with net proceeds from the Shreveport First Mortgage Notes (see
Note 5) as required by the indenture for the Shreveport First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the Shreveport First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at December 31, 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(8) INCOME TAXES

   Components of HCC's provision for income taxes consist of the following:

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                    ------------------------
                                        2001         2000
                                    -----------    ---------
Current:
  Federal                           $         -    $       -
  State provision                      (411,000)    (556,000)
Deferred:
  Federal benefit (provision)         4,212,000     (971,000)
  State benefit (provision)           1,368,000      (14,000)
Change in valuation allowance        (5,463,000)     971,000
                                    -----------    ---------
                                    $  (294,000)   $(570,000)
                                    ===========    =========

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

   At March 31, 2001, HCC and its subsidiaries have NOL's for federal income tax purposes totaling approximately $55,700,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $5,018,000 and $781,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $5,649,000 and $5,532,000 at March 31, 2001 and December 31, 2000, respectively.

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

(9)  TRANSACTIONS WITH RELATED PARTIES

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

(10) COMMITMENTS AND CONTINGENCIES

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

(11) UNRESTRICTED SUBSIDIARIES

   Under the terms of the indenture to the Senior Secured Notes (see Note 5), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries; HWCC-Holdings, Inc. and HWCC-Golf Course Partners, Inc. The following presentation summarizes the financial position and results of operations of the Company reflecting its

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.

                            CONDENSED BALANCE SHEET
           EQUITY METHOD FOR INVESTMENT IN UNRESTRICTED SUBSIDIARIES
                           MARCH 31, 2001 (RESTATED)
                             (amounts in thousands)

Current Assets:                                                               Current Liabilities:
Cash and cash items                                         $137,797          Current maturities of long-
Accounts receivable, net of allowance                                          term debt and capital leases $   4,516
 of $2,616                                                     4,483          Accounts payable and accrued
Inventories                                                    1,664          liabilities                      49,467
Prepaid expenses and other current assets                      4,824          Other current liabilities         2,909
                                                                                                            ---------
Due from affiliates                                            6,491                                           56,892
                                                            --------                                        ---------
                                                             155,259
                                                            --------
Investment in and advances to                                                 Long-term debt                  360,420
                                                                                                            ---------
 Unrestricted Subsidiaries                                    22,414
                                                            --------
                                                                              Capital lease obligations        17,659
                                                                                                            ---------
Property and equipment, net of
 accumulated depreciation and                                                 Other noncurrent liabilities      5,461
 amortization of $109,488                                    160,872                                        ---------
                                                            --------
                                                                              Shareholders' deficit:
Other Assets:                                                                 Common stock                          2
Deferred finance costs                                         8,539          Additional paid-in capital      217,030
Other assets                                                  15,883          Accumulated deficit            (294,497)
                                                            --------                                        ---------
                                                              24,422                                          (77,465)
                                                            --------                                        ---------
                                                            $362,967                                        $ 362,967
                                                            ========                                        =========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                       CONDENSED STATEMENTS OF OPERATIONS
           EQUITY METHOD FOR INVESTMENT IN UNRESTRICTED SUBSIDIARIES
               THREE MONTH PERIOD ENDED MARCH 31, 2001 (RESTATED)
                             (amounts in thousands)

Net revenues                                       $ 79,307
                                                   --------
Expenses:
 Departmental expenses                               53,704
 General and administrative                           5,514
 Depreciation and amortization                        5,495
 Development                                            166
                                                   --------
    Total expenses                                   64,879
                                                   --------
Income from operations                               14,428
Non-operating expense, net                          (10,004)
                                                   --------
Income before taxes and other item                    4,424
Provision for taxes                                    (294)
                                                   --------
Income before other item                              4,130
Equity in losses of unrestricted subsidiaries       (15,835)
                                                   --------
Net loss                                           $(11,705)
                                                   ========

(12) RECLASSIFICATIONS

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

                        HOLLYWOOD CASINO - AURORA, INC.
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
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

   During January and April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs should be reported as a reduction in net revenues rather than as an expense. The new presentation requirements have been adopted by HCA effective with the first quarter of 2001.

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
                                               ============


(5) INCOME TAXES

   HCA's provision for income taxes consists of the following:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                        ---------------------------
                                             2001           2000
                                        ------------    -----------
 Current provision:
  Federal                               $ (4,506,000)   $(4,143,000)
  State                                     (411,000)      (556,000)
 Deferred benefit (provision):
  Federal                                    620,000       (129,000)
  State                                      117,000        (14,000)
                                        ------------    -----------

                                        $ (4,180,000)   $(4,842,000)
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

As discussed in Note 2, the accompanying financial statements as of and for the three months ended March 31, 2001 have been restated.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
May 8, 2001 (except for the information contained in Note 2
   for which the date is August 13, 2001)

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         MARCH 31,
                                                           2001
                                                         RESTATED        DECEMBER 31,
                                                        (UNAUDITED)          2000
                                                        ------------    ------------
Current Assets:
 Cash and cash equivalents                              $ 17,788,000    $ 16,038,000
 Accounts receivable, net of allowances of
  $1,701,000 and $1,636,000, respectively                  3,202,000       3,295,000
 Inventories                                                 787,000         780,000
 Deferred income taxes                                     1,487,000       1,403,000
 Prepaid expenses and other current assets                 1,104,000       1,182,000
 Due from affiliates                                         189,000         163,000
                                                        ------------    ------------
  Total current assets                                    24,557,000      22,861,000
                                                        ------------    ------------
Property and Equipment:
 Land and improvements                                     4,808,000       4,808,000
 Buildings                                                76,701,000      76,701,000
 Barges                                                    2,524,000       2,524,000
 Operating equipment                                      47,212,000      47,019,000
 Construction in progress                                    504,000          91,000
                                                        ------------    ------------
                                                         131,749,000     131,143,000
  Less - accumulated depreciation and amortization       (50,851,000)    (49,408,000)
                                                        ------------    ------------
 Net property and equipment                               80,898,000      81,735,000
                                                        ------------    ------------
Other Assets:
 Land rights                                               6,792,000       6,843,000
 Other assets                                              4,485,000       4,667,000
                                                        ------------    ------------
  Total other assets                                      11,277,000      11,510,000
                                                        ------------    ------------
                                                        $116,732,000    $116,106,000
                                                        ============    ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                               MARCH 31,
                                                 2001
                                              RESTATED        DECEMBER 31,
                                             (UNAUDITED)         2000
                                             ------------    ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations              $    907,000    $  1,032,000
 Accounts payable                               2,018,000       1,890,000
 Accrued liabilities -
  Salaries and wages                            2,247,000       1,792,000
  Interest                                        437,000         437,000
  Gaming and other taxes                          887,000       1,473,000
  Insurance                                     2,112,000       1,986,000
  Other                                         3,248,000       2,856,000
 Other current liabilities                      1,465,000       1,375,000
                                             ------------    ------------
  Total current liabilities                    13,321,000      12,841,000
                                             ------------    ------------
Long-Term Debt                                 87,435,000      87,619,000
                                             ------------    ------------
Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                   -               -
 Additional paid-in capital                    22,637,000      22,637,000
 Accumulated deficit                           (6,661,000)     (6,991,000)
                                             ------------    ------------
  Total shareholder's equity                   15,976,000      15,646,000
                                             ------------    ------------
                                             $116,732,000    $116,106,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                      2001
                                                    RESTATED         2000
                                                   -----------    -----------
Revenues:
 Casino                                            $27,272,000    $26,633,000
 Rooms                                               2,913,000      2,457,000
 Food and beverage                                   4,289,000      4,096,000
 Other                                                 403,000        348,000
                                                   -----------    -----------
                                                    34,877,000     33,534,000
 Less - promotional allowances                      (9,689,000)    (8,729,000)
                                                   -----------    -----------
  Net revenues                                      25,188,000     24,805,000
                                                   -----------    -----------
Expenses:
 Casino                                             17,901,000     17,072,000
 Rooms                                                 269,000        170,000
 Food and beverage                                     860,000      1,126,000
 Other                                                 186,000        128,000
 General and administrative                          1,640,000      1,207,000
 Depreciation and amortization                       1,494,000      1,476,000
                                                   -----------    -----------
  Total expenses                                    22,350,000     21,179,000
                                                   -----------    -----------
Income from operations                               2,838,000      3,626,000
                                                   -----------    -----------
Non-operating income (expenses):
 Interest income                                        92,000         43,000
 Interest expense                                   (2,484,000)    (2,520,000)
 Equity in losses of unconsolidated affiliate         (116,000)       (22,000)
                                                   -----------    -----------
  Total non-operating expenses, net                 (2,508,000)    (2,499,000)
                                                   -----------    -----------
Income before income taxes                             330,000      1,127,000
Income tax provision                                         -              -
                                                   -----------    -----------
Net income                                         $   330,000    $ 1,127,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ---------------------------
                                                                2001
                                                              RESTATED             2000
                                                             -----------    -----------
OPERATING ACTIVITIES:
 Net income                                                  $   330,000    $ 1,127,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                1,494,000      1,476,000
  Provision for doubtful accounts                                335,000        217,000
  Equity in losses of unconsolidated affiliate                   116,000         22,000
  Increase in accounts receivable                               (242,000)      (559,000)
  Increase in accounts payable
   and accrued expenses                                          515,000        466,000
  Net change in other current assets and liabilities             135,000        187,000
  Net change in other noncurrent assets and liabilities          (18,000)        (1,000)
                                                             -----------    -----------
 Net cash provided by operating activities                     2,665,000      2,935,000
                                                             -----------    -----------
INVESTING ACTIVITIES:
 Purchases of property and equipment                            (606,000)      (769,000)
                                                             -----------    -----------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                              -        104,000
 Repayments of long-term debt                                   (309,000)      (478,000)
                                                             -----------    -----------
 Net cash used in financing activities                          (309,000)      (374,000)
                                                             -----------    -----------
 Net increase in cash and cash equivalents                     1,750,000      1,792,000
 Cash and cash equivalents at beginning of period             16,038,000     10,339,000
                                                             -----------    -----------
 Cash and cash equivalents at end of period                  $17,788,000    $12,131,000
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

   During January and April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs should be reported as a reduction in net revenues rather than as an expense. The new presentation requirements have been adopted by HCT effective with the first quarter of 2001. Accordingly, all such costs for the current and prior year periods are now included in the accompanying consolidated statements of operations as promotional allowances instead of casino expenses. The changes result only in a reclassification within the consolidated statements of operations and do not affect consolidated income from operations or net income.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (WHOLLY OWNED BY HOLLYWOOD CASINO CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(2)  RESTATEMENT

   Subsequent to the issuance of its condensed consolidated financial statements for the three month period ended March 31, 2001, HCT discovered an error in the recording of its first quarter 2001 casino revenues which resulted from errors in the tabulation of data from new slot machine systems. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to give effect to the correction of these errors. A summary of the significant effects of the restatement is as follows:

                                           AS PREVIOUSLY
                                              REPORTED      AS RESTATED
                                           -------------   -------------
Statement of Operations for the Three
  Months Ended March 31, 2001:
     Net revenues                          $ 25,997,000    $ 25,188,000
     Income from operations                   3,708,000       2,838,000
     Net income                               1,200,000         330,000

Balance Sheet as of March 31, 2001:
     Current assets                        $ 25,780,000    $ 24,557,000
     Total assets                           117,908,000     116,732,000
     Current liabilities                     13,627,000      13,321,000
     Shareholder's equity                    16,846,000      15,976,000

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                         MARCH 31,      DECEMBER 31,
                                                           2001            2000
                                                         ---------      ------------
 11.25% Promissory note to HCC due May 1, 2007 (a)      $87,045,000    $87,045,000
 Note payable to HCC (a)                                    329,000        329,000
 Equipment loans (b)                                        929,000      1,188,000
 Bank credit facility (c)                                    39,000         89,000
                                                        -----------    -----------
   Total indebtedness                                    88,342,000     88,651,000
  Less - current maturities                                (907,000)    (1,032,000)
                                                        -----------    -----------
   Total long-term debt                                 $87,435,000    $87,619,000
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

(4)  INCOME TAXES

   HCT's provision for income taxes consists of the following:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                        2001        2000
                                                     ---------    ---------

Provision for current federal income taxes           $       -    $       -
Deferred federal income tax (provision) benefit       (154,000)     389,000
Change in valuation allowance                          154,000     (389,000)
                                                     ---------    ---------
                                                     $       -    $       -
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

   At March 31, 2001, HCT had net operating loss carryforwards ("NOL's") totaling approximately $2,800,000, which do not begin to expire until the year 2019. Additionally, HCT has alternative minimum and other tax credits available totaling $985,000 and $341,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 2000 and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, valuation allowances have been established which have resulted in the recording of net deferred tax assets of $2,125,000 at both March 31, 2001 and December 31, 2000.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   This Amended Quarterly Report on Form 10-Q/A contains forward-looking statements about the business, operating results, cash flows, financial condition, construction and development activities, expansion projects and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Amended Quarterly Report on Form 10-Q/A, the words "believes", "estimates", "expects", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

   Subsequent to the issuance of its condensed consolidated financial statements for the three month period ended March 31, 2001, the Company discovered an error in the recording of its first quarter 2001 casino revenues at the Tunica Casino. As a result, the condensed consolidated financial statements for the three month period ended March 31, 2001 have been restated from the amounts previously reported. The significant effects of the restatement are presented in Note 2 of the Notes to Consolidated Financial Statements of HCC and HCT and have been reflected herein.

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

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                                2001           2000
                                           ------------    -----------
Revenues:
 Aurora Casino                             $ 53,355,000    $50,647,000
 Tunica Casino                               25,188,000     24,805,000
 Shreveport Casino                           37,747,000              -
                                           ------------    -----------
  Net revenues                              116,290,000     75,452,000
                                           ------------    -----------
Departmental Expenses:
 Aurora Casino                               34,488,000     32,294,000
 Tunica Casino                               19,216,000     18,496,000
 Shreveport Casino                           38,948,000              -
                                           ------------    -----------
  Total departmental expenses                92,652,000     50,790,000
                                           ------------    -----------
   Departmental profit                       23,638,000     24,662,000
                                           ------------    -----------
Other Operating Expenses:
 General and administrative                   9,287,000      5,454,000
 Depreciation and amortization                9,381,000      3,268,000
 Preopening                                           -        396,000
 Development                                    166,000        230,000
                                           ------------    -----------
   Total other operating expenses            18,834,000      9,348,000
                                           ------------    -----------
Income from operations                     $  4,804,000    $15,314,000
                                           ============    ===========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

AURORA CASINO

   Departmental profit from operations at the Aurora Casino is summarized in the following table:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
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

TUNICA CASINO

   Departmental profit from operations at the Tunica Casino is summarized in the following table:

                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                       2001           2000
                                   -----------    -----------
Revenues:
 Casino                            $27,272,000    $26,633,000
 Rooms                               2,913,000      2,457,000
 Food and beverage                   4,289,000      4,096,000
 Other                                 403,000        348,000
 Promotional allowances             (9,689,000)    (8,729,000)
                                   -----------    -----------
  Net revenues                      25,188,000     24,805,000
                                   -----------    -----------
Departmental Expenses:
 Casino                             17,901,000     17,072,000
 Rooms                                 269,000        170,000
 Food and beverage                     860,000      1,126,000
 Other                                 186,000        128,000
                                   -----------    -----------
  Total departmental expenses       19,216,000     18,496,000
                                   -----------    -----------
   Departmental profit             $ 5,972,000    $ 6,309,000
                                   ===========    ===========
Departmental profit margin                23.7%          25.4%

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   REVENUES

   Total gross wagering at the Tunica Casino increased by approximately 1% during the first three months of 2001 compared to the same period in 2000 in spite of the negative impact of severe winter weather during January 2001. Slot machine gross wagering ("handle") at the Tunica Casino increased slightly during the 2001 first quarter period as management continued its refinement of core marketing programs and its emphasis on customer service. Gross wagering on table games ("drop") declined slightly during the 2001 period due primarily to the severe weather. The 2.4% improvement in casino revenues as shown in the above table reflects the overall improvement in total gross wagering coupled with increases in both the slot machine and table games hold percentages.

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

   Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Promotional allowances increased by 14% during the 2001 first quarter compared to the same period in 2000. Goods and services provided to patrons without charge increased as a percentage of the associated revenues to 76.7% from 72.4% reflecting increases in the Tunica Casino's marketing programs, primarily in food and beverage complimentaries. In addition, cash incentive and customer loyalty program awards increased by 3.2% during the first quarter of 2001 compared to the prior year period.

   DEPARTMENTAL EXPENSES

   The 4.9% increase in casino expenses during the first quarter of 2001 compared to the same period in 2000 primarily results from increased marketing efforts, including the allocation of additional costs from other operating departments to the casino department.

   The increase in rooms expense during the first quarter of 2001 compared to the prior year period reflects the increase in occupancy rates previously discussed which resulted in an increase during 2001 in the allocation of operating expenses to the rooms department.

   The 23.6% decrease in food and beverage expenses during the first three months of 2001 compared to 2000 results from increased allocations to the casino department as a result of the Tunica Casino's marketing efforts. Increases in other departmental expenses during 2001 compared to the prior year period are due to decreases in allocations to the casino department.

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

                                    THREE MONTHS ENDED            PERIOD FROM OPENING
                                      MARCH 31, 2001           THROUGH DECEMBER 31, 2000
                                ---------------------------   ---------------------------
Revenues:
   Casino                       $36,719,000          97.3%    $ 7,194,000           92.8%
   Rooms                          2,432,000           6.4         302,000            3.9
   Food and beverage              6,708,000          17.8       1,330,000           17.2
   Other                          1,260,000           3.3          74,000             .9
   Promotional allowances        (9,372,000)        (24.8)     (1,146,000)         (14.8)
                                -----------    ----------     -----------     ----------
   Net revenues                  37,747,000         100.0       7,754,000          100.0
                                -----------    ----------     -----------     ----------
Departmental Expenses:
   Casino                        34,000,000          92.6%      5,193,000           72.2%
   Rooms                            613,000          25.2          88,000           29.1
   Food and beverage              3,032,000          45.2         413,000           31.1
   Other                          1,303,000         103.4         143,000          193.2
                                -----------                   -----------
   Total departmental expenses   38,948,000                     5,837,000
                                -----------                   -----------
Departmental (loss) profit      $(1,201,000)                  $ 1,917,000
                                ===========                   ===========
Departmental (loss) profit margin     (3.2%)                         24.7%

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

   GENERAL AND ADMINISTRATIVE

   General and administrative expenses increased by $3.6 million (66.3%) during the first quarter of 2001 compared to the prior year period. Such expenses at the Aurora Casino decreased by $340,000 (23%) during the 2001 period primarily as a result of increased allocations to operating departments. The Tunica Casino experienced an increase in general and administrative expenses of $433,000 (35.9%) during the 2001first quarter compared to the prior year period primarily as a result of increases in personnel costs, utilities, property taxes and insurance costs. During the 2001 first quarter period, the Shreveport Casino incurred general and administrative expenses of $3.7 million, exclusive of management fees payable to a subsidiary of HCC. The remaining increase in corporate general and administrative expenses was less than 1% during the three month period ended March 31, 2001 compared to the prior year period.

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

   Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a "change of control", as defined in
Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect HCC's future utilization of its loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

   During the first quarter of 2001, HCC generated cash flow from operations of $6.1 million. During this period, the operations of the Aurora Casino and Tunica Casino continued to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $22.6 million of cash flow from operations during the first quarter of 2001 while the Tunica Casino provided $2.7 million of cash from operations. The Shreveport Casino experienced negative cash flow from operations during the first quarter of 2001 amounting to $19.3 million. Management believes that the Shreveport Casino will, in time, become a positive source of operating cash flow. HCC's other primary source of funds consists of interest income earned on temporary investments ($1.1 million). In addition to operating expenses at its three casino facilities, other uses of operating cash by HCC during the first quarter of 2001 included costs to pursue development opportunities ($166,000) and corporate overhead costs ($2.8 million).

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

                                 HOLLYWOOD CASINO CORPORATION


Date: August 17, 2001            By: /s/  Paul C. Yates
                                    --------------------------
                                          Paul C. Yates
                                     Treasurer, Executive Vice
                                          President and
                                      Chief Financial Officer



                                 HWCC - TUNICA, INC.


Date: August 17, 2001            By: /s/  Paul C. Yates
                                    --------------------------
                                          Paul C. Yates
                                   Executive Vice President and
                                     Chief Financial Officer