Form 10-Q
period 2001-06-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2001-08-20
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     June 30, 2001
                                   -------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number 33-48887
                       --------

                         HOLLYWOOD CASINO CORPORATION
                               HWCC-TUNICA, INC.
                               -----------------
          (Exact name of each Registrant as specified in its charter)

             Delaware                               75-2352412
              Texas                                 75-2513808
---------------------------------             ---------------------
(States or other jurisdictions of             (I.R.S. Employer
incorporation or organization)                Identification No.'s)

 Two Galleria Tower, Suite 2200
     13455 Noel Road, LB 48
        Dallas, Texas                                 75240
---------------------------------             ---------------------
(Address of principal executive offices)           (Zip Code)

(Registrants' telephone number, including area code)  (972) 392-7777
                                                      --------------

                               (Not Applicable)
                               ----------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes [X]   No [_]
                                                       ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                            Class              Outstanding at August 16, 2001
-------------------------------   ------------------------------   ------------------------------
 Hollywood Casino Corporation     Common Stock, $.0001 par value         25,000,796 Shares
       HWCC-Tunica, Inc.           Common Stock, $.01 par value             1,000 Shares

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

   The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

   The consolidated financial statements and financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of June 30, 2001, the results of their operations for the three and six month periods ended June 30, 2001 and 2000 and their cash flows for the six month periods ended June 30, 2001 and 2000.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 2000 Annual Report on Form 10-K.

   Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality and it is likely that the Shreveport Casino will also experience seasonality. Consequently, the results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of June 30, 2001, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 13, 2001

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                          June 30,
                                                           2001          December 31,
                                                        (Unaudited)          2000
                                                       -------------    -------------
Current Assets:
 Cash and cash equivalents                             $ 156,504,000    $ 155,570,000
 Receivables, net of allowances of
  $3,512,000 and $2,668,000, respectively                  5,737,000        5,552,000
 Inventories                                               3,663,000        3,603,000
 Deferred income taxes                                     2,502,000        3,054,000
 Refundable deposits and other
  current assets                                           3,096,000        4,153,000
 Due from affiliates, net of valuation allowances          6,491,000        6,661,000
                                                       -------------    -------------
  Total current assets                                   177,993,000      178,593,000
                                                       -------------    -------------


Property and Equipment:
 Land and land improvements                                9,640,000        9,594,000
 Buildings and improvements                              224,642,000      222,637,000
 Riverboats and barges                                    89,823,000       89,421,000
 Operating equipment                                     139,955,000      134,362,000
 Construction in progress                                 11,898,000        4,849,000
                                                       -------------    -------------

                                                         475,958,000      460,863,000
 Less - accumulated depreciation
  and amortization                                      (127,544,000)    (105,406,000)
                                                       -------------    -------------
  Net property and equipment                             348,414,000      355,457,000
                                                       -------------    -------------
Cash restricted for construction projects                          -        9,530,000
                                                       -------------    -------------

Other Assets:
 Deferred financing costs                                 13,812,000       14,875,000
 Land rights                                               6,741,000        6,843,000
 Other assets                                             12,630,000       12,602,000
                                                       -------------    -------------
  Total other assets                                      33,183,000       34,320,000
                                                       -------------    -------------
                                                       $ 559,590,000    $ 577,900,000
                                                       =============    =============

   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                 June 30,
                                                                   2001          December 31,
                                                                (Unaudited)         2000
                                                               -------------    -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                                $   5,133,000    $  16,493,000
 Note payable                                                              -        2,499,000
 Accounts payable                                                 14,118,000       22,177,000
 Accrued liabilities -
  Salaries and wages                                               8,129,000        9,657,000
  Interest                                                        18,427,000       18,067,000
  Gaming and other taxes                                          11,548,000        3,229,000
  Insurance                                                        4,291,000        2,816,000
  Other                                                            7,596,000        5,398,000
 Federal income taxes payable                                      3,299,000        3,299,000
 Other current liabilities                                         4,385,000        3,560,000
                                                               -------------    -------------
  Total current liabilities                                       76,926,000       87,195,000
                                                               -------------    -------------
Long-Term Debt                                                   551,062,000      510,868,000
                                                               -------------    -------------
Capital Lease Obligations                                         17,454,000       37,861,000
                                                               -------------    -------------
Other Noncurrent Liabilities                                       5,480,000        5,658,000
                                                               -------------    -------------
Commitments and Contingencies (Note 9)

Minority Interest                                                  2,124,000        2,078,000
                                                               -------------    -------------
Shareholders' Deficit:
 Common Stock -
  Class A common stock, $.0001 par value per share;
     50,000,000 shares authorized; 25,000,000 and
   24,997,000 shares issued and outstanding, respectively              2,000            2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                         -                -
 Additional paid-in capital                                      217,034,000      217,030,000
 Accumulated deficit                                            (310,492,000)    (282,792,000)
                                                               -------------    -------------
  Total shareholders' deficit                                    (93,456,000)     (65,760,000)
                                                               -------------    -------------
                                                               $ 559,590,000    $ 577,900,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three Months Ended
                                                                                June 30,
                                                                      -----------------------------
                                                                           2001            2000
                                                                      ------------    ------------
Revenues:
 Casino                                                               $121,413,000    $ 82,094,000
 Rooms                                                                   5,997,000       2,653,000
 Food and beverage                                                      14,591,000       8,214,000
 Other                                                                   2,154,000       1,194,000
                                                                      ------------    ------------
                                                                       144,155,000      94,155,000
 Less - promotional allowances                                         (30,621,000)    (18,071,000)
                                                                      ------------    ------------
  Net revenues                                                         113,534,000      76,084,000
                                                                      ------------    ------------

Expenses:
 Casino                                                                 80,383,000      49,967,000
 Rooms                                                                     640,000         366,000
 Food and beverage                                                       4,135,000       2,096,000
 Other                                                                   1,704,000         477,000
 General and administrative                                             11,579,000       5,158,000
 Depreciation and amortization                                          13,775,000       3,246,000
 Preopening                                                                      -       1,012,000
 Development                                                               144,000         192,000
                                                                      ------------    ------------
   Total expenses                                                      112,360,000      62,514,000
                                                                      ------------    ------------
Income from operations                                                   1,174,000      13,570,000
                                                                      ------------    ------------

Non-operating income (expense):
 Interest income                                                         1,256,000       3,090,000
 Interest expense, net of capitalized interest of
  $116,000 and $2,418,000, respectively                                (17,036,000)    (14,134,000)
 Equity in earnings of unconsolidated affiliates                            30,000          22,000
 Gain on disposal of assets                                                  2,000         191,000
                                                                      ------------    ------------
  Total non-operating expense, net                                     (15,748,000)    (10,831,000)
                                                                      ------------    ------------

(Loss) income before income taxes, extraordinary and other items       (14,574,000)      2,739,000
Income tax provision                                                      (223,000)       (506,000)
                                                                      ------------    ------------

(Loss) income before extraordinary and other items                     (14,797,000)      2,233,000
Minority interest in Hollywood Casino Shreveport (Note 1)                 (355,000)              -
                                                                      ------------    ------------
(Loss) income before extraordinary item                                (15,152,000)      2,233,000
Extraordinary item - loss on early extinguishment of debt                 (843,000)              -
                                                                      ------------    ------------

Net (loss) income                                                     $(15,995,000)   $  2,233,000
                                                                      ============    ============

Basic net (loss) income per common share:
 (Loss) income before extraordinary item                              $       (.61)           $.09
 Extraordinary item                                                           (.03)              -
                                                                      ------------    ------------
Net (loss) income                                                     $       (.64)           $.09
                                                                      ============    ============

Diluted net (loss) income per common share:
 (Loss) income before extraordinary item                              $       (.61)           $.08
 Extraordinary item                                                           (.03)              -
                                                                      ------------    ------------
Net (loss) income                                                     $       (.64)           $.08
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                      -------------------------------
                                                                             2001            2000
                                                                        ------------    ------------
Revenues:
 Casino                                                                 $242,525,000    $162,559,000
 Rooms                                                                    11,342,000       5,110,000
 Food and beverage                                                        29,452,000      16,152,000
 Other                                                                     4,577,000       2,293,000
                                                                        ------------    ------------
                                                                         287,896,000     186,114,000
 Less - promotional allowances                                           (58,072,000)    (34,578,000)
                                                                        ------------    ------------
  Net revenues                                                           229,824,000     151,536,000
                                                                        ------------    ------------

Expenses:
 Casino                                                                  165,178,000      97,880,000
 Rooms                                                                     1,522,000         536,000
 Food and beverage                                                         9,445,000       4,457,000
 Other                                                                     3,369,000         823,000
 General and administrative                                               20,866,000      10,612,000
 Depreciation and amortization                                            23,156,000       6,514,000
 Preopening                                                                        -       1,408,000
 Development                                                                 310,000         422,000
                                                                        ------------    ------------
   Total expenses                                                        223,846,000     122,652,000
                                                                        ------------    ------------
Income from operations                                                     5,978,000      28,884,000
                                                                        ------------    ------------

Non-operating income (expense):
 Interest income                                                           2,946,000       6,259,000
 Interest expense, net of capitalized interest of
  $138,000 and $3,818,000, respectively                                  (34,376,000)    (29,214,000)
 Equity in losses of unconsolidated affiliates                               (87,000)              -
 (Loss) gain on disposal of assets                                           (64,000)        192,000
                                                                        ------------    ------------
  Total non-operating expense, net                                       (31,581,000)    (22,763,000)
                                                                        ------------    ------------

(Loss) income before income taxes, extraordinary and other items         (25,603,000)      6,121,000
Income tax provision                                                        (517,000)     (1,076,000)
                                                                        ------------    ------------

(Loss) income before extraordinary and other items                       (26,120,000)      5,045,000
Minority interest in Hollywood Casino Shreveport (Note 1)                   (737,000)              -
                                                                        ------------    ------------
(Loss) income before extraordinary item                                  (26,857,000)      5,045,000
Extraordinary item - loss on early extinguishment of debt                   (843,000)              -
                                                                        ------------    ------------

Net (loss) income                                                       $(27,700,000)   $  5,045,000
                                                                        ============    ============

Basic net (loss) income per common share:
 (Loss) income before extraordinary item                                $      (1.08)           $.20
  Extraordinary item                                                            (.03)              -
                                                                        ------------    ------------
Net (loss) income                                                       $      (1.11)           $.20
                                                                        ============    ============

Diluted net (loss) income per common share:
 (Loss) income before extraordinary item                                $      (1.08)           $.19
  Extraordinary item                                                            (.03)              -
                                                                        ------------    ------------
Net (loss) income                                                       $      (1.11)           $.19
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                             -----------------------------
                                                                  2001            2000
                                                             ------------    ------------

OPERATING ACTIVITIES:
 Net (loss) income                                           $(27,700,000)   $  5,045,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization, including accretion
   of debt discount and amortization of premium                24,699,000       7,676,000
  Extraordinary item                                              843,000               -
  Loss (gain) on disposal of assets                                64,000        (192,000)
  Minority interest in Hollywood Casino Shreveport                737,000               -
  Grant of stock options                                                -           9,000
  Equity in losses of unconsolidated affiliates                    87,000               -
  Provision for doubtful accounts                               1,303,000         528,000
  Deferred income taxes                                          (307,000)         40,000
  Increase in accounts receivable                              (1,488,000)       (897,000)
  Increase in accounts payable and accrued expenses             2,765,000      11,352,000
  Net change in other current assets and liabilities            1,992,000          60,000
  Net change in other noncurrent assets and liabilities           721,000         (98,000)
                                                             ------------    ------------

   Net cash provided by operating activities                    3,716,000      23,523,000
                                                             ------------    ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                          (16,125,000)    (70,750,000)
 Net change in restricted cash                                  9,530,000      46,032,000
 Proceeds from disposal of assets                                  51,000       2,408,000
 Investments in unconsolidated affiliates                        (156,000)              -
                                                             ------------    ------------

 Net cash used in investing activities                         (6,700,000)    (22,310,000)
                                                             ------------    ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                      40,901,000         104,000
 Payment to Sodak Gaming, Inc.                                 (2,499,000)              -
 Deferred financing costs                                      (1,258,000)     (1,849,000)
 Repayments of long-term debt                                  (2,217,000)     (1,443,000)
 Payments on capital lease obligations                        (30,322,000)       (298,000)
 Issuance of common stock                                           4,000           4,000
 Limited partner distributions                                   (691,000)              -
                                                             ------------    ------------

  Net cash provided by (used in) financing activities           3,918,000      (3,482,000)
                                                             ------------    ------------

  Net increase (decrease) in cash and cash equivalents            934,000      (2,269,000)
  Cash and cash equivalents at beginning of period            155,570,000     115,351,000
                                                             ------------    ------------

  Cash and cash equivalents at end of period                 $156,504,000    $113,082,000
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

     In September 1998, a joint venture in which HCL was a partner (the "Shreveport Partnership") received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. As a result, HCL obtained an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest in the event the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. Accordingly, the Shreveport Partnership is included in the consolidated financial statements of HCC. The remaining joint venture partner's interest is reflected as minority interest on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

     The accompanying consolidated financial statements also reflect HCT's one-third investment in Tunica Golf Course LLC and the Shreveport Casino's 50% interest in Shreveport Golf Company under the equity method of accounting. Tunica Golf Course LLC was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course was completed and opened for play in November 1998. Shreveport Golf

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

Company was organized in 2000 to develop and operate a golf course to be used by patrons of the Shreveport Casino.

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

     The consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000.

     During January and April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs should be reported as a reduction in net revenues rather than as an expense. The new presentation requirements have been adopted by the Company effective with the first quarter of 2001. Accordingly, all such costs for the current and prior year periods are now included in the accompanying consolidated statements of operations as promotional allowances instead of casino expenses. The changes result only in a reclassification within the consolidated statements of operations and do not affect consolidated (loss) income from operations or net (loss) income.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. The Company is currently evaluating the impact of the adoption of SFAS 142; however, it does not expect the adoption to have a material effect on its consolidated financial statements.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                         -----------------------   -----------------------
                                            2001         2000         2001         2000
                                         ----------   ----------   ----------   ----------
Shares used in the calculation of:

Basic net (loss) income per share        24,997,412   24,953,476   24,997,046   24,952,256
Diluted net (loss) income per share      24,997,412   26,482,890   24,997,046   26,394,259

     No potential common shares were included in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2001 as the inclusion of such shares would be antidilutive due to the net losses incurred during the periods. The number of shares used in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2000 have been adjusted to include potential common shares arising from stock options held by certain employees and directors; however, the calculation excludes certain options to purchase common stock which would be antidilutive to the diluted earnings per share calculation. The weighted average number of potential common shares and options excluded was 2,024,208 and 20,000, respectively, for the three month periods ended June 30, 2001 and 2000 and 2,033,529 and 20,000, respectively, for the six month periods ended June 30, 2001 and 2000.

(3)  Change in Depreciable Lives

     On February 26, 2001, the Company announced the commencement of a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The Aurora Casino expansion, as currently planned, is projected to cost approximately $70,000,000 and is expected to be completed and opened during the summer of 2002. HCA received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40,000,000 of the estimated project costs for the proposed Aurora Casino expansion were obtained from HCC's issuance of the Senior Secured Notes (see Note 4(a)) with the remainder to come from cash on hand and cash available from operations.

     As a result of such plans, management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets exists and no write down of its
assets is required.   The Aurora Casino has prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets ($24,367,000 at June 30, 2001) to their estimated net realizable value at the time they are expected to be removed from service. Consequently, depreciation expense during the three and six month periods ended June 30, 2001 subsequent to the announcement of the expansion project increased by $6,426,000 and $8,574,000, respectively; such additional depreciation is expected to amount to approximately $12.9 million during the remainder of 2001.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(4)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.

                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                 ------------    ------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)                       $310,000,000    $310,000,000
 Floating rate Senior Secured Notes, due 2006 (a)                  50,000,000      50,000,000
 Promissory note due to affiliate (Note 8)                          1,893,000       1,893,000
                                                                 ------------    ------------
                                                                  361,893,000     361,893,000
                                                                 ------------    ------------
Indebtedness of HCA:
 Promissory notes to bank (b)                                         717,000       1,145,000
                                                                 ------------    ------------
Indebtedness of HCT:
 Equipment loans (c)                                                  678,000       1,188,000
 Bank credit facility (d)                                             744,000          89,000
                                                                 ------------    ------------
                                                                    1,422,000       1,277,000
                                                                 ------------    ------------
Indebtedness of HCL which is non-recourse to HCC:
   13% Shreveport First Mortgage Notes, with contingent
      interest, due 2006 (e)                                      150,000,000     150,000,000
   13% Shreveport Senior Secured Notes, with contingent
    interest, due 2006, including premium of $1,163,000 (f)        40,163,000               -
   Note payable, net of discount of $15,000
    and $87,000, respectively (g)                                     785,000       1,913,000
 Other                                                                 30,000          33,000
                                                                 ------------    ------------
                                                                  190,978,000     151,946,000
                                                                 ------------    ------------
 Total indebtedness                                               555,010,000     516,261,000
  Less - current maturities                                        (3,948,000)     (5,393,000)
                                                                 ------------    ------------

    Total long-term debt                                         $551,062,000    $510,868,000
                                                                 ============    ============

(a) During May 1999, HCC completed the refinancing of its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes has been adjusted from 12.41% per annum effective November 1, 1999, to 12.89% effective May 1, 2000, to 13% effective November 1, 2000 and to 10.51% effective May 1, 2001. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and, during October 1999, to acquire and terminate management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     gaming facility at the Aurora Casino (see Note 3). Interest on the Senior Secured Notes is payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The amount of the lien described in (2) above is currently $66,007,000.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     In June 2001, HCT entered into a bank facility in the amount of $3,000,000
     available through June 30, 2002.   Borrowings under the line of credit are
     payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are to be collateralized by equipment purchased with such loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at a rate of 7.5% per annum.

(e) During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC.

     Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5,000,000 for any four consecutive fiscal quarters. No contingent interest was incurred during either of the three and six month periods ended June 30, 2001. Accrued contingent interest amounted to $77,000 at both June 30, 2001 and December 31, 2000. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority secured interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see 4(f)) and up to $6,000,000 in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

(f) In June 2001, the Shreveport Partnership issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued with a premium to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at the annual rate of 13% is payable

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. No contingent interest was incurred during either of the three or six month periods ended June 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligations (see Note 5) with the remainder available for working capital purposes.

     Under the terms of certain intercreditor collateral agreements, the Shreveport Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the Shreveport First Mortgage Notes (see (4e)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Shreveport Senior Secured Notes.

     The Shreveport Senior Secured Notes may be redeemed on the same terms and conditions as the Shreveport First Mortgage Notes (see (4e)). The indenture to the Shreveport Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the Shreveport First Mortgage Notes (see (4e)).

(g) In September 1998, HCC and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with moving the licensed site to Shreveport, the current and former partners negotiated a settlement with the City of New Orleans which, among other things, required that one of the former partners pay $5,000,000 to the City. The current partners agreed that the Shreveport Casino would pay the City an additional $5,000,000 upon securing financing for construction of the project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would, contingent on securing financing, reimburse the former partner $2,000,000 of the amount it paid to the City; such repayment is being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Scheduled payments of long-term debt as of June 30, 2001 are set forth below:

           2001 (six months)                    $  3,355,000
           2002                                      835,000
           2003                                      429,000
           2004                                      237,000
           2005                                        6,000
           Thereafter                            549,000,000
                                                ------------
              Total                             $553,862,000
                                                ============

     Interest paid, net of amounts capitalized, amounted to $32,473,000 and $27,014,000, respectively, during the six month periods ended June 30, 2001 and 2000.

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

     The Tunica Casino and Aurora Casino previously leased certain gaming and other equipment under capital lease agreements which have expired. No future payment obligations exist with respect to these capital leases although the equipment remains in use.

     The Shreveport Partnership entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, the Shreveport Partnership paid only interest on outstanding borrowings together with a fee of
 .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in twelve equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixtures and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Shreveport Senior Secured Notes (see Note 4(f)).

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     The $30,000,000 original cost of the assets acquired under the capital lease agreement by the Shreveport Partnership was included in furniture and equipment on the accompanying consolidated balance sheet at December 31, 2000. Accumulated amortization at December 31, 2000 with respect to these assets amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation; however, operating equipment under capital leases of $30,000,000 and the accumulated amortization thereon of $2,610,000 as of the June 15, 2001 lease termination date have been removed from the table below. Assets under capital leases and the related accumulated amortization are included on the accompanying consolidated balance sheet as follows:

                                       June 30,      December 31,
                                         2001            2000
                                     ------------    ------------
Buildings                            $ 27,358,000    $ 27,358,000
Operating equipment                     6,219,000      36,219,000
                                     ------------    ------------
                                       33,577,000      63,577,000
Less - accumulated amortization       (11,861,000)    (11,579,000)
                                     ------------    ------------
                                     $ 21,716,000    $ 51,998,000
                                     ============    ============

     Amortization expense with respect to assets under capital leases amounted to $1,335,000 and $2,892,000, respectively, during the three and six month periods ended June 30, 2001 (including $1,108,000 and $2,438,000, respectively, for the Shreveport Casino's leased assets prior to the June 15, 2001 lease termination date) and $227,000 and $454,000, respectively, for the three and six month periods ended June 30, 2000.

     Future minimum lease payments under capital lease obligations as of June 30, 2001 are as follows:

          2001 (six months)                       $ 1,492,000
          2002                                      2,643,000
          2003                                      2,660,000
          2004                                      2,677,000
          2005                                      2,477,000
          Thereafter                               16,262,000
                                                  -----------
          Total minimum lease payments             28,211,000
          Less amount representing interest        (9,572,000)
                                                  -----------
          Present value of future
            minimum lease payments                 18,639,000
          Current capital lease obligation         (1,185,000)
                                                  -----------
          Long-term capital lease obligation      $17,454,000
                                                  ===========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(6)  Cash Restricted for Construction Project

     Cash restricted for construction project consisted of investments in government securities which were to be used for specified purposes and which were purchased with net proceeds from the Shreveport First Mortgage Notes (see
Note 4(e)) as required by the indenture for the Shreveport First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the Shreveport First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at December 31, 2000.

(7)  Income Taxes

     Components of HCC's (provision) benefit for income taxes consist of the following:

                                       Three Months Ended            Six Months Ended
                                            June 30,                     June 30,
                                    -------------------------   ---------------------------
                                        2001         2000            2001           2000
                                    -----------    ---------    ------------    -----------
Current:
  Federal                           $        -     $      -     $         -     $        -
  State                                (413,000)    (505,000)       (824,000)    (1,061,000)

Deferred:
  Federal                             4,637,000     (773,000)      8,849,000     (1,744,000)
  State                               1,463,000       (1,000)      2,831,000        (15,000)
 Change in valuation allowance       (5,910,000)     773,000     (11,373,000)     1,744,000
                                    -----------    ---------    ------------    -----------
                                    $  (223,000)   $(506,000)   $   (517,000)   $(1,076,000)
                                    ===========    =========    ============    ===========

     No federal income tax payments were made during the six month period ended June 30, 2001; federal tax payments of $35,000 were made during the six month period ended June 30, 2000. Current federal income taxes for the six month period ended June 30, 2000 were offset through the use of available tax net operating loss carryforwards ("NOL's"). State income tax payments of $10,000 and $1,241,000, respectively, were made during the six month periods ended June 30, 2001 and 2000.

     At June 30, 2001, HCC and its subsidiaries have NOL's for federal income tax purposes totaling approximately $62,300,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $5,018,000 and $822,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize a portion of the net deferred tax assets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


Accordingly, valuation allowances have been established which result in net deferred tax assets of $5,839,000 and $5,532,000 at June 30, 2001 and December 31, 2000, respectively.

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional estimated current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 through 1998. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of HCC.

(8)  Transactions with Related Parties

     As partial consideration for its April 1, 1997 acquisition of the general partnership interest in the entity which held the management contract for the Aurora Casino, HCC issued a five-year note in the original amount of $3,800,000 to PPI Corporation. The note payable to PPI Corporation was amended as of October 1999 to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through September 1, 2001 while negotiations continue between GBCC and HCC to restructure certain indebtedness owed by GBCC to HCC. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of October 1, 2001. The indebtedness owed by GBCC to HCC includes, among other things, demand notes with an outstanding principal balance of $5,704,000 at June 30, 2001 and other deferred interest notes with a final maturity value of $47,603,000. The deferred interest notes have been fully reserved by HCC.

(9)  Commitments and Contingencies

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at June 30, 2001. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

     The Shreveport Partnership has agreed to reimburse up to $579,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


entertainment facilities to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at June 30, 2001 or December 31, 2000 as the underlying construction work has not yet begun. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest.

(10) Unrestricted Subsidiaries

     Under the terms of the indenture to the Senior Secured Notes (see Note 4(a)), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries; HWCC-Holdings, Inc. and HWCC-Golf Course Partners, Inc. The following presentation summarizes the financial position and results of operations of the Company reflecting its Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements contained in the indenture to the Senior Secured Notes.

                            Condensed Balance Sheet
           Equity Method for Investment in Unrestricted Subsidiaries
                                 June 30, 2001
                             (amounts in thousands)


Current Assets:
Cash and cash items                                                $121,553
Accounts receivable, net of allowance of $2,880                       4,222
Inventories                                                           1,542
Prepaid expenses and other current assets                             4,497
Due from affiliates                                                   6,491
                                                                   --------
                                                                    138,305
                                                                   --------
Investment in and advances to Unrestricted Subsidiaries              15,825
                                                                   --------
Property and equipment, net of accumulated depreciation and
 amortization of $119,140                                           160,645
                                                                   --------
Other Assets:
Deferred finance costs                                                8,181
Other assets                                                         15,817
                                                                   --------
                                                                     23,998
                                                                   --------
                                                                   $338,773
                                                                   ========

Current Liabilities:
Current maturities of long-term debt and capital leases            $  4,342
Accounts payable and accrued liabilities                             41,123
Other current liabilities                                             3,125
                                                                  ---------
                                                                     48,590
                                                                  ---------
Long-term debt                                                      360,875
                                                                   --------
Capital lease obligations                                            17,454
                                                                  ---------
Other noncurrent liabilities                                          5,310
                                                                   --------
Shareholders' deficit:
Common stock                                                              2
Additional paid-in capital                                          217,034
Accumulated deficit                                                (310,492)
                                                                  ---------
                                                                    (93,456)
                                                                  ---------
                                                                  $ 338,773
                                                                  =========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


                       Condensed Statements of Operations
           Equity Method for Investment in Unrestricted Subsidiaries
                Three and Six Month Periods Ended June 30, 2001
                             (amounts in thousands)

                                              Three Months Ended    Six Months Ended
                                                 June 30, 2001        June 30, 2001
                                              -------------------   -----------------
Net revenues                                            $ 78,251            $157,558
                                                        --------            --------
Expenses:
 Departmental expenses                                    52,951             106,655
 General and administrative                                5,331              10,845
 Depreciation and amortization                             9,768              15,263
 Development                                                 144                 310
                                                        --------            --------
    Total expenses                                        68,194             133,073
                                                        --------            --------
Income from operations                                    10,057              24,485
Non-operating expense, net                                (9,857)            (19,861)
                                                        --------            --------
Income before taxes and other item                           200               4,624
Provision for taxes                                         (223)               (517)
                                                        --------            --------
Loss (income) before other item                              (23)              4,107
Equity in losses of unrestricted subsidiaries            (15,972)            (31,807)
                                                        --------            --------
Net loss                                                $(15,995)           $(27,700)
                                                        ========            ========

(11) Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed balance sheet of Hollywood Casino-Aurora, Inc. as of June 30, 2001, the related condensed statements of operations for the three and six month periods ended June 30, 2001 and 2000 and of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 13, 2001

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                                BALANCE SHEETS

                                    ASSETS

                                                      June 30,
                                                        2001       December 31,
                                                    (Unaudited)       2000
                                                   ------------   -------------
Current Assets:
 Cash and cash equivalents                         $ 29,867,000    $ 21,164,000
 Accounts receivable, net of allowances
  of $888,000 and $942,000, respectively              1,329,000       1,188,000
 Inventories                                            872,000         997,000
 Deferred income taxes                                2,104,000       1,958,000
 Due from affiliates                                    105,000         129,000
 Prepaid expenses and other current assets              684,000       1,033,000
                                                   ------------    ------------

  Total current assets                               34,961,000      26,469,000
                                                   ------------    ------------

Property and Equipment:
 Land improvements                                    3,167,000       3,167,000
 Buildings and improvements                          46,205,000      46,205,000
 Riverboats and barge                                42,365,000      42,377,000
 Operating equipment                                 43,011,000      42,996,000
 Construction in progress                            10,029,000       2,137,000
                                                   ------------    ------------

                                                    144,777,000     136,882,000
 Less - accumulated depreciation and amortization   (66,090,000)    (54,782,000)
                                                   ------------    ------------

  Net property and equipment                         78,687,000      82,100,000
                                                   ------------    ------------

Other Assets                                          2,192,000       2,213,000
                                                   ------------    ------------

                                                   $115,840,000    $110,782,000
                                                   ============    ============


 The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                      June 30,
                                                       2001        December 31,
                                                    (Unaudited)        2000
                                                   ------------    ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                    $  1,581,000    $  1,847,000
 Accounts payable                                     4,632,000       1,659,000
 Accrued liabilities -
  Salaries and wages                                  2,549,000       2,819,000
  Interest                                            1,750,000       1,756,000
  Gaming and other taxes                              7,661,000       1,573,000
  Insurance                                             580,000         746,000
  Other                                               2,043,000       1,865,000
 Due to affiliates                                      575,000         482,000
 Other current liabilities                            1,861,000       1,361,000
                                                   ------------    ------------

  Total current liabilities                          23,232,000      14,108,000
                                                   ------------    ------------

Long-Term Debt                                       66,328,000      66,405,000
                                                   ------------    ------------

Capital Lease Obligations                            17,454,000      17,861,000
                                                   ------------    ------------

Deferred Income Taxes                                 3,176,000       6,218,000
                                                   ------------    ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                          15,000          15,000
 Additional paid-in capital                          25,541,000      25,541,000
 Accumulated deficit                                (19,906,000)    (19,366,000)
                                                   ------------    ------------

  Total shareholder's equity                          5,650,000       6,190,000
                                                   ------------    ------------

                                                   $115,840,000    $110,782,000
                                                   ============    ============

 The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                      ------------------------
                                                          2001        2000
                                                      -----------  -----------
Revenues:
 Casino                                               $56,360,000  $55,217,000
 Food and beverage                                      3,534,000    3,988,000
 Other                                                    790,000      838,000
                                                      -----------  -----------

                                                       60,684,000   60,043,000
 Less - promotional allowances                         (8,162,000)  (8,479,000)
                                                      -----------  -----------

 Net revenues                                          52,522,000   51,564,000
                                                      -----------  -----------

Expenses:
 Casino                                                32,076,000   32,812,000
 Food and beverage                                      1,358,000    1,235,000
 Other                                                    272,000      272,000
 General and administrative                             1,389,000    1,270,000
 Depreciation and amortization                          8,216,000    1,736,000
                                                      -----------  -----------

  Total expenses                                       43,311,000   37,325,000
                                                      -----------  -----------

Income from operations                                  9,211,000   14,239,000
                                                      -----------  -----------

Non-operating income (expense):
 Interest income                                          221,000      374,000
 Interest expense, net of capitalized interest
  of $116,000 in 2001                                  (2,111,000)  (2,263,000)
 Gain on disposal of assets                                 1,000            -
                                                      -----------  -----------


  Total non-operating expense, net                     (1,889,000)  (1,889,000)
                                                      -----------  -----------

Income before income taxes                              7,322,000   12,350,000

Income tax provision                                   (2,659,000)  (4,554,000)
                                                      -----------  -----------

Net income                                            $ 4,663,000  $ 7,796,000
                                                      ===========  ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                   ----------------------------
                                                      2001            2000
                                                   ------------    ------------
Revenues:
 Casino                                            $113,481,000    $109,049,000
 Food and beverage                                    7,398,000       7,830,000
 Other                                                1,550,000       1,589,000
                                                   ------------    ------------

                                                    122,429,000     118,468,000
 Less - promotional allowances                      (16,552,000)    (16,257,000)
                                                   ------------    ------------

 Net revenues                                       105,877,000     102,211,000
                                                   ------------    ------------

Expenses:
 Casino                                              64,970,000      63,653,000
 Food and beverage                                    2,776,000       2,470,000
 Other                                                  448,000         490,000
 General and administrative                           2,530,000       2,751,000
 Depreciation and amortization                       12,159,000       3,492,000
                                                   ------------    ------------

  Total expenses                                     82,883,000      72,856,000
                                                   ------------    ------------

Income from operations                               22,994,000      29,355,000
                                                   ------------    ------------

Non-operating income (expense):
 Interest income                                        449,000         596,000
 Interest expense, net of capitalized interest
  of $138,000 in 2001                                (4,323,000)     (4,531,000)
 (Loss) gain on disposal of assets                      (66,000)          1,000
                                                   ------------    ------------


  Total non-operating expense, net                   (3,940,000)     (3,934,000)
                                                   ------------    ------------

Income before income taxes                           19,054,000      25,421,000

Income tax provision                                 (6,839,000)     (9,396,000)
                                                   ------------    ------------

Net income                                         $ 12,215,000    $ 16,025,000
                                                   ============    ============

     The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
OPERATING ACTIVITIES:
 Net income                                         $ 12,215,000   $ 16,025,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                       12,159,000      3,492,000
  Provision for doubtful accounts                         90,000        105,000
  Loss (gain) on disposal of assets                       66,000         (1,000)
  Deferred income tax (benefit) provision             (3,188,000)       171,000
  Increase in receivables                               (231,000)      (309,000)
  Increase in accounts payable and accrued
   liabilities                                         8,797,000      5,546,000
  Net change in affiliate accounts                       117,000      1,444,000
  Net change in other current assets and
   liabilities                                           974,000       (258,000)
  Net change in other assets and liabilities              21,000        (45,000)
                                                    ------------   ------------

 Net cash provided by operating activities            31,020,000     26,170,000
                                                    ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                  (8,861,000)    (2,756,000)
 Proceeds from sale of assets                             49,000          1,000
                                                    ------------   ------------

 Net cash used in investing activities                (8,812,000)    (2,755,000)
                                                    ------------   ------------

FINANCING ACTIVITIES:
 Repayments of debt                                     (428,000)      (396,000)
 Payments on capital lease obligations                  (322,000)      (298,000)
 Dividends                                           (12,755,000)   (15,274,000)
                                                    ------------   ------------

 Net cash used in financing activities               (13,505,000)   (15,968,000)
                                                    ------------   ------------

 Net increase in cash and cash equivalents             8,703,000      7,447,000
 Cash and cash equivalents at beginning of period     21,164,000     22,148,000
                                                    ------------   ------------

 Cash and cash equivalents at end of period         $ 29,867,000   $ 29,595,000
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

     The financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000.

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

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCA is currently evaluating the impact of the adoption of SFAS 142; however, it does not expect the adoption to have a material effect on its financial statements.

(2)  Change in Depreciable Lives

     On February 26, 2001, HCA announced the commencement of a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The Aurora Casino expansion, as currently planned, is projected to cost approximately $70,000,000 and is expected to be completed and opened during the summer of 2002. HCA received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40,000,000 of the estimated project costs for the proposed Aurora Casino expansion will be obtained under HCA's available intercompany borrowings from HCC (see Note 3(a)) with the remainder to come from cash on hand and cash available from operations.

     As a result of such plans, management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets exists and no write down of its
assets is required.   The Aurora Casino has prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets ($24,367,000 at June 30, 2001) to their estimated net realizable value at the time they are expected to be removed from service. Consequently, depreciation expense during the three and six month periods ended June 30, 2001 subsequent to the announcement of the expansion project increased by $6,426,000 and $8,574,000, respectively; such additional depreciation is expected to amount to approximately $12.9 million during the remainder of 2001.

                        HOLLYWOOD CASINO - AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)
                  NOTES TO FINANCIAL STATEMETS (continued)
                                  (Unaudited)

(3)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:

                                              June 30,      December 31,
                                                2001            2000
                                            -----------     -----------

 11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                          $66,007,000     $66,007,000
 Promissory notes to bank (b)                   717,000       1,145,000
                                            -----------     -----------

 Total indebtedness                          66,724,000      67,152,000
 Less - current maturities                     (396,000)       (747,000)
                                            -----------     -----------

 Total long-term debt                       $66,328,000     $66,405,000
                                            ===========     ===========
---------------------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $29,007,000 replaced a previous intercompany note with HCC which accrued interest at the rate of 12.75%. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract. HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable each October 15 and April 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The lien is limited to the outstanding principal amount on the intercompany note to HCC.

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

                       HOLLYWOOD CASINO -- AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     As of June 30, 2001, future maturities of long-term debt are as follows:

          2001 (six months)                     $   319,000
          2002                                      156,000
          2003                                      168,000
          2004                                       74,000
          2005                                           -
          Thereafter                             66,007,000
                                                -----------
                                                $66,724,000
                                                ===========

     Interest paid for the six month periods ended June 30, 2001 (net of capitalized interest) and 2000 amounted to $4,329,000 and $4,537,000, respectively.

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

     The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both June 30, 2001 and December 31, 2000 in the amount of $27,358,000. Amortization expense with respect to these assets amounted to $227,000 and $454,000, respectively, during each of the three and six month periods ended June 30, 2001 and 2000. Accumulated amortization at June 30, 2001 and December 31, 2000 with respect to these assets amounted to $8,088,000 and $7,634,000, respectively.

                       HOLLYWOOD CASINO -- AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     Future minimum lease payments under capital lease obligations as of June 30, 2001 are as follows:

          2001 (six months)                              $ 1,492,000
          2002                                             2,643,000
          2003                                             2,660,000
          2004                                             2,677,000
          2005                                             2,477,000
          Thereafter                                      16,262,000
                                                         -----------
          Total minimum lease payments                    28,211,000
          Less amount representing interest               (9,572,000)
                                                         -----------
          Present value of future
           minimum lease payments                         18,639,000
          Current capital lease obligation                (1,185,000)
                                                         -----------
          Long-term capital lease obligation             $17,454,000
                                                         ===========

(5)  Income Taxes

     HCA's (provision) benefit for income taxes consists of the following:

                                     Three Months Ended             Six Months Ended
                                           June 30,                      June 30,
                                   --------------------------    --------------------------
                                      2001           2000           2001           2000
                                   -----------    -----------    -----------    -----------
 Current provision:
  Federal                          $(4,698,000)   $(4,021,000)   $(9,204,000)   $(8,164,000)
  State                               (412,000)      (505,000)      (823,000)    (1,061,000)

 Deferred benefit (provision):
  Federal                            2,261,000        (27,000)     2,881,000       (156,000)
  State                                190,000         (1,000)       307,000        (15,000)
                                   -----------    -----------    -----------    -----------
                                   $(2,659,000)   $(4,554,000)   $(6,839,000)   $(9,396,000)
                                   ===========    ===========    ===========    ===========

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal income taxes amounting to $8,640,000 and $6,664,000, respectively, during the six month periods ended June 30, 2001 and 2000 and state income taxes of $9,000 and $1,241,000, respectively, during the six month periods ended June 30, 2001 and 2000.

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

                       HOLLYWOOD CASINO -- AURORA, INC.
                (wholly owned by Hollywood Casino Corporation)

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

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Tunica, Inc. and subsidiary as of June 30, 2001, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 13, 2001

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         June 30,
                                                           2001         December 31,
                                                        (Unaudited)        2000
                                                        ------------    ------------
Current Assets:
 Cash and cash equivalents                              $ 17,280,000    $ 16,038,000
 Accounts receivable, net of allowances of
  $1,992,000 and $1,636,000, respectively                  2,764,000       3,295,000
 Inventories                                                 670,000         780,000
 Deferred income taxes                                     1,646,000       1,403,000
 Prepaid expenses and other current assets                   998,000       1,182,000
 Due from affiliates                                         491,000         163,000
                                                        ------------    ------------
  Total current assets                                    23,849,000      22,861,000
                                                        ------------    ------------
Property and Equipment:
 Land and improvements                                     4,808,000       4,808,000
 Buildings                                                76,701,000      76,701,000
 Barges                                                    2,524,000       2,524,000
 Operating equipment                                      48,332,000      47,019,000
 Construction in progress                                  1,107,000          91,000
                                                        ------------    ------------
                                                         133,472,000     131,143,000
  Less - accumulated depreciation and amortization       (52,292,000)    (49,408,000)
                                                        ------------    ------------
 Net property and equipment                               81,180,000      81,735,000
                                                        ------------    ------------
Other Assets:
 Land rights                                               6,741,000       6,843,000
 Other assets                                              4,316,000       4,667,000
                                                        ------------    ------------
  Total other assets                                      11,057,000      11,510,000
                                                        ------------    ------------
                                                        $116,086,000    $116,106,000
                                                        ============    ============

   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                              June 30,
                                                2001         December 31,
                                             (Unaudited)         2000
                                             ------------    ------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations              $    869,000    $  1,032,000
 Accounts payable                               1,181,000       1,890,000
 Accrued liabilities -
  Salaries and wages                            1,881,000       1,792,000
  Interest                                        437,000         437,000
  Gaming and other taxes                          805,000       1,473,000
  Insurance                                     2,395,000       1,986,000
  Other                                         3,282,000       2,856,000
 Other current liabilities                      1,172,000       1,375,000
                                             ------------    ------------
  Total current liabilities                    12,022,000      12,841,000
                                             ------------    ------------
Long-Term Debt                                 87,927,000      87,619,000
                                             ------------    ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                  -               -
 Additional paid-in capital                    22,637,000      22,637,000
 Accumulated deficit                           (6,500,000)     (6,991,000)
                                             ------------    ------------
  Total shareholder's equity                   16,137,000      15,646,000
                                             ------------    ------------
                                             $116,086,000    $116,106,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three Months Ended
                                                      June 30,
                                             ---------------------------
                                                2001            2000
                                             ------------    -----------
Revenues:
 Casino                                      $ 27,126,000    $26,877,000
 Rooms                                          3,260,000      2,653,000
 Food and beverage                              4,309,000      4,226,000
 Other                                            484,000        356,000
                                             ------------    -----------
                                               35,179,000     34,112,000
 Less - promotional allowances                (10,159,000)    (9,592,000)
                                             ------------    -----------
   Net revenues                                25,020,000     24,520,000
                                             ------------    -----------
Expenses:
 Casino                                        17,908,000     17,155,000
 Rooms                                            219,000        366,000
 Food and beverage                                853,000        861,000
 Other                                            265,000        205,000
 General and administrative                     1,653,000      1,309,000
 Depreciation and amortization                  1,498,000      1,463,000
                                             ------------    -----------
   Total expenses                              22,396,000     21,359,000
                                             ------------    -----------
Income from operations                          2,624,000      3,161,000
                                             ------------    -----------
Non-operating income (expenses):
 Interest income                                   84,000         54,000
 Interest expense                              (2,478,000)    (2,509,000)
 Equity in earnings of
   unconsolidated affiliate                        29,000         22,000
 Gain on disposal of assets                         2,000             -
                                             ------------    -----------
   Total non-operating expenses, net           (2,363,000)    (2,433,000)
                                             ------------    -----------
Income before income taxes                        261,000        728,000
Income tax provision                             (100,000)      (343,000)
                                             ------------    -----------
Net income                                   $    161,000    $   385,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                   -----------------------------
                                                        2001            2000
                                                   ------------    ------------
Revenues:
 Casino                                            $ 54,398,000    $ 53,510,000
 Rooms                                                6,173,000       5,110,000
 Food and beverage                                    8,598,000       8,322,000
 Other                                                  887,000         704,000
                                                   ------------    ------------
                                                     70,056,000      67,646,000
 Less - promotional allowances                      (19,848,000)    (18,321,000)
                                                   ------------    ------------
   Net revenues                                      50,208,000      49,325,000
                                                   ------------    ------------
Expenses:
 Casino                                              35,809,000      34,227,000
 Rooms                                                  488,000         536,000
 Food and beverage                                    1,713,000       1,987,000
 Other                                                  451,000         333,000
 General and administrative                           3,293,000       2,516,000
 Depreciation and amortization                        2,992,000       2,939,000
                                                   ------------    ------------
   Total expenses                                    44,746,000      42,538,000
                                                   ------------    ------------
Income from operations                                5,462,000       6,787,000
                                                   ------------    ------------
Non-operating income (expenses):
 Interest income                                        176,000          97,000
 Interest expense                                    (4,962,000)     (5,029,000)
 Equity in losses of unconsolidated affiliate           (87,000)             -
 Gain on disposal of assets                               2,000              -
                                                   ------------    ------------
   Total non-operating expenses, net                 (4,871,000)     (4,932,000)
                                                   ------------    ------------
Income before income taxes                              591,000       1,855,000
Income tax provision                                   (100,000)       (343,000)
                                                   ------------    ------------
Net income                                         $    491,000    $  1,512,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              -----------    -----------
OPERATING ACTIVITIES:
 Net income                                                   $   491,000    $ 1,512,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                2,992,000      2,939,000
   Gain on disposal of assets                                      (2,000)             -
   Provision for doubtful accounts                                671,000        423,000
   Deferred income tax provision                                   42,000              -
   Equity in losses of unconsolidated affiliate                    87,000              -
   Increase in accounts receivable                               (140,000)      (702,000)
   Decrease in accounts payable
     and accrued expenses                                        (453,000)      (343,000)
   Net change in other current assets and liabilities            (237,000)       284,000
   Net change in other noncurrent assets and liabilities          (12,000)        (6,000)
                                                              -----------    -----------

 Net cash provided by operating activities                      3,439,000      4,107,000
                                                              -----------    -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                           (2,334,000)    (2,130,000)
 Proceeds from sale of assets                                       2,000              -
 Investment in unconsolidated affiliate                           (10,000)             -
                                                              -----------    -----------

 Net cash used in investing activities                         (2,342,000)    (2,130,000)
                                                              -----------    -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                         731,000        104,000
 Repayments of long-term debt                                    (586,000)      (906,000)
                                                              -----------    -----------

 Net cash provided by (used in) financing activities              145,000       (802,000)
                                                              -----------    -----------

 Net increase in cash and cash equivalents                      1,242,000      1,175,000
 Cash and cash equivalents at beginning of period              16,038,000     10,339,000
                                                              -----------    -----------

 Cash and cash equivalents at end of period                   $17,280,000    $11,514,000
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

   The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

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

   The consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and their cash flows for the six month periods ended June 30, 2001 and 2000.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


   In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCT is currently evaluating the impact of the adoption of SFAS 142; however, it does not expect the adoption to have a material effect on its consolidated financial statements.

(2)  Long-Term Debt and Pledge of Assets

   Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                       June 30,    December 31,
                                                         2001          2000
                                                     -----------   ------------
 11.25% Promissory note to HCC due May 1, 2007 (a)   $87,045,000    $87,045,000
 Note payable to HCC (a)                                 329,000        329,000
 Equipment loans (b)                                     678,000      1,188,000
 Bank credit facility (c)                                744,000         89,000
                                                     -----------    -----------

   Total indebtedness                                 88,796,000     88,651,000
  Less - current maturities                             (869,000)    (1,032,000)
                                                     -----------    -----------

   Total long-term debt                              $87,927,000    $87,619,000
                                                     ===========    ===========

___________________

(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $84,045,000 replaced previous intercompany notes with HCC which accrued interest at the rate of 12.75%. During October 1999, HCT borrowed the additional $3,000,000 available under the intercompany note as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement. No additional borrowings are available under the 11.25% intercompany note agreement. Interest on advances is payable each April 15 and October 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The amount of the lien described in (2) is currently $66,007,000 and may be increased as a result of additional borrowings up to a maximum of $108,000,000.

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

     In June 2001, HCT entered into a bank credit facility in the amount of $3,000,000 available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum.

   Scheduled payments of long-term debt as of June 30, 2001 are set forth below:


               2001 (six months)      $   538,000
               2002                       475,000
               2003                       254,000
               2004                       155,000
               2005                             -
               Thereafter              87,374,000
                                      -----------

                 Total                $88,796,000
                                      ===========

   Interest paid amounted to $4,962,000 and $5,029,000, respectively, during the six month periods ended June 30, 2001 and 2000.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(3)      Income Taxes

   HCT's provision for income taxes consists of the following:


                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                ---------------------    ----------------------
                                  2001        2000          2001         2000
                                ---------   ---------    ---------    ---------
Provision for current federal
 income taxes                   $ (58,000)  $(343,000)   $ (58,000)   $(343,000)
Deferred federal income tax
 (provision) benefit              (35,000)    (95,000)    (189,000)     294,000
Change in valuation allowance      (7,000)     95,000      147,000     (294,000)
                                ---------   ---------    ---------    ---------

                                $(100,000)  $(343,000)   $(100,000)   $(343,000)
                                =========   =========    =========    =========

   State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

   HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal income taxes of $319,000 and $33,000, respectively, during the six month periods ended June 30, 2001 and 2000. HCT paid no state income taxes during either of the six month periods ended June 30, 2001 or 2000.

   At June 30, 2001, HCT had net operating loss carryforwards ("NOL's") totaling approximately $2,200,000, which do not expire until the year 2019.
Additionally, HCT has alternative minimum and other tax credits available totaling $1,044,000 and $356,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 2000 and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, valuation allowances have been established which have resulted in the recording of net deferred tax assets of $2,083,000 and $2,125,000, respectively, at June 30, 2001 and December 31, 2000.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, operating results, cash flows, financial condition, construction and development activities, expansion projects and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "expects", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company's business strategy, outlook, earnings forecasts, objectives, plans, intentions or goals are also forward-looking statements.

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


                                         Three Months Ended                  Six Months Ended
                                               June 30,                           June 30,
                                      ---------------------------      --------------------------------
                                          2001           2000              2001                2000
                                      ------------    -----------      ------------        ------------
Revenues:
 Aurora Casino                        $ 52,522,000    $51,564,000      $105,877,000        $102,211,000
 Tunica Casino                          25,020,000     24,520,000        50,208,000          49,325,000
 Shreveport Casino                      35,992,000             -         73,739,000                  -
                                      ------------    -----------      ------------        ------------
  Net revenues                         113,534,000     76,084,000       229,824,000         151,536,000
                                      ------------    -----------      ------------        ------------
Departmental Expenses:
 Aurora Casino                          33,706,000     34,319,000        68,194,000          66,613,000
 Tunica Casino                          19,245,000     18,587,000        38,461,000          37,083,000
 Shreveport Casino                      33,911,000             -         72,859,000                  -
                                      ------------    -----------      ------------        ------------
  Total departmental expenses           86,862,000     52,906,000       179,514,000         103,696,000
                                      ------------    -----------      ------------        ------------
   Departmental profit                  26,672,000     23,178,000        50,310,000          47,840,000
                                      ------------    -----------      ------------        ------------
Other Operating Expenses:
 General and administrative             11,579,000      5,158,000        20,866,000          10,612,000
 Depreciation and amortization          13,775,000      3,246,000        23,156,000           6,514,000
 Preopening                                     -       1,012,000                -            1,408,000
 Development                               144,000        192,000           310,000             422,000
                                      ------------    -----------      ------------        ------------
  Total other operating expenses        25,498,000      9,608,000        44,332,000          18,956,000
                                      ------------    -----------      ------------        ------------
Income from operations                $  1,174,000    $13,570,000      $  5,978,000        $ 28,884,000
                                      ============    ===========      ============        ============


                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Aurora Casino
-------------

     Departmental profit from operations at the Aurora Casino is summarized in the following table:


                                       Three Months Ended                 Six Months Ended
                                            June 30,                          June 30,
                                   ---------------------------     --------------------------------
                                      2001           2000             2001                2000
                                   ------------    -----------     ------------        ------------
Revenues:
 Casino                            $ 56,360,000    $55,217,000     $113,481,000        $109,049,000
 Food and beverage                    3,534,000      3,988,000        7,398,000           7,830,000
 Other                                  790,000        838,000        1,550,000           1,589,000
 Promotional allowances              (8,162,000)    (8,479,000)     (16,552,000)        (16,257,000)
                                   ------------    -----------     ------------        ------------
  Net revenues                       52,522,000     51,564,000      105,877,000         102,211,000
                                   ------------    -----------     ------------        ------------
Departmental Expenses:
 Casino                              32,076,000     32,812,000       64,970,000          63,653,000
 Food and beverage                    1,358,000      1,235,000        2,776,000           2,470,000
 Other                                  272,000        272,000          448,000             490,000
                                   ------------    -----------     ------------        ------------
  Total departmental expenses        33,706,000     34,319,000       68,194,000          66,613,000
                                   ------------    -----------     ------------        ------------
   Departmental profit             $ 18,816,000    $17,245,000     $ 37,683,000        $ 35,598,000
                                   ============    ===========     ============        ============
Departmental profit margin                 35.8%          33.4%            35.6%               34.8%


     Revenues

     Total gross wagering at the Aurora Casino, as measured by the total value of chips purchased for table games ("drop") and the total amount of coins wagered in slot machines ("handle"), decreased slightly by 1.6% during the three month period ended June 30, 2001 reducing the six month 2001 increase to .5% compared to the same periods of 2000. The three month decrease in gross wagering is primarily attributable to aggressive marketing programs initiated during the second quarter by two competitors. During the latter part of 2000, the Aurora Casino reconfigured its gaming mix to remove ten table games and replace them with 61 slot machines. Despite almost a 20% reduction in the number of table games, table game drop decreased by only 2.7% during the second quarter of 2001 bringing the six month increase in drop to 1.2% compared to the same periods in 2000. Slot machine handle was relatively unchanged during the 2001 periods compared to the prior year periods.

     Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." The increases in casino revenues for the second quarter and first half of 2001 compared to the prior year periods primarily result from increases in the slot machine hold percentage. Declines in the table game hold percentages to 16.7% and 15.7%, respectively, in the 2001 three and six periods from 17% and 16.9%, respectively, in the 2000 periods resulted in an overall decline in table game revenues of approximately 4.7% and 5.9%, respectively. Poker revenues did not change significantly during the 2001 periods compared to the prior year periods. As a result of the closing of a competitor's poker room in August 2000, the Aurora Casino is now the sole Illinois provider of poker in Chicago-area casinos.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The Aurora Casino presently conducts gaming operations on two riverboats
connected by a link barge.   The smaller of the two riverboats contains one-
third of the total gaming positions, but generates less than 20% of total gaming revenues. As more fully described under "Liquidity and Capital Resources -- Capital Expenditures and Other Investing Activities," the Aurora Casino began a major expansion in 2001. In order to take better advantage of dockside gaming legislation passed in 1999 and improve its gaming amenities, a new dockside facility is being constructed to replace the Aurora Casino's two existing riverboats. Management believes the new dockside facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The expansion, as currently planned, is projected to cost approximately $70 million and is expected to be completed and opened during the summer of 2002.

     Food and beverage revenues decreased by 11.4% and 5.5%, respectively, during the three and six month periods ended June 30, 2001 compared to the same 2000 periods primarily due to a reduction in the amount of complimentary food revenues. The estimated value of such complimentaries is reflected as revenues with a corresponding amount deducted as promotional allowances. Other revenues did not change significantly during the second quarter or first half of 2001 compared to the same periods in 2000.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Promotional allowances decreased slightly during the second quarter of 2001 compared to the prior year period bringing the 2001 six month allowances in line with the corresponding period in 2000. Increases in both cash incentive programs and customer loyalty program awards were substantially offset by reductions in food complimentaries as described above.

     Departmental Expenses

     Casino expenses did not change significantly during the second quarter or first six months of 2001 compared to the prior year periods. Gaming taxes and payroll and benefit costs increased slightly during the three and six month periods in 2001 compared to the prior year periods; however, such increases were substantially offset by decreases in marketing expenses and admission taxes.

     Food and beverage expenses increased during both the three and six month periods ended June 30, 2001 compared to the 2000 periods. Such increases reflect higher food costs due to, among other things, efforts to upgrade the food quality. Other expenses did not change significantly during 2001 compared to the same periods in 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Tunica Casino
-------------

     Departmental profit from operations at the Tunica Casino is summarized in the following table:


                                       Three Months Ended                       Six Months Ended
                                             June 30,                               June 30,
                                   ---------------------------          -----------------------------
                                       2001           2000                  2001             2000
                                   ------------    -----------          ------------     ------------
Revenues:
 Casino                            $ 27,126,000    $26,877,000          $ 54,398,000     $ 53,510,000
 Rooms                                3,260,000      2,653,000             6,173,000        5,110,000
 Food and beverage                    4,309,000      4,226,000             8,598,000        8,322,000
 Other                                  484,000        356,000               887,000          704,000
 Promotional allowances             (10,159,000)    (9,592,000)          (19,848,000)     (18,321,000)
                                   ------------    -----------          ------------     ------------
  Net revenues                       25,020,000     24,520,000            50,208,000       49,325,000
                                   ------------    -----------          ------------     ------------
Departmental Expenses:
 Casino                              17,908,000     17,155,000            35,809,000       34,227,000
 Rooms                                  219,000        366,000               488,000          536,000
 Food and beverage                      853,000        861,000             1,713,000        1,987,000
 Other                                  265,000        205,000               451,000          333,000
                                   ------------    -----------          ------------     ------------
  Total departmental expenses        19,245,000     18,587,000            38,461,000       37,083,000
                                   ------------    -----------          ------------     ------------
   Departmental profit             $  5,775,000    $ 5,933,000          $ 11,747,000     $ 12,242,000
                                   ============    ===========          ============     ============

Departmental profit margin                 23.1%          24.2%                 23.4%            24.8%

     Revenues

     Total gross wagering at the Tunica Casino decreased slightly during both the three and six month periods ended June 30, 2001 compared to the same periods in 2000. Slot machine gross wagering ("handle") at the Tunica Casino did not change significantly, decreasing by 1% during the second quarter. Gross wagering on table games ("drop") declined 14.5% and 9.5%, respectively, during the second quarter and first half of 2001 compared to the same periods in 2000. Management believes the decreases in gross wagering during 2001 reflect a softening in the Tunica gaming market which may be attributable to the economic downturn.

     Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." The slight improvement in second quarter and year to date casino revenues as shown in the above table primarily reflect increases in the slot machine hold percentages. Table game hold percentages were lower during the second quarter of 2001 than in the prior year (15.9% versus 16.3%), but remained higher for six month period (17.3% in 2001 compared to 16.7% in 2000).

     Room revenues increased 22.9% and 20.8%, respectively, during the 2001 periods compared to 2000. Hotel occupancy rates increased slightly to 89.3 % and 87.7%, respectively, during the 2001 periods from 85.1% and 84.2%, respectively, in the same periods during 2000 and the average daily room rate increased to $76 and $74, respectively, in 2001 from $64 and $63, respectively, in 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Food and beverage revenues did not change significantly during the second quarter and first half of 2001 compared to the prior year periods. Other revenues increased 36% and 26%, respectively, during the three and six month periods ended June 30, 2001 compared to the same periods in 2000 due to rebates and commission receipts as well as to increases in retail promotional activities. The estimated value of retail items provided to customers without charge is included in other revenues and a corresponding amount is deducted as a promotional allowance (see below).

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Promotional allowances increased by 5.9% and 8.3%, respectively, during the second quarter and first half of 2001 compared to the same periods in 2000. Goods and services provided to patrons without charge increased as a percentage of the associated revenues to 79% and 77.9%, respectively, during the 2001 three and six month periods from 71.7% and 72%, respectively, during the 2000 periods. Such increases reflect the expansion of the Tunica Casino's marketing programs, primarily in food and beverage complimentaries, in order to compete for overnight guests. Such increases were partially offset by decreases in cash incentive and customer loyalty program awards of 13.7% and 5.9%, respectively, during the second quarter and first half of 2001 compared to the prior year periods.

     Departmental Expenses

     Casino expenses increased by 4.4% and 4.6%, respectively, during the second quarter and first half of 2001compared to the same periods in 2000 primarily as a result of increased marketing efforts, including the allocation of additional costs from other operating departments to the casino department. Marketing efforts have been increased in response to a highly competitive Tunica gaming market environment.

     The 40.2% and 9% decreases in rooms expense during the second quarter and first half of 2001, respectively, compared to the prior year periods reflect the increases in room complimentaries previously discussed which result in increases in the allocation of room department expenses to the casino department.

     The 0.9% and 13.8% decreases in food and beverage expenses during the second quarter and first half of 2001, respectively, compared to the same periods in 2000 reflect the increased allocations to the casino department as a result of the Tunica Casino's marketing efforts. Increases in other departmental expenses during the 2001 periods compared to the prior year periods are due to higher costs in the retail sales department.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Shreveport Casino
-----------------

     The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. Due to the lack of comparable period historical operations, the discussion of departmental operations which follows will be based on comparisons between the first and second quarters of 2001. Non-departmental operations will be reviewed based on a comparison of the second quarter and first half of 2001 to the same periods in 2000. The following table presents departmental operating results for each of the first two quarters of 2001 together with the percentages of departmental revenues to net revenues and departmental expenses as a percentage of the associated revenues for the such periods.

                                     Three Months Ended         Three Months Ended
                                       June 30, 2001              March 31, 2001
                                   ----------------------      ----------------------
Revenues:
  Casino                           $ 37,927,000    105.4%      $36,719,000       97.3%
  Rooms                               2,737,000      7.6         2,432,000        6.4
  Food and beverage                   6,748,000     18.8         6,708,000       17.8
  Other                                 880,000      2.4         1,260,000        3.3
  Promotional allowances            (12,300,000)   (34.2)       (9,372,000)     (24.8)
                                   ------------    -----        ----------      -----
  Net revenues                       35,992,000    100.0        37,747,000      100.0
                                   ------------    -----        ----------      -----
Departmental Expenses:
  Casino                             30,399,000     80.2        34,000,000       92.6
  Rooms                                 421,000     15.4           613,000       25.2
  Food and beverage                   1,924,000     28.5         3,032,000       45.2
  Other                               1,167,000    132.6         1,303,000      103.4
                                   ------------    -----        ----------      -----
  Total departmental expenses        33,911,000     94.2        38,948,000      103.2
                                   ------------    -----        ----------      -----
Departmental profit (loss)         $  2,081,000      5.8%      $(1,201,000)      (3.2)%
                                   ============    =====       ===========      =====

     The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. Casino revenues in the market grew by only 18.8% during the first quarter of 2001and by only 15.1% during the second quarter of 2001 compared to the corresponding periods in 2000 as the market began to absorb the incremental gaming capacity. The revenue growth realized in the market also reflects heavy promotional activity associated with the opening of the Shreveport Casino; accordingly, management believes that the real market growth was somewhat less than the calculated amounts above. In addition, management believes the current economic slowdown and higher gasoline prices negatively affected the Shreveport market during the first half of 2001.

     The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Delays in construction of the casino resulted in a severe reduction in the time available for final preparations to open the facility and training of personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than management originally anticipated. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. The Shreveport Partnership is continuing to fine-tuning its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, the Shreveport Partnership terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino's gaming revenues in June. However, as a result of the elimination of the marketing programs and other cost cutting efforts, the Shreveport Casino generated positive earnings before interest, taxes, depreciation, amortization and non-recurring items in both the months of June and July.

     Gaming Operations

     Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $450 million and $466.6 million, respectively, during the first and second quarters of 2001. The second quarter improvement reflects a 4.5% increase in slot machine wagering partially offset by a slight decrease in table game wagering. As previously noted, management is continuing to refine its marketing strategies to most effectively and efficiently reach its targeted patrons.

     Revenues

     Casino revenues totaled $36.7 million and $37.9 million, respectively, during the first and second quarters of 2001. During the first quarter, slot machine and table game revenues accounted for 71.7% and 28.3%, respectively, of total casino revenues. During the second quarter of 2001, slot machine and table games revenues accounted for 74.3% and 25.7% , respectively, of total casino revenues. The second quarter improvement in casino revenues reflects the increase in slot machine wagering previously noted coupled with a slight increase in the slot machine hold percentage. Table game revenues experienced a decline in the hold percentage to 18.1% during the second quarter of 2001 compared to 18.9% during the first quarter. A casino's hold percentage is the percentage of money that it retains as revenue out of the total amount wagered.

     Room revenues amounted to $2.4 million and $2.7 million, respectively, during the first and second quarters of 2001 reflecting hotel occupancy rates of 75.7% and 88.4%, respectively, and average daily rates of $98 and $84, respectively. Room rates have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been offset by the improvement in hotel occupancy.

     Food and beverage revenues did not change significantly between the first and second quarters of 2001. Other revenues amounted to $1.2 million and $880,000, respectively, during the first and second quarters of 2001. The second quarter decrease reflects a decline in theater revenues associated with headliner entertainment.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Such allowances increased as a percent of revenues to 34.2% during the second quarter of 2001 compared to 24.8% during the first quarter. Promotional allowances representing the value of free goods and services increased slightly as a percentage of the associated revenues during the second quarter of 2001 while

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


cash incentive programs and the cost of customer loyalty programs increased significantly as the Shreveport Casino implemented its marketing programs and developed its customer base through its players' card program.

     Departmental Expenses

     The Shreveport Casino was designed to be a major destination resort. Accordingly, its cost structure is based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first quarter of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. As reflected in the above table, casino, rooms and food and beverage costs as a percentage of the associated revenues all showed significant declines during the second quarter of 2001 compared to the first quarter. As cost savings initiatives implemented by management are completed and the volume of business continues to grow, management anticipates such cost ratios should continue to improve.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the current 18.5%. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001, with additional 1% increases scheduled for April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax increase been in effect during the first and second quarters of 2001, the Shreveport Casino's operating expenses would have increased by $1.2 million and $772,000, respectively.

Other Consolidated Items
------------------------

     Other operating expenses of HCC and its subsidiaries, exclusive of casino departmental expenses, consist primarily of general and administrative expenses, depreciation and amortization, and development expenses incurred in connection with the pursuit of additional gaming venues.

     General and Administrative

     General and administrative expenses increased by $6.4 million (124.5%) and $10.3 million (96.6%), respectively, during the second quarter and first half of 2001 compared to the prior year periods. Such expenses at the Aurora Casino increased by $119,000 (9.4%) during the second quarter of 2001 resulting in an
overall decrease of $221,000 (8%) during the 2001 six month period.   Such
fluctuations primarily result from variations in the allocation of administrative costs to operating departments. The Tunica Casino experienced increases in general and administrative expenses of $344,000 (26.3%) and $777,000 (30.9%), respectively, during the second quarter and first half of 2001 compared to the prior year periods primarily as a result of increases in personnel costs, utilities, property taxes and insurance costs. During the second quarter and first half of 2001, the Shreveport Casino incurred general and administrative expenses of $6.2 million and $9.9 million, respectively, exclusive of management fees payable to a subsidiary of HCC. The remaining decreases in corporate general and administrative expenses were 9% and 4%, respectively, during the three and six month periods ended June 30, 2001 compared to the prior year periods primarily due to reductions in personnel costs.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Depreciation and Amortization

     Depreciation and amortization expense increased by $10.5 million (324.4%) and $16.6 million (255.5%), respectively, during the second quarter and first half of 2001 compared to the prior year periods. Substantially all of the increases result from (1) the Shreveport Casino's fixed assets being placed in service in December 2000 resulting in depreciation expense of $4 million and $7.9 million, respectively, and (2) additional depreciation expense recorded by the Aurora Casino of $6.4 million and $8.6 million, respectively, as a result of its announced expansion and the resulting acceleration of depreciation on the assets to be replaced (see "Liquidity and Capital Resources-Capital Expenditures and Investing Activities-Aurora Casino" below).

     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by 25% and 26.5%, respectively, during the second quarter and first half of 2001 compared to the prior year periods due to fewer potential jurisdictions contemplating the legalization of gaming.

     Preopening Costs

     Preopening costs represent the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, were required to be expensed as incurred. Such costs included, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $1 million and $1.4 million, respectively, during the second quarter and first half of 2000.

Non-operating Income (Expenses)
-------------------------------

     Interest Income

     Interest income decreased 59.4% and 52.9%, respectively, during the three and six month periods ended June 30, 2001 compared to the prior year periods as unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities") were spent in connection with the construction of the Shreveport Casino.

     Interest Expense

     Interest expense increased by $2.9 million (20.5%) and $5.2 million (17.7%), respectively, during the three and six month periods ended June 30, 2001 compared to the prior year periods due primarily to the cessation of interest capitalization resulting from the substantial completion of the Shreveport Casino in December 2000 and to the increase in HCC's long-term indebtedness from equipment financing. Interest capitalized on the Shreveport First Mortgage Notes during the second quarter and first half of 2000 amounted to $2.4 million and $3.8 million, respectively. In June 2001, the Shreveport Casino's outstanding lease financings with a balance of $27.5 million were retired with a portion of the proceeds from the issue of $39 million of Shreveport Senior Secured Notes. The Shreveport Senior Secured Notes also provided additional working capital for the Shreveport Casino. The increase in overall borrowing, coupled with a higher interest rate (an effective rate of 12.21% versus a rate of 8.8% on the lease financing), will result in additional interest expense in future periods. Capitalized interest with respect to

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


the Aurora Casino expansion amounted to $116,000 and $138,000, respectively, during the three and six month periods ended June 30, 2001.

     Income Taxes

     Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $5.8 million as of June 30, 2001.

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

     Minority Interest in Hollywood Casino Shreveport

     In accordance with the terms of its joint venture agreement, HCC's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues" , as defined, earned by the Shreveport Casino. The allocation of this interest is reflected by HCC as minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $355,000 and $737,000, respectively, during the three and six month periods ended June 30, 2001.

     Extraordinary Item - Loss on Early Extinguishment of Debt

     During June 2001, the Shreveport Partnership retired its outstanding lease financing with a portion of the proceeds from the Shreveport Senior Secured Notes. The extraordinary loss from early retirement of debt consists of the write off of unamortized deferred finance costs associated with the lease financing.

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   The floating rate loan was entered into for non-trading purposes as a source of funding for the Company and management believes that this financing has no other material market risk other than interest rate risk. Such interest rate risk is beyond management's control; however, the obligation could be prepaid should increases in the underlying interest rate result in an excessive financing cost; however, prepayment would require a premium in the amount of 3% as of May 1, 2001, decreasing by 1% each subsequent May 1.

   Both the Shreveport First Mortgage Notes issued to finance construction of the Shreveport Casino and the Shreveport Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest. Contingent interest under the indentures to the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes is equal to 5% and 1.3%, respectively of consolidated cash flow for the applicable period subject to maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the Shreveport First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Shreveport Senior Secured Notes for a fiscal year ended be $6.4 million, resulting in an effective annual interest rate of 15.5%. These maximums would assume an annual consolidated cash flow for the Shreveport Casino of at least $100 million. The contingent component of interest under the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by the cash flows and can only be paid if certain coverage ratios are met, liquidity and capital resources of the Shreveport Partnership will not be comprised by the payment, if any, of contingent interest.

   Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC's debt securities of approximately $22.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

   During the first half of 2001, HCC generated cash flow from operations of $3.7 million. During this period, the operations of the Aurora Casino and Tunica Casino continued to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $31 million of cash flow from operations during the first half of 2001 while the Tunica Casino provided $3.4 million of cash from operations. The Shreveport Casino experienced negative cash flow from operations during the first half of 2001 amounting to $23.4 million. Management believes that the Shreveport Casino will, in

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

time, become a positive source of operating cash flow. HCC's other primary source of funds consists of interest income earned on temporary investments ($1.8 million). In addition to operating expenses at its three casino facilities, other uses of operating cash by HCC during the first half of 2001 included costs to pursue development opportunities ($310,000) and corporate overhead costs ($5.1 million).

   The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 and 1994. The additional current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC for 1995 through 1998. Management believes that it will have adequate capital resources to meet the additional tax payments, if any, resulting from such examinations.

Financing Activities

   Senior Secured Notes -

   During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a private debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective November 1, 2000, the interest rate increased to 13%; on May 1, 2001, the interest rate dropped to 10.51%. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to finance construction of a new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). Interest on the Senior Secured Notes is payable semiannually each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The current amount of the lien described in (2) above is approximately $66 million.

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

   Shreveport Obligations -

   On August 10, 1999 the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due 2006 (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters. No contingent interest was incurred during the six month period ended June 30, 2001. Accrued contingent interest amounted to $77,000 at both June 30, 2001 and December 31, 2000. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see below) and up to $6 million in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

   In June 2001, the Shreveport Partnership issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued with a premium to yield interest at an effective annual rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at an annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligations with the remainder available for working capital purposes.

   Under the terms of certain intercreditor collateral agreements, the Shreveport Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired under a lease financing prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the Shreveport First Mortgage Notes.

   The Shreveport First Mortgage Notes and Shreveport Senior Secured Notes are redeemable at the option of the Shreveport Partnership at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport First Mortgage Notes and Shreveport Senior Secured Notes may also be redeemed at a price of 113% plus accrued interest at any time prior to August 1, 2002 with proceeds of contributions to the Shreveport Partnership made by HCC from certain offerings of equity securities by HCC.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   The indentures for the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes contain various provisions limiting the ability the Shreveport Partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture to the Shreveport First Mortgage Notes also limit the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the Shreveport Partnership.

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

   HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through September 1, 2001 while negotiations continue between GBCC and HCC to restructure certain indebtedness owed by GBCC to HCC. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of October 1, 2001. During October 2000, HCC received $900,000 of the outstanding principal balance from GBCC and agreed to offset an additional $146,000 of principal against other payables due to GBCC while negotiations to restructure the debt continued.

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

   HCT had a $1.3 million bank credit facility available to borrow against through September 30, 1998. Outstanding borrowings on the line of credit ($13,000 at June 30, 2001) are being repaid in monthly installments over 36 months and accrue interest at the rate of 8.875% per annum.

   In June 2001, HCT entered into a bank credit facility in the amount of $3 million available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum, on either a fixed or floating rate basis. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum.

   The Shreveport Partnership entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

construction period. The base rental amount increased to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $1 million during the six month period ended June 30, 2001, including percentage rentals amounting to $737,000. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $2.9 million during the six month period ended June 30, 2001.

   It was originally anticipated that the Shreveport Partnership would develop the Shreveport Casino with each of HCL and Sodak Louisiana, L.L.C. ("Sodak"), a former partner, having a 50% interest in the development and subsequent operations. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2.5 million Sodak had contributed to the Shreveport Partnership, with $1,000 to be paid at closing and the remainder
paid by HCL in June 2001.   Such obligation was paid in June 2001.  The revised
structure of the joint venture received approval by the Louisiana Gaming Control Board on April 20, 1999. As a result, effective as of April 23, 1999, HCL has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold.

   When HCL acquired its interest in the Shreveport Partnership, it agreed to contingently reimburse $2 million to one of the Shreveport Partnership's former partners. The reimbursement is being paid in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino.

   As of June 30, 2001, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 2001 are approximately $3.4 million and $1.2 million, respectively.

Capital Expenditures and Other Investing Activities

   Aurora Casino -

   Capital expenditures at the Aurora Casino during the six month period ended June 30, 2001 (exclusive of expansion project costs-see below) were $867,000; management anticipates spending $2.5 million during the remainder of 2001 toward its ongoing capital improvements program. Significant projects planned for 2001 include new slot machines, renovations to restaurants and other departmental expenditures. In addition, the Company has commenced a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The new dockside facility should significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The Aurora Casino expansion, as currently planned, is projected to cost approximately $70 million and is expected to be completed and opened during the summer of 2002. The Company received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Approximately $40 million of the estimated project costs for the proposed Aurora Casino expansion were obtained from HCC's debt offering completed in May 1999 with the remainder to come from cash on hand and cash available from operations. Costs incurred during the six month period ended June 30, 2001 with respect to the expansion project have totaled approximately $8 million.

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

   The Company plans to build the new dockside casino in two halves, which will be connected to form a single dockside casino. The first half of the dockside casino will be towed into place and opened several months earlier than the second half. It is anticipated that this strategy will minimize disruption of the Aurora Casino's operations during the construction period. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $24.4 million at June 30, 2001) to their estimated net realizable value at the time they are expected to be removed from service. Consequently, depreciation expense during the first half of 2001 subsequent to the announcement of the expansion project increased by $8.6 million; such additional depreciation is expected to amount to approximately $12.9 million during the remainder of 2001.

   Tunica Casino -

   Capital expenditures at the Tunica Casino during the first half of 2001 amounted to $2.3 million; management anticipates spending $2.3 million during the remainder of the year. Expenditures planned for 2001 consist primarily of updating existing and acquiring new slot machines, replacing the casino carpeting and other departmental expenditures.

   Shreveport Casino -

   Funding for the Shreveport Casino's construction and preopening costs was provided by the Shreveport First Mortgage Notes which are non-recourse to HCC (see "Liquidity and Capital Resources - Financing Activities"), by approximately $56.3 million of equity investments ($55.3 million by HCC and $1 million by its joint venture partner made with the proceeds of a loan from HCL) and by $30 million of furniture, fixture and equipment financing. During May 2001, HCC made an additional capital contribution of $8.7 million to the Shreveport Partnership.

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

   Capital expenditures at the Shreveport Casino during the first half of 2001 amounted to $4.9 million, primarily for the completion of certain hotel suites
and a health spa facility.   Management anticipates minimal expenditures during
the remainder of 2001 toward the Shreveport Casino's ongoing program of capital improvements.

   The Shreveport Partnership entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by the Shreveport Partnership to the limited liability corporation formed to develop and operate the golf course through the first half of 2001 amounted to $194,000 (including $146,000 during 2001); contributions expected to be made to complete construction are approximately $2.4 million.

   The Shreveport Partnership has agreed to reimburse up to $579,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest.

   Other -

   HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

Conclusion

   Management anticipates that HCC's funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino and the Tunica Casino. With its recent $8.7 million capital contribution to the Shreveport Partnership, HCC has contributed the maximum amount of equity allowable under its existing loan covenants. Management believes that the Shreveport Casino's existing cash together with cash from its operations will be sufficient to meets its liquidity and capital resource needs for the next 24 months.

PART II:  OTHER INFORMATION
---------------------------

Item 5 - Other Information

   On August 13, 2001, HCC announced that its Board of Directors had made
certain changes in the Company's management.   Among other actions, the Board
elected Edward T. Pratt III, President of the Company, to the additional positions of Vice Chairman of the Board of Directors and Chief Executive
Officer.   Jack E. Pratt, William D. Pratt and Edward T. Pratt, Jr. were not reelected to the offices which they previously held; however, they remain among the seven directors of the Company. The Company, along with the directors other than Jack E. Pratt and William D. Pratt, are seeking an order of a Delaware court that the foregoing actions taken by the Board of Directors were valid. Management believes that the order will be granted.

Item 6.(a) - Exhibits

*4.1  -- Indenture among Hollywood Casino Shreveport and Shreveport Capital
         Corporation ("SCC") as Issuers and State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001.
*4.2  -- Registration Rights Agreement, dated as of June 15, 2001, by and among
         Hollywood Casino Shreveport and SCC and the Initial Purchasers.
*4.3 -- Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee.
*4.4  -- Security Agreement dated June 15, 2001 between hollywood Casino
         Shreveport and State Street Bank and Trust Company, as Trustee.
*4.5  -- Security Agreement dated June 15, 2001 made by SCC to State Street Bank and Trust Company, as Trustee.
*4.6  -- Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of
         State Street Bank and Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001.
*4.7 -- Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001.
*10.1 -- Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport.

_____________

   * Incorporated by reference from the correspondingly numbered exhibit filed in Hollywood Casino Shreveport and Shreveport Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Item 6.(b)  - Reports on Form 8-K

   The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 2001. The Registrants filed a report on Form 8-K on August 13, 2001 to report certain changes in management.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOLLYWOOD CASINO CORPORATION


Date:        August 17, 2001         By: /s/         Paul C. Yates
       --------------------------        ---------------------------------------
                                                     Paul C. Yates
                                         Treasurer, Executive Vice President and
                                                 Chief Financial Officer



                                     HWCC - TUNICA, INC.


Date:        August 17, 2001         By: /s/         Paul C. Yates
       --------------------------        ---------------------------------------
                                                     Paul C. Yates
                                             Executive Vice President and
                                                Chief Financial Officer