Form 10-Q
period 2001-09-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2001-11-14
CIK 888245, 927801

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                              to
                               -----------------------------   -----------------
Commission file number       33-48887
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
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.        Yes   X     No
                                                            ------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                        Class               Outstanding at November 13, 2001
------------------------------  ------------------------------  --------------------------------
 Hollywood Casino Corporation   Common Stock, $.0001 par value         25,048,296 Shares
      HWCC-Tunica, Inc.          Common Stock, $.01 par value             1,000 Shares

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES


Part I:  Financial Information
------------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

   Hollywood Casino Corporation ("HCC" or the "Company") develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a riverboat casino and entertainment facility in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"); a casino, hotel and entertainment complex in Tunica County, Mississippi located approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino") and a destination gaming resort located in Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Each of the Company's facilities features its unique Hollywood theme, which incorporates the excitement and glamour of the motion picture industry by utilizing designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. Approximately 47% of HCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol "HWD". The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family").

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

   Proceeds of the debt offering were used to refinance previously outstanding debt, to fund a portion of HCC's equity investment in the Shreveport Casino and, during October 1999, to purchase and terminate the management and consulting agreements on the Aurora Casino and Tunica Casino. The

Company also plans to use proceeds from the debt offering for the expansion of the Aurora Casino's operating facilities currently under construction.

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

   The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

   The consolidated financial statements and financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of September 30, 2001, the results of their operations for the three and nine month periods ended September 30, 2001 and 2000 and their cash flows for the nine month periods ended September 30, 2001 and 2000.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 2000 Annual Report on Form 10-K.

   Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality and it is likely that the Shreveport Casino will also experience seasonality. Consequently, the results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of September 30, 2001, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
November 2, 2001

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     September 30,
                                                         2001         December 31,
                                                      (Unaudited)        2000
                                                     -------------   -------------
Current Assets:
 Cash and cash equivalents                           $ 155,856,000   $ 155,570,000
 Receivables, net of allowances of
  $3,675,000 and $2,668,000, respectively                5,691,000       5,552,000
 Inventories                                             3,639,000       3,603,000
 Deferred income taxes                                   2,635,000       3,054,000
 Refundable deposits and other
  current assets                                         3,622,000       4,153,000
 Due from affiliates, net of valuation allowances        6,500,000       6,661,000
                                                     -------------   -------------

  Total current assets                                 177,943,000     178,593,000
                                                     -------------   -------------


Property and Equipment:
 Land and land improvements                              9,640,000       9,594,000
 Buildings and improvements                            224,652,000     222,637,000
 Riverboats and barges                                  89,823,000      89,421,000
 Operating equipment                                   140,598,000     134,362,000
 Construction in progress                               25,235,000       4,849,000
                                                     -------------   -------------

                                                       489,948,000     460,863,000
 Less - accumulated depreciation
  and amortization                                    (140,972,000)   (105,406,000)
                                                     -------------   -------------

  Net property and equipment                           348,976,000     355,457,000
                                                     -------------   -------------

Cash restricted for construction projects                        -       9,530,000
                                                     -------------   -------------

Other Assets:
 Deferred financing costs                               13,604,000      14,875,000
 Land rights                                             6,690,000       6,843,000
 Other assets                                           12,609,000      12,602,000
                                                     -------------   -------------

  Total other assets                                    32,903,000      34,320,000
                                                     -------------   -------------

                                                     $ 559,822,000   $ 577,900,000
                                                     =============   =============


    The accompanying introductory notes and notes to consolidated financial statements
           are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                             September 30,
                                                                 2001         December 31,
                                                              (Unaudited)        2000
                                                             -------------   -------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                              $   4,260,000   $  16,493,000
 Note payable                                                            -       2,499,000
 Accounts payable                                               16,052,000      22,177,000
 Accrued liabilities -
  Salaries and wages                                             7,239,000       9,657,000
  Interest                                                      23,627,000      18,067,000
  Gaming and other taxes                                        10,284,000       3,229,000
  Insurance                                                      5,295,000       2,816,000
  Other                                                          8,665,000       5,398,000
 Federal income taxes payable                                    1,600,000       3,299,000
 Other current liabilities                                       3,201,000       3,560,000
                                                             -------------   -------------

  Total current liabilities                                     80,223,000      87,195,000
                                                             -------------   -------------

Long-Term Debt                                                 551,131,000     510,868,000
                                                             -------------   -------------

Capital Lease Obligations                                       17,243,000      37,861,000
                                                             -------------   -------------

Other Noncurrent Liabilities                                     5,362,000       5,658,000
                                                             -------------   -------------

Commitments and Contingencies (Note 9)

Minority Interest                                                2,114,000       2,078,000
                                                             -------------   -------------

Shareholders' Deficit:
 Common Stock -
  Class A common stock, $.0001 par value per share;
   50,000,000 shares authorized; 25,023,000 and
   24,997,000 shares issued and outstanding, respectively            3,000           2,000
  Class B, non-voting, $.01 par value per share;
    10,000,000 shares authorized; no shares issued                       -               -
 Additional paid-in capital                                    217,150,000     217,030,000
 Accumulated deficit                                          (313,404,000)   (282,792,000)
                                                             -------------   -------------

  Total shareholders' deficit                                  (96,251,000)    (65,760,000)
                                                             -------------   -------------

                                                             $ 559,822,000   $ 577,900,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Three Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                   2001           2000
                                                               ------------   ------------
Revenues:
 Casino                                                        $122,893,000   $ 85,305,000
 Rooms                                                            5,872,000      2,836,000
 Food and beverage                                               14,772,000      8,383,000
 Other                                                            1,969,000      1,309,000
                                                               ------------   ------------
                                                                145,506,000     97,833,000
 Less - promotional allowances                                  (28,995,000)   (18,689,000)
                                                               ------------   ------------
  Net revenues                                                  116,511,000     79,144,000
                                                               ------------   ------------

Expenses:
 Casino                                                          77,993,000     50,726,000
 Rooms                                                              768,000        353,000
 Food and beverage                                                3,906,000      2,274,000
 Other                                                            1,065,000        557,000
 General and administrative                                       8,901,000      4,568,000
 Depreciation and amortization                                   13,641,000      3,252,000
 Preopening                                                               -      3,154,000
 Development                                                        149,000        293,000
                                                               ------------   ------------
   Total expenses                                               106,423,000     65,177,000
                                                               ------------   ------------
Income from operations                                           10,088,000     13,967,000
                                                               ------------   ------------

Non-operating income (expense):
 Interest income                                                  1,023,000      2,779,000
 Interest expense, net of capitalized interest of
  $328,000 and $3,686,000, respectively                         (16,130,000)   (13,005,000)
 Equity in losses of unconsolidated affiliates                      (43,000)       (23,000)
 Gain (loss) on disposal of assets                                    9,000         (1,000)
 Gain on settlement of litigation, net of related expenses                -      7,274,000
                                                               ------------   ------------
  Total non-operating expense, net                              (15,141,000)    (2,976,000)
                                                               ------------   ------------

(Loss) income before income taxes and other item                 (5,053,000)    10,991,000
Income tax benefit (provision)                                    2,513,000       (476,000)
                                                               ------------   ------------

(Loss) income before other item                                  (2,540,000)    10,515,000
Minority interest in Hollywood Casino Shreveport (Note 1)          (372,000)             -
                                                               ------------   ------------

Net (loss) income                                              $ (2,912,000)  $ 10,515,000
                                                               ============   ============

Basic net (loss) income per common share                              $(.12)          $.42
                                                               ============   ============

Diluted net (loss) income per common share                            $(.12)          $.39
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                         2001           2000
                                                                     ------------   ------------
Revenues:
 Casino                                                              $365,418,000   $247,864,000
 Rooms                                                                 17,214,000      7,946,000
 Food and beverage                                                     44,224,000     24,535,000
 Other                                                                  6,546,000      3,602,000
                                                                     ------------   ------------
                                                                      433,402,000    283,947,000
 Less - promotional allowances                                        (87,067,000)   (53,267,000)
                                                                     ------------   ------------
  Net revenues                                                        346,335,000    230,680,000
                                                                     ------------   ------------

Expenses:
 Casino                                                               243,171,000    148,606,000
 Rooms                                                                  2,290,000        889,000
 Food and beverage                                                     13,351,000      6,731,000
 Other                                                                  4,434,000      1,380,000
 General and administrative                                            29,767,000     15,180,000
 Depreciation and amortization                                         36,797,000      9,766,000
 Preopening                                                                     -      4,562,000
 Development                                                              459,000        715,000
                                                                     ------------   ------------
   Total expenses                                                     330,269,000    187,829,000
                                                                     ------------   ------------
Income from operations                                                 16,066,000     42,851,000
                                                                     ------------   ------------

Non-operating income (expense):
 Interest income                                                        3,969,000      9,038,000
 Interest expense, net of capitalized interest of
  $466,000 and $7,504,000, respectively                               (50,506,000)   (42,219,000)
 Equity in losses of unconsolidated affiliates                           (130,000)       (23,000)
 (Loss) gain on disposal of assets                                        (55,000)       191,000
 Gain on settlement of litigation, net of related expenses                      -      7,274,000
                                                                     ------------   ------------
  Total non-operating expense, net                                    (46,722,000)   (25,739,000)
                                                                     ------------   ------------

(Loss) income before income taxes, extraordinary and other items      (30,656,000)    17,112,000
Income tax benefit (provision)                                          1,996,000     (1,552,000)
                                                                     ------------   ------------

(Loss) income before extraordinary and other items                    (28,660,000)    15,560,000
Minority interest in Hollywood Casino Shreveport (Note 1)              (1,109,000)             -
                                                                     ------------   ------------
(Loss) income before extraordinary item                               (29,769,000)    15,560,000
Extraordinary item - loss on early extinguishment of debt                (843,000)             -
                                                                     ------------   ------------

Net (loss) income                                                    $(30,612,000)  $ 15,560,000
                                                                     ============   ============

Basic net (loss) income per common share:
 (Loss) income before extraordinary item                             $      (1.19)          $.62
  Extraordinary item                                                         (.03)             -
                                                                     ------------   ------------
Net (loss) income                                                    $      (1.22)          $.62
                                                                     ============   ============

Diluted net (loss) income per common share:
 (Loss) income before extraordinary item                             $      (1.19)          $.58
  Extraordinary item                                                         (.03)             -
                                                                     ------------   ------------
Net (loss) income                                                    $      (1.22)          $.58
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                           -----------------------------
                                                               2001            2000
                                                           ------------   -------------
OPERATING ACTIVITIES:
 Net (loss) income                                         $(30,612,000)  $  15,560,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization, including accretion
   of debt discount and amortization of premium              38,954,000      11,565,000
  Extraordinary item                                            843,000               -
  Loss (gain) on disposal of assets                              55,000        (191,000)
  Minority interest in Hollywood Casino Shreveport            1,109,000               -
  Grant of stock options                                              -          15,000
  Equity in losses of unconsolidated affiliates                 130,000          23,000
  Provision for doubtful accounts                             2,197,000         985,000
  Deferred income taxes                                        (489,000)       (291,000)
  Increase in accounts receivable                            (2,336,000)     (1,889,000)
  Increase in accounts payable and accrued expenses           9,818,000      18,876,000
  Net change in other current assets and liabilities         (1,402,000)        280,000
  Net change in other noncurrent assets and liabilities         679,000      (1,069,000)
                                                           ------------   -------------

   Net cash provided by operating activities                 18,946,000      43,864,000
                                                           ------------   -------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                        (30,278,000)   (105,317,000)
 Net change in restricted cash                                9,530,000      87,082,000
 Proceeds from disposal of assets                                62,000       2,414,000
 Investments in unconsolidated affiliates                      (206,000)              -
                                                           ------------   -------------

 Net cash used in investing activities                      (20,892,000)    (15,821,000)
                                                           ------------   -------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                    41,251,000         139,000
 Payment to Sodak Gaming, Inc.                               (2,499,000)              -
 Deferred financing costs                                    (1,691,000)     (1,916,000)
 Repayments of long-term debt                                (3,388,000)     (2,021,000)
 Payments on capital lease obligations                      (30,489,000)       (453,000)
 Issuance of common stock                                       121,000          75,000
 Limited partner distributions                               (1,073,000)              -
                                                           ------------   -------------

  Net cash provided by (used in) financing activities         2,232,000      (4,176,000)
                                                           ------------   -------------

  Net increase in cash and cash equivalents                     286,000      23,867,000
  Cash and cash equivalents at beginning of period          155,570,000     115,351,000
                                                           ------------   -------------

  Cash and cash equivalents at end of period               $155,856,000   $ 139,218,000
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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

   Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 53% of the issued and outstanding stock of HCC is owned by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt (the "Pratt Brothers"), by certain general partnerships and trusts controlled by the Pratt Brothers and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 35% of the outstanding common stock of Greate Bay Casino Corporation ("GBCC"), a Delaware corporation, which previously held management and consulting contracts with casino properties owned by HCC.

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

   In September 1998, a joint venture in which HCL was a partner (the "Shreveport Partnership") received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. As a result, HCL obtained an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest in the event the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport
Partnership or otherwise credited to their account.   Accordingly, the
Shreveport Partnership is included in the consolidated financial statements of
HCC.   The remaining joint venture partner's interest is reflected as minority interest on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

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

   The consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.

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

   The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


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

   The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                         Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                       -----------------------   -----------------------
                                         2001          2000         2001         2000
                                       ----------   ----------   ----------   ----------
Shares used in the calculation of:

Basic net (loss) income per share      25,002,550   24,965,574   24,998,912   24,956,728
Diluted net (loss) income per share    25,002,550   26,912,206   24,998,912   26,615,837

     No potential common shares or options are included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2001 as the inclusion of such shares would be antidilutive due to the net losses incurred during those periods. The weighted average number of potential common shares and options excluded from the diluted earnings per share calculations for the three and nine month periods ended September 30, 2001 was 1,836,324 and 1,976,031, respectively. In addition, options to purchase a weighted average of 67,300 shares and 41,432 shares during the three and nine month periods ended September 30, 2001 were excluded from the diluted earnings per share calculations because the exercise price was greater than the average market price of the common shares. The number of shares used in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2000 has been adjusted to include all potential common shares and stock options held by employees and directors.

(3)  Change in Depreciable Lives

   On February 26, 2001, the Company announced the commencement of a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The Aurora Casino expansion, as currently planned, is projected to cost approximately $70,000,000 and is expected to be completed and opened during the summer of 2002. HCA received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Up to $40,000,000 of the estimated project costs for the proposed Aurora Casino expansion may be obtained from HCC's issuance of the Senior Secured Notes (see
Note 4(a)) with the remainder to come from cash on hand and cash available from operations.

   As a result of such plans, management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets exists and no write down of its
assets is required.   The Aurora Casino has prospectively adjusted the remaining useful lives

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets ($17,298,000 at September 30, 2001) to their estimated net realizable value at the time they are expected to be removed from service. Consequently, depreciation expense during the three and nine month periods ended September 30, 2001 subsequent to the announcement of the expansion project increased by $6,428,000 and $15,002,000, respectively; such additional depreciation is expected to amount to approximately $6.4 million during the remainder of 2001.

(4) Long-Term Debt and Pledge of Assets

   Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.

                                                               September 30,   December 31,
                                                                    2001           2000
                                                                ------------   ------------
Indebtedness of HCC:
 11.25% Senior Secured Notes, due 2007 (a)                      $310,000,000   $310,000,000
 Floating rate Senior Secured Notes, due 2006 (a)                 50,000,000     50,000,000
 Promissory note due to affiliate (Note 8)                         1,893,000      1,893,000
                                                                ------------   ------------

                                                                 361,893,000    361,893,000
                                                                ------------   ------------
Indebtedness of HCA:
 Promissory notes to bank (b)                                        435,000      1,145,000
                                                                ------------   ------------

Indebtedness of HCT:
 Equipment loans (c)                                                 452,000      1,188,000
 Bank credit facility (d)                                          1,032,000         89,000
                                                                ------------   ------------

                                                                   1,484,000      1,277,000
                                                                ------------   ------------
Indebtedness of HCL which is non-recourse to HCC:
   13% Shreveport First Mortgage Notes, with contingent
      interest, due 2006 (e)                                     150,000,000    150,000,000
   13% Shreveport Senior Secured Notes, with contingent
    interest, due 2006, including premium of $1,121,000 (f)       40,121,000              -
   Note payable, net of discount of $87,000 at
    December 31, 2000 (g)                                            200,000      1,913,000
 Other                                                                29,000         33,000
                                                                ------------   ------------

                                                                 190,350,000    151,946,000
                                                                ------------   ------------

 Total indebtedness                                              554,162,000    516,261,000
 Less - current maturities                                        (3,031,000)    (5,393,000)
                                                                ------------   ------------

 Total long-term debt                                           $551,131,000   $510,868,000
                                                                ============   ============

---------------------------------------
(a) During May 1999, HCC refinanced its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     semiannually. Interest on the floating rate notes has been adjusted from 12.41% per annum effective November 1, 1999, to 12.89% effective May 1, 2000, to 13% effective November 1, 2000, to 10.51% effective May 1, 2001 and to 8.45% effective November 1, 2001. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and, during October 1999, to acquire and terminate management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use proceeds from the debt offering to partially finance construction of a new, dockside gaming facility at the Aurora Casino (see Note 3). Interest on the Senior Secured Notes is payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The amount of the lien described in (2) above is currently $66,007,000.

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

(b) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement were payable in 36 monthly installments of $62,000 including interest at the rate of 7.5% per annum. The outstanding borrowings were repaid in 2001.

     During May 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 11.3% per annum and mature at various dates between 2001and 2003.

(d) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against through September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility were collateralized by equipment purchased with the loan proceeds and were repaid in 2001. The credit facility was not renewed by HCT.

     In June 2001, HCT entered into a bank credit facility in the amount of
     $3,000,000 available through June 30, 2002.   Borrowings under the line of
     credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.25% per annum in August 2001.

(e) During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC.

     Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $130,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $207,000 and $77,000 at September 30, 2001 and December 31, 2000, respectively. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority secured interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see 4(f)) and up to $6,000,000 in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

                                  (Unaudited)


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

(f) In June 2001, the Shreveport Partnership issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $33,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $33,000 at September 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligations (see Note 5) with the remainder available for working capital purposes.

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

(g) In September 1998, HCC and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with moving the licensed site to Shreveport, the current and former partners negotiated a settlement with the City of New Orleans which, among other things, required that one of the former partners pay $5,000,000 to the City. The current partners agreed that the Shreveport Casino would pay the City an additional $5,000,000 upon securing financing for construction of the project (the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would, contingent on securing financing, reimburse the former partner $2,000,000 of the amount it paid to the City; such repayment is being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     original amount of $308,000, and the associated project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999. The obligation was repaid in October 2001.

   Scheduled payments of long-term debt as of September 30, 2001 are set forth below:

           2001 (three months)    $  2,222,000
           2002                        946,000
           2003                        549,000
           2004                        318,000
           2005                          6,000
          Thereafter               549,000,000
                                  ------------

              Total               $553,041,000
                                  ============

   Interest paid, net of amounts capitalized, amounted to $42,789,000 and $41,188,000, respectively, during the nine month periods ended September 30, 2001 and 2000.

(5)  Capital Leases

   HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7.625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $10,000 per month which expired in October 2001, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities arising out of its operation of both parking garages.

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

                                   September 30,   December 31,
                                        2001           2000
                                    ------------   ------------

Buildings                           $ 27,358,000   $ 27,358,000
Operating equipment                    6,219,000     36,219,000
                                    ------------   ------------

                                      33,577,000     63,577,000
Less - accumulated amortization      (12,088,000)   (11,579,000)
                                    ------------   ------------

                                    $ 21,489,000   $ 51,998,000
                                    ============   ============

   Amortization expense with respect to assets under capital leases amounted to $227,000 and $3,119,000, respectively, during the three and nine month periods ended September 30, 2001 (including $2,438,000 for the Shreveport Casino's leased assets prior to the June 15, 2001 lease termination date) and $227,000 and $681,000, respectively, for the three and nine month periods ended September 30, 2000.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


   Future minimum lease payments under capital lease obligations as of September 30, 2001 are as follows:

          2001 (three months)                   $ 1,122,000
          2002                                    2,643,000
          2003                                    2,660,000
          2004                                    2,677,000
          2005                                    2,477,000
          Thereafter                             16,262,000
                                                -----------

          Total minimum lease payments           27,841,000
          Less amount representing interest      (9,369,000)
                                                -----------
          Present value of future
            minimum lease payments               18,472,000
          Current capital lease obligation       (1,229,000)
                                                -----------

          Long-term capital lease obligation    $17,243,000
                                                ===========

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

(7)  Income Taxes

   Components of HCC's benefit (provision) for income taxes consist of the following:

                                     Three Months Ended            Nine Months Ended
                                        September 30,                 September 30,
                                  -------------------------   ----------------------------
                                      2001          2000           2001            2000
                                  -----------   -----------   ------------     -----------
Current:
  Federal                         $ 1,699,000   $  (318,000)  $  1,699,000     $  (318,000)
  State                               632,000      (464,000)      (192,000)     (1,525,000)
Deferred:
  Federal                           1,595,000    (3,427,000)    10,444,000      (5,171,000)
  State                               739,000       (12,000)     3,570,000         (27,000)
 Change in valuation allowance     (2,152,000)    3,745,000    (13,525,000)      5,489,000
                                  -----------   -----------   ------------     -----------

                                   $2,513,000   $  (476,000)  $  1,996,000     $(1,522,000)
                                  ===========   ===========   ============     ===========

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


   No federal income tax payments were made during the nine month period ended September 30, 2001; federal tax payments of $35,000 were made during the nine month period ended September 30, 2000. The current federal income tax benefit for the three and nine month periods ended September 30, 2001 consists of an adjustment to management's estimate of the federal taxes payable with respect to an examination by the Internal Revenue Service (see below). Current federal income taxes for the three and nine month periods ended September 30, 2000 were offset through the use of available tax net operating loss carryforwards ("NOL's"). State income tax payments of $11,000 and $1,705,000, respectively, were made during the nine month periods ended September 30, 2001 and 2000.

   At September 30, 2001, HCC and its subsidiaries have NOL's for federal income tax purposes totaling approximately $67,264,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $5,018,000 and $749,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $6,021,000 and $5,532,000 at September 30, 2001 and December 31, 2000, respectively.

   The Internal Revenue Service has substantially completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through 1998, pending receipt of the final Revenue Agent Report. Management's estimate of the current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000. HCC's consolidated net deferred tax asset has also been adjusted to reflect the projected results of the tax audit.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(8) Transactions with Related Parties

   As partial consideration for its April 1, 1997 acquisition of the general partnership interest in the entity which held the management contract for the Aurora Casino, HCC issued a five-year note in the original amount of $3,800,000 to PPI Corporation, a wholly owned subsidiary of GBCC. The note payable to PPI Corporation was amended as of October 1999 to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through November 1, 2001 while negotiations continue between GBCC and HCC to restructure certain indebtedness owed by GBCC to HCC. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of December 1, 2001. The indebtedness owed by GBCC to HCC includes, among other things, demand notes with an outstanding principal balance of $5,704,000 at September 30, 2001 and other deferred interest notes with a final maturity value of $47,603,000. The deferred interest notes have been fully reserved by HCC.

(9)  Commitments and Contingencies

   On August 10, 2001, three executive officers of the Company were not re-elected to their positions. These individuals continue to serve on the Company's Board of Directors and are all subject to employment agreements. The Compensation Committee of the Board annually reviews and sets compensation for these individuals, subject to a minimum level of compensation. Under the terms of the agreements, (1) the employment period (terminating December 31, 2002 for two executives and December 31, 2003 for the third) will be followed immediately by a four-year period consulting arrangement, (2) upon expiration of the consulting arrangement, each individual will be entitled to receive a lifetime pension benefit, (3) upon the death of any of the executives, their designated beneficiary will receive an annual death benefit for a period of ten years and
(4) aggregate annual compensation during the employment periods is currently $1,380,000 for 2002 and $710,000 for 2003. All these employment agreements contain non-compete clauses. The individuals, at their option, may elect to terminate their respective employment agreements. Such a termination may result in the Company being required to make certain payments in amounts that cannot be reasonably estimated at this time.

   The Company is continuing to evaluate these agreements. Such evaluation is expected to be completed in the near future. The pension and death benefits as provided for under these agreements have been accrued. At September 30, 2001 and December 31, 2000, retirement benefits accrued under the employment agreements were $5,073,000 and $4,965,000, respectively. Such obligations are included in other noncurrent liabilities on the accompanying consolidated balance sheets.

   On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at September 30, 2001. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

   The Shreveport Partnership has agreed to reimburse up to $579,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at September 30, 2001 or December 31, 2000 as the underlying construction work has not been performed. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(10) Unrestricted Subsidiaries

   Under the terms of the indenture to the Senior Secured Notes (see Note 4(a)), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries, HWCC-Holdings, Inc. and HWCC-Golf Course Partners, Inc. The following presentation summarizes the financial position and results of operations of the Company reflecting its Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements contained in the indenture to the Senior Secured Notes.

                            Condensed Balance Sheet
           Equity Method for Investment in Unrestricted Subsidiaries
                               September 30, 2001
                             (amounts in thousands)

Current Assets:                                               Current Liabilities:
Cash and cash items                                 $129,414  Current maturities of long-
Accounts receivable, net of allowance                          term debt and capital leases           $  4,054
  of $2,615                                            3,787  Accounts payable and accrued
Inventories                                            1,401  liabilities                               50,133
Prepaid expenses and other current assets              5,147  Other current liabilities                  2,416
                                                                                                     ---------
Due from affiliates                                    6,500                                            56,603
                                                    --------
                                                     146,249
                                                    --------
Investment in and advances to                                 Long-term debt                           360,987
  Unrestricted Subsidiaries                            8,730                                          --------
                                                    --------
                                                              Capital lease obligations                 17,243
                                                                                                      --------
Property and equipment, net of
  accumulated depreciation and                                Other noncurrent liabilities               5,108
  amortization of $128,576                           165,166                                          --------
                                                    --------  Shareholders' deficit:

Other Assets:                                                 Common stock                                   3
Deferred finance costs                                 7,824  Additional paid-in capital               217,150
Other assets                                          15,721  Accumulated deficit                     (313,404)
                                                    --------                                         ---------
                                                      23,545                                           (96,251)
                                                    --------                                         ---------

                                                    $343,690                                         $ 343,690
                                                    ========                                         =========


                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                       Condensed Statements of Operations
           Equity Method for Investment in Unrestricted Subsidiaries
             Three and Nine Month Periods Ended September 30, 2001
                             (amounts in thousands)


                                                 Three Months Ended    Nine Months Ended
                                                 September 30, 2001   September 30, 2001
                                                 -------------------  -------------------

Net revenues                                                $80,081             $237,639
                                                            -------             --------

Expenses:
 Departmental expenses                                       54,295              160,950
 General and administrative                                   4,821               15,666
 Depreciation and amortization                                9,650               24,913
 Development                                                    149                  459
                                                            -------             --------

    Total expenses                                           68,915              201,988
                                                            -------             --------

Income from operations                                       11,166               35,651
Non-operating expense, net                                   (8,715)             (28,576)
                                                            -------             --------

Income before taxes and other item                            2,451                7,075
Income tax benefit                                            2,513                1,996
                                                            -------             --------

Income before other item                                      4,964                9,071
Equity in losses of unrestricted subsidiaries                (7,876)             (39,683)
                                                            -------             --------

Net loss                                                    $(2,912)            $(30,612)
                                                            =======             ========

(11) Supplemental Cash Flow Information

   During the first nine months of 2000, the Shreveport Partnership obtained proceeds under capital lease obligations amounting to $19,025,000 used to purchase fixed assets during the construction period (see Note 5).

   A contingent liability in the amount of $2,499,000 with respect to HCL's acquisition of its partner's interest in the Shreveport Partnership was converted to a note payable and has been excluded from the accompanying consolidated statement of cash flows for the nine month period ended September 30, 2000 as a noncash transaction.

(12) Gain on Settlement of Litigation

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

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


related legal fees and other expenses, amounting to $7,274,000, which is included in non-operating income on the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2000.

(13)  Reclassifications

   Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed balance sheet of Hollywood Casino-Aurora, Inc. as of September 30, 2001, the related condensed statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
November 2, 2001

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS

                                     ASSETS

                                                     September 30,
                                                        2001         December 31,
                                                     (Unaudited)         2000
                                                     -------------   ------------
Current Assets:
 Cash and cash equivalents                            $ 29,295,000   $ 21,164,000
 Accounts receivable, net of allowances
  of $822,000 and $942,000, respectively                 1,175,000      1,188,000
 Inventories                                               794,000        997,000
 Deferred income taxes                                   1,967,000      1,958,000
 Due from affiliates                                       119,000        129,000
 Prepaid expenses and other current assets               1,154,000      1,033,000
                                                      ------------   ------------

  Total current assets                                  34,504,000     26,469,000
                                                      ------------   ------------

Property and Equipment:
 Land improvements                                       3,167,000      3,167,000
 Buildings and improvements                             46,205,000     46,205,000
 Riverboats and barge                                   42,365,000     42,377,000
 Operating equipment                                    43,431,000     42,996,000
 Construction in progress                               22,620,000      2,137,000
                                                      ------------   ------------

                                                       157,788,000    136,882,000
 Less - accumulated depreciation and amortization      (74,271,000)   (54,782,000)
                                                      ------------   ------------

  Net property and equipment                            83,517,000     82,100,000
                                                      ------------   ------------

Other Assets                                             2,253,000      2,213,000
                                                      ------------   ------------

                                                      $120,274,000   $110,782,000
                                                      ============   ============

  The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                            September 30,
                                                2001        December 31,
                                            (Unaudited)         2000
                                            -------------   ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations              $  1,382,000   $  1,847,000
 Accounts payable                               7,651,000      1,659,000
 Accrued liabilities -
  Salaries and wages                            2,121,000      2,819,000
  Interest                                      3,755,000      1,756,000
  Gaming and other taxes                        4,528,000      1,573,000
  Insurance                                       572,000        746,000
  Other                                         2,476,000      1,865,000
 Due to affiliates                              5,971,000        482,000
 Other current liabilities                      1,158,000      1,361,000
                                             ------------   ------------

  Total current liabilities                    29,614,000     14,108,000
                                             ------------   ------------

Long-Term Debt                                 66,289,000     66,405,000
                                             ------------   ------------

Capital Lease Obligations                      17,243,000     17,861,000
                                             ------------   ------------

Deferred Income Taxes                           1,188,000      6,218,000
                                             ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value per share;
  2,000,000 shares authorized; 1,501,000
  shares issued and outstanding                    15,000         15,000
 Additional paid-in capital                    25,541,000     25,541,000
 Accumulated deficit                          (19,616,000)   (19,366,000)
                                             ------------   ------------

  Total shareholder's equity                    5,940,000      6,190,000
                                             ------------   ------------

                                             $120,274,000   $110,782,000
                                             ============   ============


  The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                       2001          2000
                                                    -----------   -----------
Revenues:
 Casino                                             $58,444,000   $56,593,000
 Food and beverage                                    3,507,000     4,062,000
 Other                                                  779,000       949,000
                                                    -----------   -----------

                                                     62,730,000    61,604,000
 Less - promotional allowances                       (8,430,000)   (8,808,000)
                                                    -----------   -----------

 Net revenues                                        54,300,000    52,796,000
                                                    -----------   -----------

Expenses:
 Casino                                              33,018,000    32,585,000
 Food and beverage                                    1,308,000     1,229,000
 Other                                                  262,000       310,000
 General and administrative                           1,312,000     1,329,000
 Depreciation and amortization                        8,181,000     1,768,000
                                                    -----------   -----------

  Total expenses                                     44,081,000    37,221,000
                                                    -----------   -----------

Income from operations                               10,219,000    15,575,000
                                                    -----------   -----------

Non-operating income (expense):
 Interest income                                        155,000       301,000
 Interest expense, net of capitalized interest
  of $328,000 in 2001                                (1,894,000)   (2,255,000)
 Gain (loss) on disposal of assets                        1,000        (8,000)
                                                    -----------   -----------


  Total non-operating expense, net                   (1,738,000)   (1,962,000)
                                                    -----------   -----------

Income before income taxes                            8,481,000    13,613,000

Income tax provision                                 (2,903,000)   (4,926,000)
                                                    -----------   -----------

Net income                                          $ 5,578,000   $ 8,687,000
                                                    ===========   ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------
Revenues:
 Casino                                            $171,925,000   $165,642,000
 Food and beverage                                   10,905,000     11,892,000
 Other                                                2,329,000      2,538,000
                                                   ------------   ------------

                                                    185,159,000    180,072,000
 Less - promotional allowances                      (24,982,000)   (25,065,000)
                                                   ------------   ------------

 Net revenues                                       160,177,000    155,007,000
                                                   ------------   ------------

Expenses:
 Casino                                              97,988,000     96,238,000
 Food and beverage                                    4,084,000      3,699,000
 Other                                                  710,000        800,000
 General and administrative                           3,842,000      4,080,000
 Depreciation and amortization                       20,340,000      5,260,000
                                                   ------------   ------------

  Total expenses                                    126,964,000    110,077,000
                                                   ------------   ------------

Income from operations                               33,213,000     44,930,000
                                                   ------------   ------------

Non-operating income (expense):
 Interest income                                        604,000        897,000
 Interest expense, net of capitalized interest
  of $466,000 in 2001                                (6,217,000)    (6,786,000)
 Loss on disposal of assets                             (65,000)        (7,000)
                                                   ------------   ------------


  Total non-operating expense, net                   (5,678,000)    (5,896,000)
                                                   ------------   ------------

Income before income taxes                           27,535,000     39,034,000

Income tax provision                                 (9,742,000)   (14,322,000)
                                                   ------------   ------------

Net income                                         $ 17,793,000   $ 24,712,000
                                                   ============   ============


     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                   Nine Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   2001           2000
                                                               ------------   ------------
OPERATING ACTIVITIES:
 Net income                                                    $ 17,793,000   $ 24,712,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                  20,340,000      5,260,000
  Provision for doubtful accounts                                   135,000        135,000
  Loss on disposal of assets                                         65,000          7,000
  Deferred income tax (benefit) provision                        (5,039,000)       316,000
  Increase in receivables                                          (122,000)      (388,000)
  Increase in accounts payable and accrued liabilities           10,685,000      4,026,000
  Net change in affiliate accounts                                5,499,000      3,916,000
  Net change in other current assets and liabilities               (121,000)      (623,000)
  Net change in other assets and liabilities                        (40,000)       (40,000)
                                                               ------------   ------------

 Net cash provided by operating activities                       49,195,000     37,321,000
                                                               ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                            (21,872,000)    (6,859,000)
 Proceeds from sale of assets                                        50,000          7,000
                                                               ------------   ------------

 Net cash used in investing activities                          (21,822,000)    (6,852,000)
                                                               ------------   ------------

FINANCING ACTIVITIES:
 Repayments of debt                                                (710,000)      (600,000)
 Payments on capital lease obligations                             (489,000)      (453,000)
 Dividends                                                      (18,043,000)   (23,803,000)
                                                               ------------   ------------

 Net cash used in financing activities                          (19,242,000)   (24,856,000)
                                                               ------------   ------------

 Net increase in cash and cash equivalents                        8,131,000      5,613,000
 Cash and cash equivalents at beginning of period                21,164,000     22,148,000
                                                               ------------   ------------

 Cash and cash equivalents at end of period                    $ 29,295,000   $ 27,761,000
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

   The financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.

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

   The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets") ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCA does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its financial statements.

(2)  Change in Depreciable Lives

   On February 26, 2001, HCA announced the commencement of a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The Aurora Casino expansion, as currently planned, is projected to cost approximately $70,000,000 and is expected to be completed and opened during the summer of 2002. HCA received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Up to $40,000,000 of the estimated project costs for the proposed Aurora Casino expansion may be obtained under HCA's available intercompany borrowings from HCC (see Note 3(a)) with the remainder to come from cash on hand and cash available from operations.

   As a result of such plans, management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets exists and no write down of its
assets is required.   The Aurora Casino has prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets ($17,298,000 at September 30, 2001) to their estimated net realizable value at the time they are expected to be removed from service. Consequently, depreciation expense during the three and nine month periods ended September 30, 2001 subsequent to the announcement of the expansion project increased by $6,428,000 and $15,002,000, respectively; such additional depreciation is expected to amount to approximately $6.4 million during the remainder of 2001.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(3)  Long-Term Debt and Pledge of Assets

   HCA's long-term indebtedness consists of the following:

                                           September 30,   December 31,
                                               2001           2000
                                            -----------    -----------

 11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                          $66,007,000    $66,007,000
 Promissory notes to bank (b)                   435,000      1,145,000
                                            -----------    -----------

 Total indebtedness                          66,442,000     67,152,000
 Less - current maturities                     (153,000)      (747,000)
                                            -----------    -----------

 Total long-term debt                       $66,289,000    $66,405,000
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

(b) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement were payable in 36 monthly installments of $62,000 including interest at the rate of 7.5% per annum. The outstanding borrowings were repaid in 2001.

     During May 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum.

                        HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


   As of September 30, 2001, future maturities of long-term debt are as follows:

          2001 (three months)    $    37,000
          2002                       156,000
          2003                       168,000
          2004                        74,000
          2005                             -
       Thereafter                 66,007,000
                                 -----------

                                 $66,442,000
                                 ===========

   Interest paid for the nine month periods ended September 30, 2001 (net of capitalized interest) and 2000 amounted to $4,218,000 and $4,780,000, respectively.

(4)  Capital Leases

   HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7.625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month, subject to a credit of $10,000 per month which expired in October 2001, for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities arising out of its operation of both parking garages.

   The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both September 30, 2001 and December 31, 2000 in the amount of $27,358,000. Amortization expense with respect to these assets amounted to $227,000 and $681,000, respectively, during each of the three and nine month periods ended September 30, 2001 and 2000. Accumulated amortization at September 30, 2001 and December 31, 2000 with respect to these assets amounted to $8,315,000 and $7,634,000, respectively.

   Future minimum lease payments under capital lease obligations as of September 30, 2001 are as follows:

          2001 (three months)                          $  1,122,000
          2002                                            2,643,000
          2003                                            2,660,000
          2004                                            2,677,000
          2005                                            2,477,000
          Thereafter                                     16,262,000
                                                       ------------

          Total minimum lease payments                   27,841,000
          Less amount representing interest              (9,369,000)
                                                       ------------
          Present value of future
          minimum lease payments                         18,472,000
          Current capital lease obligation               (1,229,000)
                                                       ------------
          Long-term capital lease obligation           $ 17,243,000
                                                       ------------

(5)  Income Taxes

     HCA's provision for income taxes consists of the following:


                                                                             Three Months Ended           Nine Months Ended
                                                                                September 30,                September 30,
                                                                          -------------------------   ----------------------------
                                                                             2001          2000           2001            2000
                                                                          -----------   -----------   ------------   -------------
 Current (provision) benefit:
  Federal                                                                 $(5,401,000)  $(4,318,000)  $(14,605,000)   $(12,482,000)
  State                                                                       647,000      (463,000)      (176,000)     (1,524,000)
 Deferred benefit (provision):
  Federal                                                                   1,669,000      (133,000)     4,550,000        (289,000)
  State                                                                       182,000       (12,000)       489,000         (27,000)
                                                                          -----------   -----------   ------------   -------------
                                                                          $(2,903,000)  $(4,926,000)  $ (9,742,000)   $(14,322,000)
                                                                          ===========   ===========   ============   =============

   HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal income taxes amounting to $8,640,000 and $9,020,000, respectively, during the nine month periods ended September 30, 2001 and 2000 and state income taxes of $9,000 and $1,705,000, respectively, during the nine month periods ended September 30, 2001 and 2000.

   The Internal Revenue Service has substantially completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through 1998, pending receipt of the final Revenue Agent Report, as they pertain to HCA. The intercompany tax obligation under the tax sharing agreement and the net deferred tax liability have been adjusted to reflect the projected results of such examination.

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

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Hollywood Casino Corporation
Dallas, Texas

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Tunica, Inc. and subsidiary as of September 30, 2001, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
November 2, 2001

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      September 30,
                                                          2001        December 31,
                                                      (Unaudited)        2000
                                                      -------------   ------------
Current Assets:
 Cash and cash equivalents                             $ 19,582,000   $ 16,038,000
 Accounts receivable, net of allowances of
  $1,793,000 and $1,636,000, respectively                 2,533,000      3,295,000
 Inventories                                                607,000        780,000
 Deferred income taxes                                    1,717,000      1,403,000
 Prepaid expenses and other current assets                1,124,000      1,182,000
 Due from affiliates                                        310,000        163,000
                                                       ------------   ------------
  Total current assets                                   25,873,000     22,861,000
                                                       ------------   ------------

Property and Equipment:
 Land and improvements                                    4,808,000      4,808,000
 Buildings                                               76,701,000     76,701,000
 Barges                                                   2,524,000      2,524,000
 Operating equipment                                     48,545,000     47,019,000
 Construction in progress                                 1,853,000         91,000
                                                       ------------   ------------
                                                        134,431,000    131,143,000
  Less - accumulated depreciation and amortization      (53,521,000)   (49,408,000)
                                                       ------------   ------------
 Net property and equipment                              80,910,000     81,735,000
                                                       ------------   ------------
Other Assets:
 Land rights                                              6,690,000      6,843,000
 Other assets                                             4,267,000      4,667,000
                                                       ------------   ------------
  Total other assets                                     10,957,000     11,510,000
                                                       ------------   ------------
                                                       $117,740,000   $116,106,000
                                                       ============   ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                           September 30,
                                               2001        December 31,
                                           (Unaudited)        2000
                                           -------------   ------------
Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations             $    779,000   $  1,032,000
 Accounts payable                              1,421,000      1,890,000
 Accrued liabilities -
  Salaries and wages                           2,357,000      1,792,000
  Interest                                       437,000        437,000
  Gaming and other taxes                       1,170,000      1,473,000
  Insurance                                    2,407,000      1,986,000
  Other                                        3,677,000      2,856,000
 Other current liabilities                     1,158,000      1,375,000
                                            ------------   ------------
  Total current liabilities                   13,406,000     12,841,000
                                            ------------   ------------
Long-Term Debt                                88,079,000     87,619,000
                                            ------------   ------------
Commitments and Contingencies

Shareholder's Equity:
 Common stock, $.01 par value
  per share; 100,000 shares authorized;
  1,000 shares issued and outstanding                  -              -
 Additional paid-in capital                   22,637,000     22,637,000
 Accumulated deficit                          (6,382,000)    (6,991,000)
                                            ------------   ------------
  Total shareholder's equity                  16,255,000     15,646,000
                                            ------------   ------------
                                            $117,740,000   $116,106,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2001          2000
                                                 ------------   -----------
Revenues:
 Casino                                          $ 27,576,000   $28,712,000
 Rooms                                              3,446,000     2,836,000
 Food and beverage                                  4,496,000     4,321,000
 Other                                                469,000       360,000
                                                 ------------   -----------
                                                   35,987,000    36,229,000
 Less - promotional allowances                    (10,952,000)   (9,881,000)
                                                 ------------   -----------
   Net revenues                                    25,035,000    26,348,000
                                                 ------------   -----------
Expenses:
 Casino                                            18,361,000    18,141,000
 Rooms                                                233,000       353,000
 Food and beverage                                    884,000     1,045,000
 Other                                                229,000       247,000
 General and administrative                         1,231,000     1,218,000
 Depreciation and amortization                      1,415,000     1,417,000
                                                 ------------   -----------
   Total expenses                                  22,353,000    22,421,000
                                                 ------------   -----------
Income from operations                              2,682,000     3,927,000
                                                 ------------   -----------
Non-operating income (expenses):
 Interest income                                       74,000        66,000
 Interest expense                                  (2,484,000)   (2,499,000)
 Equity in losses of unconsolidated affiliate         (43,000)      (23,000)
 Gain on disposal of assets                            10,000         7,000
                                                 ------------   -----------
   Total non-operating expenses, net               (2,443,000)   (2,449,000)
                                                 ------------   -----------
Income before income taxes                            239,000     1,478,000
Income tax provision                                 (121,000)     (148,000)
                                                 ------------   -----------
Net income                                       $    118,000   $ 1,330,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                 ---------------------------
                                                    2001           2000
                                                 ------------   ------------
Revenues:
 Casino                                          $ 81,974,000   $ 82,222,000
 Rooms                                              9,619,000      7,946,000
 Food and beverage                                 13,094,000     12,643,000
 Other                                              1,356,000      1,064,000
                                                 ------------   ------------
                                                  106,043,000    103,875,000
 Less - promotional allowances                    (30,800,000)   (28,202,000)
                                                 ------------   ------------
   Net revenues                                    75,243,000     75,673,000
                                                 ------------   ------------
Expenses:
 Casino                                            54,170,000     52,368,000
 Rooms                                                721,000        889,000
 Food and beverage                                  2,597,000      3,032,000
 Other                                                680,000        580,000
 General and administrative                         4,524,000      3,734,000
 Depreciation and amortization                      4,407,000      4,356,000
                                                 ------------   ------------
   Total expenses                                  67,099,000     64,959,000
                                                 ------------   ------------
Income from operations                              8,144,000     10,714,000
                                                 ------------   ------------
Non-operating income (expenses):
 Interest income                                      250,000        163,000
 Interest expense                                  (7,446,000)    (7,528,000)
 Equity in losses of unconsolidated affiliate        (130,000)       (23,000)
 Gain on disposal of assets                            12,000          7,000
                                                 ------------   ------------
   Total non-operating expenses, net               (7,314,000)    (7,381,000)
                                                 ------------   ------------
Income before income taxes                            830,000      3,333,000
Income tax provision                                 (221,000)      (491,000)
                                                 ------------   ------------
Net income                                       $    609,000   $  2,842,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                            -------------------------
                                                                2001          2000
                                                            -----------   -----------
OPERATING ACTIVITIES:
 Net income                                                 $   609,000   $ 2,842,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                              4,407,000     4,356,000
   Gain on disposal of assets                                   (12,000)       (7,000)
   Provision for doubtful accounts                            1,092,000       850,000
   Deferred income tax provision                                 10,000             -
   Equity in losses of unconsolidated affiliate                 130,000        23,000
   Increase in accounts receivable                             (330,000)   (1,615,000)
   Increase in accounts payable and accrued expenses          1,035,000     1,090,000
   Net change in other current assets and liabilities          (133,000)      464,000
   Net change in other noncurrent assets and liabilities        (45,000)       (5,000)
                                                            -----------   -----------
 Net cash provided by operating activities                    6,763,000     7,998,000
                                                            -----------   -----------
INVESTING ACTIVITIES:
 Purchases of property and equipment                         (3,428,000)   (2,634,000)
 Proceeds from sale of assets                                    12,000             -
 Investment in unconsolidated affiliate                         (10,000)            -
                                                            -----------   -----------
 Net cash used in investing activities                       (3,426,000)   (2,634,000)
                                                            -----------   -----------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                     1,081,000       104,000
 Repayments of long-term debt                                  (874,000)   (1,280,000)
                                                            -----------   -----------
 Net cash provided by (used in) financing activities            207,000    (1,176,000)
                                                            -----------   -----------
 Net increase in cash and cash equivalents                    3,544,000     4,188,000
 Cash and cash equivalents at beginning of period            16,038,000    10,339,000
                                                            -----------   -----------
 Cash and cash equivalents at end of period                 $19,582,000   $14,527,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee. The facility (the "Tunica Casino") was completed and commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). The Tunica Casino currently includes a casino with 54,000 square feet of gaming space, 506 hotel rooms and suites, a 123-space recreational vehicle park and related amenities. HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 20, 2004.

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

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

     The consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.

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

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCT does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

(2)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                    September 30, December 31,
                                                        2001          2000
                                                    -------------  ------------
 11.25% Promissory note to HCC due May 1, 2007 (a)    $87,045,000   $87,045,000
 Note payable to HCC (a)                                  329,000       329,000
 Equipment loans (b)                                      452,000     1,188,000
 Bank credit facility (c)                               1,032,000        89,000
                                                      -----------   -----------
   Total indebtedness                                  88,858,000    88,651,000
  Less - current maturities                              (779,000)   (1,032,000)
                                                      -----------   -----------
   Total long-term debt                               $88,079,000   $87,619,000
                                                      ===========   ===========
--------------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $84,045,000 replaced previous intercompany notes with HCC which accrued interest at the rate of 12.75%. During October 1999, HCT borrowed the additional $3,000,000 available under the intercompany note as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement. No additional borrowings are available under the 11.25% intercompany note agreement. Interest on advances is payable each April 15 and October 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The amount of the lien described in (2) is currently $66,007,000 and may be increased as a result of additional borrowings up to a maximum of $108,000,000.

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

(b) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 11.3% per annum and mature at various dates between 2001 and 2003.

(c) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against until September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility were collateralized by equipment purchased with the loan proceeds and were repaid in 2001. The credit facility was not renewed by HCT.

     In June 2001, HCT entered into a bank credit facility in the amount of $3,000,000 available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.25% per annum in August 2001.

   Scheduled payments of long-term debt as of September 30, 2001 are set forth below:

               2001 (three months)    $   288,000
               2002                       586,000
               2003                       374,000
               2004                       236,000
               2005                             -
               Thereafter              87,374,000
                                      -----------
                 Total                $88,858,000
                                      ===========

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     Interest paid amounted to $7,446,000 and $7,528,000, respectively, during the nine month periods ended September 30, 2001 and 2000.

(3)  Income Taxes

     HCT's provision for income taxes consists of the following:


                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                 ----------------------  -------------------------
                                    2001        2000        2001            2000
                                 ----------   ---------  ----------       ---------
Provision for current federal
 income taxes                     $(153,000)  $(148,000)  $(211,000)      $(491,000)
Deferred federal income tax
 benefit (provision)                 61,000    (388,000)   (128,000)       (682,000)
Change in valuation allowance       (29,000)    388,000     118,000         682,000
                                  ---------   ---------   ---------       ---------
                                  $(121,000)  $(148,000)  $(221,000)      $(491,000)
                                  =========   =========   =========       =========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal income taxes of $319,000 and $33,000, respectively, during the nine month periods ended September 30, 2001 and 2000. HCT paid no state income taxes during either of the nine month periods ended September 30, 2001 or 2000.

     At September 30, 2001, HCT had net operating loss carryforwards ("NOL's") totaling approximately $2,358,000, which do not expire until the year 2019. Additionally, HCT has alternative minimum and other tax credits available totaling $1,196,000 and $385,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the taxable income earned by HCT during 2000 and the expectation of future taxable income, management believes that it is more likely than not that a portion of the NOL's and deferred tax assets will be utilized. Accordingly, valuation allowances have been established which have resulted in the recording of net deferred tax assets of $2,115,000 and $2,125,000, respectively, at September 30, 2001 and December 31, 2000.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

   The Internal Revenue Service has substantially completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through 1998, pending receipt of the final Revenue Agent Report, as they pertain to HCT. The intercompany tax receivable under the tax sharing agreement and the net deferred tax asset have been adjusted to reflect the projected results of such examination.

(4)  Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   This Quarterly Report on Form 10-Q contains forward-looking statements about the business, operating results, cash flows, financial condition, construction and development activities, expansion projects, impact from the recent terrorist attack and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "expects", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company's business strategy, outlook, earnings forecasts, objectives, plans, intentions or goals are also forward-looking statements.

Events of September 11, 2001
----------------------------

   Entertainment-related companies, already suffering from the general economic downturn, experienced an additional setback from the tragic events of September 11, 2001. While difficult to measure with any degree of precision, management believes the Company's operating results for the third quarter were negatively impacted by the difficult operating environment triggered by the tragic September events. At the request of the Illinois Gaming Board all Illinois casinos closed at 4:00 p.m. on September 11, resulting in an estimated loss of approximately $400,000 in revenues at the Aurora Casino. Management analyzed the operating revenues and gaming activity for its three facilities relative to their internal budgets for the period from September 1 through September 10 and for the period from September 11 through the end of the month. By comparing the operating trends for these two periods, management has estimated that the Company's revenues for the month of September were reduced by approximately $2.5 million (5.7%) as a result of the terrorist attacks.

   October revenues have continued to underperform budgeted amounts at the Tunica Casino and Shreveport Casino. There is no way for management to determine when gaming levels at these facilities might return to their pre-September 11 levels. The Aurora Casino has regained its budgeted levels in spite of the opening of a new, larger facility by Harrah's in Joliet on September 24, 2001. October casino win for the four casinos in the Chicago market increased by 4.8% over October 2000, which management believes indicates that the market remains under served.

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


                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                                --------------------------         --------------------------------
                                                                    2001          2000                 2001                2000
                                                                ------------   -----------         ------------        ------------
Revenues:
 Aurora Casino                                                  $ 54,300,000   $52,796,000         $160,177,000        $155,007,000
 Tunica Casino                                                    25,035,000    26,348,000           75,243,000          75,673,000
 Shreveport Casino                                                37,176,000             -          110,915,000                   -
                                                                ------------   -----------         ------------        ------------
  Net revenues                                                   116,511,000    79,144,000          346,335,000         230,680,000
                                                                ------------   -----------         ------------        ------------
Departmental Expenses:
 Aurora Casino                                                    34,588,000    34,124,000          102,782,000         100,737,000
 Tunica Casino                                                    19,707,000    19,786,000           58,168,000          56,869,000
 Shreveport Casino                                                29,437,000             -          102,296,000                   -
                                                                ------------   -----------         ------------        ------------
  Total departmental expenses                                     83,732,000    53,910,000          263,246,000         157,606,000
                                                                ------------   -----------         ------------        ------------
   Departmental profit                                            32,779,000    25,234,000           83,089,000          73,074,000
                                                                ------------   -----------         ------------        ------------
Other Operating Expenses:
 General and administrative                                        8,901,000     4,568,000           29,767,000          15,180,000
 Depreciation and amortization                                    13,641,000     3,252,000           36,797,000           9,766,000
 Preopening                                                                -     3,154,000                    -           4,562,000
 Development                                                         149,000       293,000              459,000             715,000
                                                                ------------   -----------         ------------        ------------
  Total other operating
     expenses                                                     22,691,000    11,267,000           67,023,000          30,223,000
                                                                ------------   -----------         ------------        ------------
Income from operations                                          $ 10,088,000   $13,967,000         $ 16,066,000        $ 42,851,000
                                                                ============   ===========         ============        ============

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Aurora Casino
-------------

   Departmental profit from operations at the Aurora Casino is summarized in the following table:

                                                                    Three Months Ended                   Nine Months Ended
                                                                      September  30,                        September 30,
                                                                --------------------------         --------------------------------
                                                                    2001          2000                 2001                2000
                                                                ------------   -----------         ------------        ------------
Revenues:
 Casino                                                         $ 58,444,000   $56,593,000         $171,925,000        $165,642,000
 Food and beverage                                                 3,507,000     4,062,000           10,905,000          11,892,000
 Other                                                               779,000       949,000            2,329,000           2,538,000
 Promotional allowances                                           (8,430,000)   (8,808,000)         (24,982,000)        (25,065,000)
                                                                ------------   -----------         ------------        ------------
  Net revenues                                                    54,300,000    52,796,000          160,177,000         155,007,000
                                                                ------------   -----------         ------------        ------------
Departmental Expenses:
 Casino                                                           33,018,000    32,585,000           97,988,000          96,238,000
 Food and beverage                                                 1,308,000     1,229,000            4,084,000           3,699,000
 Other                                                               262,000       310,000              710,000             800,000
                                                                ------------   -----------         ------------        ------------
  Total departmental expenses                                     34,588,000    34,124,000          102,782,000         100,737,000
                                                                ------------   -----------         ------------        ------------
   Departmental profit                                          $ 19,712,000   $18,672,000         $ 57,395,000        $ 54,270,000
                                                                ============   ===========         ============        ============
Departmental profit margin                                              36.3%         35.4%                35.8%               35.0%

   Revenues

   Total gross wagering at the Aurora Casino, as measured by the total value of chips purchased for table games ("drop") and the total amount of coins wagered in slot machines ("handle"), increased slightly during both the three and nine month periods ended September 30, 2001. During the latter part of 2000, the Aurora Casino reconfigured its gaming mix to remove ten table games, which are more labor intensive, and replace them with 61 slot machines. Despite this reduction of nearly 20% in the number of table games, table game drop did not change appreciably during the 2001 periods compared to the same periods in 2000. Slot machine handle was also relatively unchanged during the 2001 periods compared to the prior year periods.

   Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." The third quarter and year to date increases in casino revenues primarily reflect higher slot machine revenues of 7.3% and 7%, respectively, resulting from higher slot machine hold percentages. These increases were partially offset by third quarter and year to date declines in table game revenues of approximately 10.8% and 7.6%, respectively. The decreases in table game revenues resulted from declines in the table game hold percentages to 15.6% and 15.7%, respectively, in the 2001 three and nine periods from 17.4% and 17.0%, respectively, in the 2000 periods. Poker revenues decreased by 11.8% during the 2001 third quarter period resulting in a nine month period decrease of 4% compared to the prior year period. As a result of the closing of a competitor's poker room in August 2000, the Aurora Casino is now the sole Illinois provider of poker in Chicago-area casinos.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   The Aurora Casino presently conducts gaming operations on two riverboats
connected by a link barge.   The smaller of the two riverboats contains slightly
more than one-third of the total gaming positions, but generates less than 25% of total gaming revenues. As more fully described under "Liquidity and Capital Resources -- Capital Expenditures and Other Investing Activities," the Aurora Casino began a major expansion in 2001. In order to take better advantage of dockside gaming legislation passed in 1999 and improve its gaming amenities, a new dockside facility is being constructed to replace the Aurora Casino's two existing riverboats. Management believes the new dockside facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The expansion, as currently planned, is projected to cost approximately $70 million and is expected to be completed and opened in two stages, with the entire project to be completed during the summer of 2002.

   Food and beverage revenues decreased by 13.7% and 8.3%, respectively, during the three and nine month periods ended September 30, 2001 compared to the 2000 periods primarily due to a reduction in the amount of complimentary food revenues. The estimated value of such complimentaries is reflected as revenues with a corresponding amount deducted as promotional allowances. Other revenues decreased 17.9% and 8.2%, respectively, during the third quarter and first nine months of 2001 compared to the same periods in 2000 due primarily to reductions in theater revenues and retail store sales in the 2001 periods.

   Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Promotional allowances decreased 4.3% during the third quarter of 2001 compared to the prior year period bringing the 2001 nine month allowances in line with the corresponding period in 2000. Increases in both cash incentive programs and customer loyalty program awards were substantially offset by reductions in food complimentaries as described above.

   Departmental Expenses

   Casino expenses did not change significantly during the third quarter or first nine months of 2001 compared to the prior year periods. Gaming taxes and payroll and benefit costs increased slightly during the three and nine month periods in 2001 compared to the prior year periods; however, such increases were substantially offset by decreases in marketing expenses and admission taxes.

   Food and beverage expenses increased by 6.4% and 10.4%, respectively, during the three and nine month periods ended September 30, 2001 compared to the 2000 periods. Such increases reflect higher food costs due to, among other things, efforts to upgrade the food quality. Other expenses decreased 15.5% and 11.3%, respectively, during the 2001 periods compared to the same periods in 2000 consistent with the decreases in the related revenue accounts.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Tunica Casino
-------------

   Departmental profit from operations at the Tunica Casino is summarized in the following table:


                                     Three Months Ended                   Nine Months Ended
                                        September 30,                        September 30,
                                 --------------------------         --------------------------------
                                     2001          2000                 2001                2000
                                 ------------   -----------         ------------        ------------
Revenues:
 Casino                          $ 27,576,000   $28,712,000         $ 81,974,000        $ 82,222,000
 Rooms                              3,446,000     2,836,000            9,619,000           7,946,000
 Food and beverage                  4,496,000     4,321,000           13,094,000          12,643,000
 Other                                469,000       360,000            1,356,000           1,064,000
 Promotional allowances           (10,952,000)   (9,881,000)         (30,800,000)        (28,202,000)
                                 ------------   -----------         ------------        ------------
  Net revenues                     25,035,000    26,348,000           75,243,000          75,673,000
                                 ------------   -----------         ------------        ------------
Departmental Expenses:
 Casino                            18,361,000    18,141,000           54,170,000          52,368,000
 Rooms                                233,000       353,000              721,000             889,000
 Food and beverage                    884,000     1,045,000            2,597,000           3,032,000
 Other                                229,000       247,000              680,000             580,000
                                 ------------   -----------         ------------        ------------
  Total departmental expenses      19,707,000    19,786,000           58,168,000          56,869,000
                                 ------------   -----------         ------------        ------------
   Departmental profit           $  5,328,000   $ 6,562,000         $ 17,075,000        $ 18,804,000
                                 ============   ===========         ============        ============
Departmental profit margin               21.3%         24.9%                22.7%               24.8%

   Revenues

   Total gross wagering at the Tunica Casino decreased 4.6% and 1.9%, respectively, during the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. Slot machine gross wagering ("handle") at the Tunica Casino decreased by 4.6% and 1.5%, respectively, while gross wagering on table games ("drop") declined 6.1% and 8.4%, respectively, during the third quarter and first nine months of 2001 compared to the same periods in 2000. Management believes the decreases in gross wagering during 2001 reflect a softening in the Tunica gaming market attributable to the economic downturn.

   Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." The third quarter and year to date decreases in casino revenues as set forth in the table above primarily reflect the aforementioned declines in gross wagering, partially offset by increases in the slot machine hold percentages. Table game hold percentages decreased to 11.8% and 15.3%, respectively, for the three and nine month periods ended September 30, 2001 from 14% and 15.8%, respectively, during the same periods in 2000.

   Room revenues increased 21.5% and 21.1%, respectively, during the 2001 periods compared to 2000. Hotel occupancy rates increased to 91.9% and 89.1%, respectively, during the 2001 periods from

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

85.6% and 84.6%, respectively, during the same periods in 2000 and the average daily room rate increased to $77 and $75, respectively, in 2001 from $68 and $64, respectively, in 2000.

   Food and beverage revenues did not change significantly during the third quarter and first nine months of 2001 compared to the prior year periods. Other revenues increased 30.3% and 27.4%, respectively, during the three and nine month periods ended September 30, 2001 compared to the same periods in 2000 due to rebates and commission receipts as well as to increases in retail promotional activities. The estimated value of retail items provided to customers without charge is included in other revenues and a corresponding amount is deducted as a promotional allowance (see below).

   Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Promotional allowances increased by 10.8% and 9.2%, respectively, during the third quarter and first nine months of 2001 compared to the same periods in 2000. Goods and services provided to patrons without charge increased as a percentage of the associated revenues to 79.1% and 78.3%, respectively, during the 2001 three and nine month periods from 73% and 72.4%, respectively, during the 2000 periods. Such increases reflect the expansion of the Tunica Casino's marketing programs, primarily in food and beverage complimentaries, in order to compete for overnight guests. Such increases were partially offset by decreases in cash incentive and customer loyalty program awards during the third quarter and first nine months of 2001 compared to the prior year periods.

   Departmental Expenses

   Casino expenses increased slightly during the third quarter and first nine months of 2001compared to the same periods in 2000 primarily as a result of increased marketing efforts, including the allocation of additional costs from other operating departments to the casino department. Marketing efforts have been increased in response to a highly competitive Tunica gaming market environment.

   The 34% and 18.9% decreases in rooms expense during the third quarter and first nine months of 2001, respectively, compared to the prior year periods reflect the increases in room complimentaries previously discussed which result in additional allocations of room department expenses to the casino department.

   The 15.4% and 14.3% decreases in food and beverage expenses during the third quarter and first nine months of 2001, respectively, compared to the same periods in 2000 reflect increased allocations to the casino department as a result of the Tunica Casino's marketing efforts. A decrease of 7.3% in other departmental expenses during the 2001 third quarter period reduced the nine month increase to 17.2%. The nine month increase compared to the prior year period reflects higher costs in the retail sales department.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Shreveport Casino
-----------------

   The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. Due to the lack of comparable period historical operations, the discussion of departmental operations which follows will be based on comparisons between the second and third quarters of 2001. The following table presents departmental operating results for each of the second and third quarters of 2001 together with percentages of departmental revenues to total net revenues and of departmental expenses as a percentage of the associated revenues for such periods.


                                                Three Months Ended                            Three Months Ended
                                                September 30, 2001                               June 30, 2001
                                       -----------------------------------               ----------------------------
Revenues:
  Casino                                $36,873,000                  99.2%               $37,927,000           105.4%
  Rooms                                   2,426,000                   6.5                  2,737,000             7.6
  Food and beverage                       6,769,000                  18.2                  6,748,000            18.8
  Other                                     721,000                   1.9                    880,000             2.4
  Promotional allowances                 (9,613,000)                (25.8)               (12,300,000)          (34.2)
                                        -----------                 -----                -----------           -----
  Net revenues                           37,176,000                 100.0                 35,992,000           100.0
                                        -----------                 -----                -----------           -----
Departmental Expenses:
  Casino                                 26,614,000                  72.2                 30,399,000            80.2
  Rooms                                     535,000                  22.1                    421,000            15.4
  Food and beverage                       1,714,000                  25.3                  1,924,000            28.5
  Other                                     574,000                  79.6                  1,167,000           132.6
                                        -----------                 -----                -----------           -----
  Total departmental expenses            29,437,000                  79.2                 33,911,000            94.2
                                        -----------                 -----                -----------            ----
Departmental profit                     $ 7,739,000                  20.8%               $ 2,081,000             5.8%
                                        ===========                 =====                ===========            ====

   The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, growing by only 19% during the third quarter of 2001 and by only 15.1% during the second quarter of 2001 compared to the corresponding periods in 2000. The revenue growth experienced in the market during 2001 also reflects heavy promotional activity associated with the opening of the Shreveport Casino and the opening of a competitor's hotel; accordingly, management believes that the real market growth is somewhat less than the calculated amounts above. In addition, management believes the lack of market growth reflects the current economic slowdown which has negatively affected the Shreveport market during the first nine months of 2001.

   The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market,

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than management originally anticipated. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. The Shreveport Partnership is continuing to fine-tune its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, the Shreveport Partnership terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino's gaming revenues in June. However, as a result of the elimination of the marketing programs and other cost cutting efforts, the Shreveport Casino generated positive earnings before interest, taxes, depreciation, amortization, management fees, land lease and non-recurring items in every month from June through October.

   Gaming Operations

   Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $436.1 million during the third quarter and $466.6 million during the second quarter of 2001. The third quarter decline compared to the second quarter reflects a 7.8% decrease in slot machine wagering partially offset by a 3.2% increase in table game wagering. As previously noted, management is continuing to refine its marketing strategies to most effectively and efficiently reach its targeted patrons.

   Revenues

   Casino revenues totaled $36.9 million during the third quarter and $37.9 million during the second quarter of 2001. During the third quarter of 2001, slot machine and table games revenues accounted for 73.5% and 26.5% , respectively, of total casino revenues. During the second quarter, slot machine and table game revenues accounted for 74.3% and 25.7%, respectively, of total casino revenues. The third quarter decline in casino revenues reflects the decrease in slot machine wagering previously noted partially offset by a slight increase in the slot machine hold percentage. Table games experienced a decline in hold percentage to 17.6% during the third quarter of 2001 compared to 18.1% during the second quarter. A casino's hold percentage is the percentage of money that it retains as revenue out of the total amount wagered.

   Room revenues decreased to $2.4 million during the third quarter from $2.7 million during the second quarter of 2001 reflecting hotel occupancy rates of 93.1% and 88.4%, respectively, and average daily rates of $70 and $84, respectively. Room rates have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been partially offset by the improvement in hotel occupancy.

   Food and beverage revenues did not change significantly between the second and third quarters of 2001. Other revenues declined to $721,000 in the third quarter from $880,000 in the second quarter reflecting declines in retail sales and commission revenues.

   Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty programs. Such allowances decreased as a percent of revenues to 25.8% during the third quarter of 2001 compared to 34.2% during the second quarter. Promotional allowances representing the value of free goods and services were virtually unchanged as a percentage of the associated revenues during the third quarter of 2001 while cash incentive programs and the cost of customer loyalty programs decreased significantly as

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

the marketing programs implemented during the second quarter were scaled back to better focus on targeted patrons.

   Departmental Expenses

   The Shreveport Casino was designed to be a major destination resort. Accordingly, its cost structure is based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the second quarter of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. As reflected in the above table, casino and food and beverage costs as a percentage of the associated revenues all showed significant declines during the third quarter of 2001 compared to the second quarter. As cost savings initiatives implemented by management are completed and the volume of business continues to grow, management anticipates such cost ratios should continue to improve. Room costs increased as a percentage of room revenues during the third quarter, reflecting both the decline in revenues due to a lower average daily rate as well as additional costs associated with higher occupancy rates.

   In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001, with additional 1% increases scheduled for April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax increase been in effect during 2001, the Shreveport Casino's operating expenses would have increased by $625,000 during the third quarter and by $772,000 during the second quarter.

Other Consolidated Items
------------------------

   Other operating expenses of HCC and its subsidiaries, exclusive of property departmental expenses, consist primarily of general and administrative expenses, depreciation and amortization, and development expenses incurred in connection with the pursuit of additional gaming venues.

   General and Administrative

   General and administrative expenses increased by $4.3 million (94.9%) and $14.6 million (96.1%), respectively, during the third quarter and first nine months of 2001 compared to the prior year periods. Such expenses at the Aurora Casino decreased slightly during the third quarter of 2001 resulting in an
overall decrease of $238,000 (5.8%) during the 2001 nine month period.   Such
fluctuations primarily result from variations in the allocation of administrative costs to operating departments. As a result of management initiatives to control such costs at the Tunica Casino, general and administrative expenses were virtually unchanged from the prior year period during the third quarter of 2001. The resulting nine month period increase of $790,000 (21.2%) compared to the prior year periods primarily reflects increases in personnel costs, utilities and insurance costs. During the third quarter and first nine months of 2001, the Shreveport Casino incurred general and administrative expenses of $4 million and $14 million, respectively, exclusive of management fees payable to a subsidiary of HCC. The remaining third quarter 2001 increase in corporate general and administrative expenses was 14.6%, which brought the nine month period increase to 1.1%. The three month 2001 increase results from a credit realized during the corresponding prior year period with respect to litigation costs.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   Depreciation and Amortization

   Depreciation and amortization expense increased by $10.4 million (319.5%) and $27 million (276.8%), respectively, during the third quarter and first nine months of 2001 compared to the prior year periods. Substantially all of the increases result from (1) the Shreveport Casino's fixed assets being placed in service in December 2000 resulting in depreciation expense of $4 million and $11.9 million, respectively, and (2) additional depreciation expense recorded by the Aurora Casino of $6.4 million and $15 million, respectively, as a result of its announced expansion and the resulting acceleration of depreciation on the assets to be replaced (see "Liquidity and Capital Resources-Capital Expenditures and Investing Activities-Aurora Casino" below).

   Development Expenses

   Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by 49.1% and 35.8%, respectively, during the third quarter and first nine months of 2001 compared to the prior year periods due to fewer potential jurisdictions contemplating the legalization of gaming.

   Preopening Costs

   Preopening costs represent the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, were required to be expensed as incurred. Such costs included, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $3.2 million and $4.6 million, respectively, during the third quarter and first nine months of 2000.

Non-operating Income (Expenses)
-------------------------------

   Interest Income

   Interest income decreased 63.2% and 56.1%, respectively, during the three and nine month periods ended September 30, 2001 compared to the prior year periods as unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities") were spent in connection with the construction of the Shreveport Casino.

   Interest Expense

   Interest expense increased by $3.1 million (24%) and $8.3 million (19.6%), respectively, during the three and nine month periods ended September 30, 2001 compared to the prior year periods due primarily to significant reductions in the amount of construction period interest being capitalized and to an increase in HCC's long-term indebtedness. Interest capitalized on the Shreveport First Mortgage Notes during the third quarter and first nine months of 2000 amounted to $3.7 million and $7.5 million, respectively, compared to interest capitalized with respect to the Aurora Casino expansion of $328,000 and $466,000, respectively, during the corresponding periods in 2001. The Shreveport Casino entered into a $30 million lease financing arrangement prior to opening. In June 2001, the $27.5 million outstanding principal amount of the lease financing was retired with a portion of the proceeds from the issue of $39 million of Shreveport Senior Secured Notes, which also provided the Shreveport Casino with additional working capital. The increase in overall borrowings, coupled with a higher interest rate (an

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

effective rate of 12.21% on the Shreveport Senior Secured Notes versus a floating rate on the lease financing of 8.9% at the time of their retirement), also contributed to additional interest expense in the 2001 periods. The 2001 increases in interest expense were partially offset by a third quarter adjustment in the amount of $953,000 to the accrual of interest on federal income taxes payable.

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

   Income Taxes

   Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary
differences.   Accordingly, under the provisions of Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $6 million as of September 30, 2001.

   The Company recognized a benefit for income taxes during the 2001 three and nine month periods resulting from (1) an adjustment in the amount of $1.7 million to the estimated federal taxes payable with respect to an examination by the Internal Revenue Service and (2) an adjustment to the effective state tax rate utilized by the Aurora Casino, which prepares its Illinois tax return on a unitary basis.

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

   Minority Interest in Hollywood Casino Shreveport

   In accordance with the terms of its joint venture agreement, HCC's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues," as defined, earned by the Shreveport Casino. The allocation of this interest is reflected by HCC as minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $372,000 and $1.1 million, respectively, during the three and nine month periods ended September 30, 2001.

   Extraordinary Item - Loss on Early Extinguishment of Debt

   During June 2001, the Shreveport Partnership retired its outstanding capital lease financing with a portion of the proceeds from the Shreveport Senior Secured Notes. The extraordinary loss from early retirement of debt consists of the write off of unamortized deferred finance costs associated with the lease financing.

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

   Both the Shreveport First Mortgage Notes issued to finance construction of the Shreveport Casino and the Shreveport Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest. Contingent interest under the indentures to the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes is equal to 5% and 1.3%, respectively of consolidated cash flow for the applicable period subject to maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the Shreveport First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Shreveport Senior Secured Notes for a fiscal year could be $6.4 million, resulting in an effective annual interest rate of 15.5%. These maximums would assume an annual consolidated cash flow for the Shreveport Casino of at least $100 million. The contingent component of interest under the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by the cash flows and can only be paid if certain coverage ratios are met, liquidity and capital resources of the Shreveport Partnership will not be comprised by the payment, if any, of contingent interest.

   Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC's debt securities of approximately $23.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

   During the first nine months of 2001, HCC generated cash flow from operations of $18.9 million. During this period, the operations of the Aurora Casino and Tunica Casino continued to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $49.2 million of cash flow from operations during the first nine months of 2001 while the Tunica Casino provided $6.8 million of cash from operations. The Shreveport Casino experienced negative cash flow from operations during the first nine months of 2001 amounting to $30.4 million. Management believes that the Shreveport Casino will, in time, become a positive source of operating cash flow. HCC's other primary source of funds consists of interest income earned on temporary investments ($2.5 million). In addition to operating expenses at its three casino facilities, other uses of operating cash by HCC during the first nine months of 2001 included costs to pursue development opportunities ($459,000) and corporate overhead costs ($7.6 million).

   The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through 1998 pending receipt of the final Revenue Agent Report. Management's estimate of the current federal income tax obligation resulting from such examination is included in current federal income taxes payable on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit.

Financing Activities

   Senior Secured Notes -

   During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective November 1, 2000, the interest rate increased to 13%; on May 1, 2001, the interest rate dropped to 10.51%; and on November 1, 2001, the interest rate changed to 8.45%. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also plans to use up to $40 million of the proceeds from the debt offering to partially finance construction of a new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). Interest on the Senior Secured Notes is payable semiannually each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things,
(1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA,
(3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The current amount of the lien described in (2) above is approximately $66 million.

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

   Shreveport Obligations -

   On August 10, 1999 the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due 2006 (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the prior two fiscal quarters up to a maximum of $5 million for any four consecutive fiscal quarters. Contingent interest amounting to $130,000 was incurred during the nine month period ended September 30, 2001. Total accrued contingent interest amounted to $207,000 at September 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see below) and up to $6 million in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

   In June 2001, the Shreveport Partnership issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued with a premium to yield interest at an effective annual rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at an annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1.3 million

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

for any four consecutive fiscal quarters. Contingent interest amounting to $33,000 was incurred during the nine month period ended September 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligations with the remainder available for working capital purposes.

   Under the terms of certain intercreditor collateral agreements, the Shreveport Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the Shreveport First Mortgage Notes.

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

   Other -

   Prior to October 14, 1999, HCC was the general partner in the limited partnership which held the Aurora management agreement, having acquired such interest in April 1997. HCC's original acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.8 million undiscounted principal amount of PPI Funding Notes and $350,000 accrued interest due from GBCC to PPI Corporation a subsidiary of GBCC. Annual principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of partnership distributions which were made to HCC prior to the liquidation of the general partnership in October 1999. Effective November 1, 1999, HCC began making monthly payments of principal and interest totaling $83,000 which, together with additional quarterly principal payments of $21,000 beginning in January 2000, approximated HCC's payment obligations while the management contract was in effect.

   HCC and PPI Corporation have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through November 1, 2001 while negotiations continue between GBCC and HCC to restructure certain indebtedness owed by GBCC to HCC. These deferrals do not extend the final maturity of the note or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment due date of December 1, 2001. During October 2000, HCC received $900,000 of the outstanding principal balance from GBCC and entered into an agreement to offset an additional $146,000 of principal against other payables due to GBCC while negotiations to restructure the debt continued.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   During September 1998, HCA entered into a bank loan agreement to borrow up to $2 million on an unsecured basis. Borrowings under the agreement were payable in 36 monthly installments of $62,000 including interest at the rate of 7.5% per annum. The outstanding borrowings were repaid in 2001. During May 1999, HCA borrowed an additional $750,000 from the bank at the rate of 7.5% per annum on an unsecured basis to be repaid over 60 months.

   In June 2001, HCT entered into a bank credit facility in the amount of $3 million available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum, on either a fixed or floating rate basis. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.25% per annum in August 2001.

   The Shreveport Partnership entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $1.5 million during the nine month period ended September 30, 2001, including percentage rentals amounting to $1.1 million. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $4.3 million during the nine month period ended September 30, 2001.

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

   When HCL acquired its interest in the Shreveport Partnership, it agreed to contingently reimburse $2 million to one of the Shreveport Partnership's former partners. The reimbursement was payable in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino and was repaid in October 2001.

   As of September 30, 2001, HCC's scheduled maturities of long-term debt and payments under capital leases during the remainder of 2001 are approximately $2.2 million and $1.1 million, respectively.

                 HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Capital Expenditures and Other Investing Activities

   Aurora Casino -

   Capital expenditures at the Aurora Casino during the nine month period ended September 30, 2001 (exclusive of expansion project costs-see below) were $1.1 million; management anticipates spending less than $1 million during the remainder of 2001 toward its ongoing capital improvements program. Significant projects planned for 2001 include new slot machines, renovations to restaurants and other departmental expenditures. In addition, the Company has commenced a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The new dockside facility should significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The Aurora Casino expansion, as currently planned, is projected to cost approximately $70 million and is expected to be completed and opened during the summer of 2002. The Company received regulatory approval for its planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. Up to $40 million of the estimated project costs for the proposed Aurora Casino expansion may be obtained from proceeds from HCC's debt offering completed in May 1999 with the remainder to come from cash on hand and cash available from operations. Costs incurred during the nine month period ended September 30, 2001 with respect to the expansion project have totaled approximately $20.8 million.

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

   The Company plans to build the new dockside casino in two halves, which will be connected to form a single dockside casino. The first half of the dockside casino will be towed into place and opened several months earlier than the second half. It is anticipated that this strategy will minimize disruption of the Aurora Casino's operations during the construction period. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $17.3 million at September 30, 2001) to their estimated net realizable value at the time they are expected to be removed from service. Consequently, depreciation expense during the first nine months of 2001 subsequent to the announcement of the expansion project increased by $15 million; such additional depreciation is expected to amount to approximately $6.4 million during the remainder of 2001.

   Tunica Casino -

   Capital expenditures at the Tunica Casino during the first nine months of 2001 amounted to $3.4 million; management anticipates spending $1.2 million during the remainder of the year.

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

   Capital expenditures at the Shreveport Casino during the first nine months of 2001 amounted to $4.9 million, primarily for the completion of certain hotel
suites and a health spa facility.   Management anticipates minimal expenditures
during the remainder of 2001 toward the Shreveport Casino's ongoing program of capital improvements.

   The Shreveport Partnership entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by the Shreveport Partnership to the limited liability corporation formed to develop and operate the golf course through the first nine months of 2001 amounted to $244,000 (including $196,000 during 2001). Given the difficult market conditions, the partners in the golf course are currently reviewing the economic feasibility of proceeding with the golf course at this time. In addition, the partners are awaiting certain material permits and approvals required to initiate construction of the golf course. If the partners do proceed, the Shreveport Partnership will be required to make approximately $2.4 million in additional capital contributions to complete construction.

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

Conclusion

   The Company has the ability under its existing loan agreements to make approximately $1 million in additional capital contributions to the Shreveport Partnership. To the extent the Company desires to make additional contributions to the Shreveport Partnership in excess of the $1 million amount, the Company would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. Management also hopes to receive payments on the Company's outstanding receivables from GBCC which would provide the Company with additional flexibility to make future capital contributions to the Shreveport Partnership. The Company is currently negotiating with GBCC to restructure its outstanding obligations to the Company. Other than trade payables, the Company is GBCC's sole creditor. Because the fair market value of GBCC's assets is less than its obligations to the Company , the Company will receive any proceeds realized from the restructuring, sale or liquidation of GBCC or its assets. Proceeds received by the Company from the restructuring of GBCC will not be restricted by the terms of the Company's loan agreements and, therefore, would be available for any corporate purpose, including making additional capital contributions to the Shreveport Partnership. While management continues to aggressively pursue a prompt restructuring of GBCC's obligations to the Company, it is uncertain when such restructuring will ultimately be consummated. It is also likely that a restructuring of GBCC will require that GBCC file for bankruptcy protection pursuant to a pre-packaged plan of reorganization.

   Management anticipates that HCC's funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino and the Tunica Casino. Management believes that the Shreveport Casino's existing cash together with cash from its operations and additional capital contributions from HCC as described above, will be sufficient to meets its liquidity and capital resource needs for the next 24 months.

PART II:  OTHER INFORMATION
---------------------------

Item 6.(a). - Exhibits

   9.1 Voting Trust Agreement dated as of May 17, 2000 by and among William D. Pratt, Sr., Linda M. Pratt, William D. Pratt, Jr., Shawn Denise Bradshaw and Michael Shannan Pratt and William D. Pratt, Sr., Michael Shannon Pratt and Jack E. Pratt, Sr. as amended by the First Amendment to Hollywood Casino Corporation Voting Trust Agreement.

 10.1 First Amendment to Employment Agreement dated as of May 1, 2001 between Hollywood Casino - Aurora, Inc. and George Patt Medchill.

#10.2   Employment Agreement by and between Hollywood Casino Shreveport and Gary
        A. Gregg. (Exhibit 10.20).
--------------------
# Incorporated by reference from the exhibit shown in parenthesis filed in Amendment No. 1 to Form S-4 Registration Statement No. 333-68380 of Hollywood Casino Shreveport and Shreveport Capital Corporation on October 1, 2001.


Item 6.(b).  - Reports on Form 8-K

   The Registrants filed reports on Forms 8-K on August 13, 2001 and October 22, 2001 to report certain changes in management.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO CORPORATION


Date:        November 13, 2001           By: /s/        Paul C. Yates
       ----------------------------          ---------------------------------
                                                        Paul C. Yates
                                                  Treasurer, Executive Vice
                                                President and Chief Financial
                                                           Officer

                                 HWCC - TUNICA, INC.


Date:       November 13, 2001            By: /s/        Paul C. Yates
       ----------------------------          ---------------------------------
                                                        Paul C. Yates
                                                Executive Vice President and
                                                   Chief Financial Officer