Form 10-K/A
period 2001-12-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2002-04-30
CIK 888245, 927801

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -------------------
Commission file number 33-48887

                          HOLLYWOOD CASINO CORPORATION
                                HWCC-TUNICA, INC.
--------------------------------------------------------------------------------
           (Exact name of each registrant as specified in its charter)

                   DELAWARE                                    75-2352412
                     TEXAS                                     75-2513808
------------------------------------------------    ----------------------------
       (States or other jurisdictions of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.'s)

        Two Galleria Tower, Suite 2200
          13455 Noel Road, LB 48
                 Dallas, Texas                                    75240
------------------------------------------------    ----------------------------
   (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code):  (972) 392-7777

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value
                         Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                               Title of each class

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Hollywood Casino Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the voting stock held by non-affiliates of Hollywood Casino Corporation, based on the closing price of such stock on April 26, 2002, was $202,404,787. For the purposes of this computation, all officers, directors and 5% beneficial owners of Hollywood Casino Corporation are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are in fact, affiliates of Hollywood Casino Corporation. As of April 26, 2002, 25,361,025 shares of Class A Common Stock, $.0001 par value per share, were outstanding.

     As of April 26, 2002, 1,000 shares of Common Stock of HWCC-Tunica, Inc., $.01 par value per share, were outstanding, all of which were held by an affiliate of HWCC-Tunica, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                      None

     HWCC-Tunica, Inc. meets the conditions set forth in General Instruction
(I)(l)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                     PART I

     This amendment is being filed to include the information in Part III, Items 10 - 13 with respect to information which was previously intended to be incorporated by reference from the definitive proxy statement of Hollywood Casino Corporation ("HCC" or the "Company") related to its Annual Meeting of Shareholders.

ITEM 1. BUSINESS

General
-------

     The Company develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino(R). Through its subsidiaries, HCC currently owns and operates a dockside casino and entertainment facility in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"); a casino, hotel and entertainment complex in Tunica County, Mississippi located approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino") and a destination gaming resort located in Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Each of the Company's facilities features its unique Hollywood theme, which incorporates the excitement and glamour of the motion picture industry by utilizing designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. Approximately 47% of HCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol "HWD". The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family").

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC - Louisiana, Inc. ("HCL") and HWCC - Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation organized by the Pratt Family during 1990 which owns and operates the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana. HCL owns the partnership (the "Shreveport Partnership") which has an effective 100% ownership interest in the Shreveport Casino. HCC's joint venture partner holds a residual interest in the event that the Shreveport Casino is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. The joint venture partner also receives an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino. The joint venture partner's interest is included in minority interest on the accompanying consolidated balance sheets. Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino.

     During May 1999, HCC issued $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT, Shreveport Management and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (1) substantially all of the assets of HCT,
(2) a limited lien on substantially all of the assets of HCA and (3) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein. Shreveport Management's only source of revenues is management fees earned from the Shreveport Casino and its only operating expense is a services fee paid to HCC equal to 90% of the management fees it earns from the Shreveport Casino. Shreveport Management has no significant operations, assets or liabilities; accordingly, separate financial statements are not included herein because management has determined that such information is not material to investors. HCL has been designated an "Unrestricted Subsidiary" of HCC and the operations of the Shreveport Casino, other than management fees paid to Shreveport Management, do not provide credit support for the Senior Secured Notes.

     Proceeds of the debt offering were used to refinance previously outstanding debt, to fund a portion of HCC's equity investment in the Shreveport Casino and, during October 1999, to purchase and terminate the management and consulting agreements on the Aurora Casino and Tunica Casino. The Company is also using proceeds from the debt offering to expand the Aurora Casino's operating facilities (see "Business-The Aurora Casino-The Aurora Casino Expansion" below).

     During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest, which are non-recourse to HCC. During June 2001, the Shreveport Partnership issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, which are also non-recourse to HCC. Because the partnership is effectively owned and controlled by HCL, the financial statements of the partnership, including its debt obligations, are included in the accompanying consolidated financial statements of HCC.

     The Company's casinos use casino information technology developed by Advanced Casino Systems Corporation ("ACSC") which, until March 2002, was a wholly owned subsidiary of Greate Bay Casino Corporation ("Greate Bay"), an entity approximately 35%-owned by the Pratt Family. ACSC's technology includes table game and slot machine monitoring systems that enable the casinos to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines and table games are connected with its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Such promotions and complimentaries are generally provided through direct mail programs and specialized invitations and include food, hotel accommodations, special player events, retail merchandise, sweepstake giveaways and "cash-back" programs based on slot machine patrons' gross wagering. Management believes that its ability to reward customers on a same-visit basis is valuable in developing a loyal base of higher value patrons. The casino system also enables the Company's properties to capture and maintain patron information necessary in implementing its casino player's card and other database marketing programs. In addition, ACSC's systems allow management to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

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

     During 1998, the Company adopted a strategic plan that consisted of: (1) refinancing its outstanding public indebtedness, (2) maintaining strong market positions in Aurora and Tunica, (3) expanding the Aurora Casino, (4) developing the Shreveport Casino and (5) acquiring the management and consulting contracts with respect to the Aurora Casino and Tunica Casino in order to terminate the Company's obligation to pay fees to Greate Bay.

     HCC successfully completed the refinancing of its outstanding public indebtedness in May 1999, acquired its management and consulting contracts from Greate Bay in October 1999 and successfully completed and opened the Shreveport Casino in December 2000. The Company's continuing efforts with respect to the second and third points of the strategic plan are discussed below under the captions "Aurora Casino"and "Tunica Casino". Management believes that its successful completion of the first and fifth points of the strategic plan have significantly simplified HCC's organizational structure. The execution of the remainder of the plan is designed to enhance HCC's operating performance. The opening of the Shreveport Casino completed the fourth point of the strategic plan and management has partially completed construction of the Aurora Casino expansion (see "Business - The Aurora Casino" below). Accordingly, the maintenance of HCC's market positions in Aurora, Tunica and now Shreveport, will constitute the final, ongoing effort with respect to the strategic plan.

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

     Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The estimated total project cost is approximately $78.2 million. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. The Aurora Casino currently has approximately 38,000 square feet of gaming space with approximately 1,077 slot machines and 41 table games. The completed dockside facility will have 53,000 square feet of gaming space on a single level. Food service, passenger waiting, and various administrative functions are housed in an adjacent four-level pavilion. The 64,000 square foot, land-based pavilion features a glass-domed, four-story atrium with two upscale lounges, the award-winning Fairbanks(R) gourmet steakhouse, the Hollywood Epic Buffet(R), a 1950's-style diner, a high-end customer lounge and a private, intimate dinning room, called the "Gold Room," for premium players. In March 2000, the Aurora Casino opened an Asian-themed restaurant; the restaurant has been temporarily closed as part of the Aurora expansion project and is slated for later reopening in a new location. The Aurora Casino's two parking garages provide convenient access for approximately 1,340 cars. The Aurora Casino also offers retail items at the Hollywood Casino Studio Store(SM), a highly-themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise from major Hollywood studios.

     On June 25, 1999, the Governor of Illinois signed into law legislation passed by the Illinois legislature allowing dockside gaming for existing licensees. As a result of this legislation, the Aurora Casino's riverboats were no longer required to cruise and began operating as dockside gaming facilities. This change enabled the Aurora Casino's patrons to freely enter and exit the docked riverboats during operating hours.

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

     The Aurora Casino is located near the Paramount Arts Center. This 1,900-seat, art deco-style theater was completely renovated by the City of Aurora in 1992. The Aurora Casino uses the Paramount Theater to provide headliner entertainment for customers. Entertainers booked at the Paramount have included Tony Bennett, Tom Jones, Engelbert Humperdinck, Paul Anka and Bill Cosby.

     The Chicago gaming market is the third largest gaming market in the United States after Las Vegas and Atlantic City. Based on published reports for the year 2001, the Aurora Casino generated 10.7% of total gaming revenues in the Chicago gaming market with only 9.3% of the market's gaming positions, resulting in the Aurora Casino capturing 115.2% of its "fair share" of the market's gaming revenues. The casinos that operate in the Chicago gaming market include four Illinois casinos, including the Aurora Casino, and five northern Indiana casinos located within 50 miles of downtown Chicago. The Chicago gaming market continue to experience significant increases in gaming revenues. In 2001, the Chicago gaming market generated approximately $2.2 billion in gaming revenues, an increase of approximately 7.7% over 2000.

     The Aurora Casino Expansion. The Aurora Casino previously operated two
     ---------------------------
riverboat casinos, City of Lights I and City of Lights II, with approximately 32,000 combined square feet of gaming space. Management believed that the operating results of the Aurora Casino were limited by the size of City of Lights II, which was significantly smaller than City of Lights I. As a result of the 1999 dockside legislation, the Company commenced a major expansion of the Aurora Casino, highlighted by the construction of a new dockside facility to replace both City of Lights I and City of Lights II. The Company received regulatory approval for the planned dockside casino from the Illinois Gaming Board in April 2000 and construction began in March 2001. The new facility, when completed, will feature a 53,000 square foot single level casino with high ceilings and wide aisles for customer comfort. The new dockside casino has been constructed in two halves, which will be connected to form a single dockside casino. It was anticipated that this strategy would minimize disruption of the Aurora Casino's operations during the construction period and allow for at least a partial opening at a much earlier date. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The expansion of the Aurora Casino will also include substantial improvements to the pavilion, including a major expansion and renovation of the Hollywood Epic Buffet(R). Management believes that the $40 million in proceeds from HCC's May 1999 issue of the Senior Secured Notes (see "Properties - The Aurora Casino" below) designated for the development of a the new dockside casino, together with cash on hand and funds from operations, will be sufficient for the estimated $78.2 million cost to complete the Aurora Casino expansion.

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

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Aurora Casino in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 2001, gaming credit extended to customers accounted for less than 2% of overall wagering. At December 31, 2001, gaming receivables amounted to $2.1 million before allowances for uncollectible gaming receivables which amounted to $849,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. At December 31, 2001 there were
     -----------------------------
approximately 1,600 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

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

     The Tunica Casino features a 54,000 square foot, single level casino with approximately 1,600 slot machines and approximately 40 table games. The Tunica Casino's 505-room hotel and 123-space recreational vehicle park provide overnight accommodations for its patrons. The casino includes the highly-themed Adventure Slots(R) gaming area, featuring multimedia displays of memorabilia from famous adventure motion pictures and over 200 slot machines. Additional entertainment amenities include the award-winning Fairbanks gourmet steakhouse, the Hollywood Epic Buffet, a 1950's-style diner (the Hollywood Diner(SM)), an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom, banquet and meeting facilities. In November 1998, the Tunica Casino opened an 18-hole championship golf course adjacent to the facility through a joint venture with Harrah's Entertainment, Inc. and Boyd Gaming Corporation. The Tunica Casino also offers parking for 1,635 cars.

     Management has announced plans for a substantial capital expenditure project at the Tunica property including the conversion of 22 hotel rooms into 11 new suites and the renovation of all other hotel rooms. The renovation is expected to begin in 2002 and will cost approximately $8 million.

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

     The Tunica Casino has historically been one of the leading operators in the North River Region gaming market, which is comprised of ten casinos in north Tunica County and one casino in Coahoma

County. Based on published market information for 2001, the Tunica Casino generated 9.3% of the total gaming revenues in its gaming market with 9.4% of the market's gaming positions, resulting in the Tunica Casino capturing approximately 99.2% of its "fair share" of the market's gaming revenues. These results were achieved despite a hold percentage for table games significantly below historical levels and intensified competition. The North River Region market is now the seventh largest gaming market in the United States after Las Vegas, Atlantic City, Chicago, the Connecticut Native American casinos, Detroit/Ontario and the Mississippi Gulf Coast, generating approximately $1.1 billion in gaming revenues in 2001, relatively unchanged from the prior year.

     The Tunica Casino is located in a cluster with gaming facilities operated by Harrah's Entertainment, Inc., Boyd Gaming Corporation and Isle of Capri Casinos, Inc. The casinos have named their cluster "Casino Strip" in order to establish a marketing identity for the cluster. Three of the four properties have conducted joint marketing activities including a billboard campaign and radio advertising. Furthermore, the four properties conduct joint special events to attract customers to the cluster.

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

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Tunica Casino in accordance with applicable regulations are enforceable under Mississippi law. During the year ended December 31, 2001, gaming credit extended to customers accounted for 1.4% of overall wagering. At December 31, 2001, gaming receivables amounted to $3.7 million before allowances for uncollectible gaming receivables amounting to $2.2 million. Management believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. At December 31, 2001, there were
     -----------------------------
approximately 1,250 employees at the Tunica Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

The Shreveport Casino
---------------------

     The Shreveport Casino commenced operations on December 20, 2000. The destination resort consists of a 403-room, all suite, art deco-style hotel, and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and approximately 66 table games. The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. The Shreveport Casino's computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

     The centerpiece of the resort is an approximately 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The pavilion features a dramatic 60-foot high atrium enabling patrons to see the casino floor from almost anywhere in the pavilion. Other amenities include the award-winning Fairbanks(R) gourmet steakhouse, the Hollywood Epic Buffet(R), a 1950's-style casual diner (the Hollywood Diner(SM)), a premium players' club (the Hollywood Director's Club(SM)) and an entertainment show room (the Hollywood Celebrity Lounge(SM)). The pavilion also includes a deli and ice cream shop, VIP check-in, a premium quality bar, meeting rooms and the Hollywood Casino Studio Store(SM), a highly-themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise. The Shreveport Casino also features the Company's unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully used at the Aurora Casino and the Tunica Casino.

     The Shreveport Casino offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by an enclosed, movie-themed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

     The Shreveport Casino is located near the Shreveport Civic Theater. The 1,720-seat auditorium will be used by the Shreveport Casino to provide headliner entertainment for customers. Entertainers that have performed at the theater include Tony Bennett, Jay Leno, Natalie Cole, Patti LaBelle, Ray Charles, Travis Tritt and Brooks and Dunn.

     The Shreveport Casino will also feature an extensive restaurant and entertainment development that is designed to be a "New Orleans style" outdoor walking promenade. As currently planned, the promenade will have approximately 42,000 square feet of dinning, live entertainment and retail space. The restaurant and entertainment promenade is being developed by a third party development group which includes the principal developer of Beale Street in Memphis, Tennessee. The promenade is expected to be completed and opened during 2002. Given the difficult market conditions, the Shreveport Casino is currently reviewing the economic feasibility of a previously planned championship golf course.

     The Shreveport Casino was built next to an existing riverboat gaming and hotel facility operated by Harrah's. The two casinos form the first and only "cluster" in the Shreveport market, allowing patrons to park once and easily walk between the two facilities. Harrah's opened a new 514-room hotel tower during the first quarter of 2001. With the opening of the Shreveport Casino, there are five casinos operating in the Shreveport market. In 2001, the Shreveport market was the eighth largest gaming market in the United States and the largest in Louisiana. The Shreveport market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators in the Shreveport market generated approximately $805.8 million in gaming revenues in 2001, an increase of approximately 17.4% over 2000. Exclusive of the Shreveport Casino, which opened in December 2000, revenues for the four operators open throughout both 2000 and 2001 decreased by 3.2%.

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

     The Shreveport Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets by targeting the local day-trip market and by utilizing its hotel rooms to expand its patron mix to include overnight visitors. The planned restaurant and entertainment promenade are expected to further promote such overnight stays. Management also utilizes sophisticated casino information technology used at other HCC-owned facilities to identify premium patrons. Such information is then used to encourage participation in its casino player's card program and tailor promotions and special events to cater to this market segment. Management believes that the location of HCC's executive offices in Dallas results in a competitive advantage in attracting customers to the Shreveport Casino from its target markets in Texas.

     The Shreveport Casino is owned by the Shreveport Partnership which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HCL. The Shreveport Partnership operates the Shreveport Casino under a management agreement with Shreveport Management. The management agreement provides that the Shreveport Partnership pays a management fee of 2% of net revenues plus an increasing percentage (5-10%) of the Shreveport Casino's annual earnings before interest, taxes, depreciation and amortization ("EBITDA") above $25 million.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Shreveport Casino in accordance with applicable regulations are enforceable under Louisiana law. For the year-ended December 31, 2001, gaming credit extended to customers accounted for less than 2.1% of overall wagering. At December 31, 2001, gaming receivables amounted to $2.5 million before allowances for uncollectible gaming receivables which amounted to $534,000. Management of the Shreveport Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. At December 31, 2001 there were
     -----------------------------
approximately 1,800 employees at the Shreveport Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

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

     The Aurora Casino

     The Illinois Riverboat Gambling Act (the "Riverboat Act") and the rules promulgated by the Illinois Gaming Board under the Riverboat Act authorize only ten owner's licenses for riverboat gaming operations in Illinois and permit a maximum of 1,200 gaming positions at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. One licensed site ceased gaming operations in July 1997. Under the 1999 legislative changes that permitted dockside gaming, the holder of that license was allowed to apply to the Illinois Gaming Board to relocate its license to Rosemont, Illinois, which is within the Aurora Casino's principal market. In January 2001, the Illinois Gaming Board denied that license holder's application for renewal and relocation of its operations to the Rosemont site. The license holder has filed an appeal of the ruling; management is currently unable to estimate the time required to resolve the appeal or otherwise dispose of the tenth license. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 40 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 40 miles from downtown Chicago and amid the affluent northern and western suburbs. In addition, the Aurora Casino competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 50 miles of downtown Chicago. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. Legislation has been introduced in Indiana to permit dockside gaming. The approval of such legislation would further increase competition in the Chicago-area market.

     The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. In addition, the three casinos in operation in Detroit, Michigan generated just over $1 billion in revenues during 2001, an increase of 71.5% over the prior year. Native American tribes are seeking to open casino facilities in northwestern Indiana, Michigan and Wisconsin under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago, including the potential casino in Rosemont discussed above, could have a material adverse impact on the Aurora Casino.

     The Tunica Casino

     The Tunica Casino faces intense competition from the other ten casinos operating in north Tunica County and Coahoma County. Within the Casino Strip cluster, the Tunica Casino competes with Sam's Town, Harrah's Mardi Gras and Isle of Capri; however, Isle of Capri recently announced plans to sell or otherwise dispose of its Tunica property. A three casino cluster called "Casino Center" consists of Binion's Horseshoe, Sheraton Casino and Goldstrike Casino and is located north of the Casino Strip cluster and closer to the Memphis market. Bally's operates a casino and hotel adjacent to, but not connected with, the Casino Center. Fitzgeralds is located between Casino Center and the Casino Strip cluster. In addition, Isle of Capri operates a casino in Coahoma County which is located approximately 40 miles south of the Casino Strip cluster. A shuttle service provides transportation between the various Tunica County casinos.

     During July 1996, Grand Casinos opened a casino complex immediately north of Casino Center with 140,000 square feet of gaming space including approximately 2,464 slot machines and 107 table games. Three hotels with an aggregate of 1,366 rooms, a conference center and a golf course are currently available and other amenities are scheduled for later completion. The opening of this casino space, the largest in Mississippi, increased casino capacity in Tunica County by 24%.

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

     Although management does not believe that the Tunica Casino faces significant competition from casinos outside of the Tunica gaming market, legalized gaming operations are established in and around Mississippi, including 12 casinos on the Gulf Coast. Beau Rivage, a large casino complex, opened on the Gulf Coast in March 1999 and potentially competes for customers with the casinos in the Tunica gaming market. The Tunica Casino also competes to some extent with a land-based casino complex being operated by the Mississippi Band of Choctaw Indians in central Mississippi approximately 200 miles south and east of Memphis. One hotel and casino is currently operating and a second is expected to be opened in the fall of 2002. The complex, when completed, is expected to have 90,000 square feet of gaming space with 3,100 slot machines and 100 table games, over 1,000 hotel rooms, 30,000 square feet of convention space, a 36-hole championship golf course, spa and health club. In addition, the Tunica Casino may eventually face competition from the opening of gaming casinos closer to Memphis, including DeSoto County, Mississippi, which is the only county between Tunica County and the Tennessee border. DeSoto County has defeated gaming proposals on three separate occasions, most recently in November 1996, and by statute cannot vote on such issue again until 2004. Casino gaming is not currently legalized in Tennessee or Arkansas. Although management does not anticipate such legislation in the near term, the legalization of gaming in either Tennessee or Arkansas could have a material adverse impact on the Tunica Casino.

     The Shreveport Casino

     The Shreveport Casino competes directly with Binion's Horseshoe, Harrah's, the Isle of Capri and Casino Magic in the Shreveport market. Some of these competitors have higher profile brand names and greater financial resources than the Shreveport Partnership. All of these competitor's have operated in the Shreveport market for several years and have established customer bases. There can be no assurance that the Shreveport Casino will be able to effectively compete against these four established casinos, or that the Shreveport market is large enough to allow more than four casinos to operate profitably. Furthermore, one or more of the current operators in other parts of Louisiana could relocate to the Shreveport market which would directly increase competition in the market. The Horseshoe Casino recently announced plans, subject to board approval, to begin construction of a $50 million, 300-room hotel expansion of its Bossier City property as early as the summer of 2002. The opening of this facility would further increase competition for overnight patrons.

     The Louisiana Riverboat Economic Development and Gaming Control Act provides that the designated gaming area shall not exceed the lesser of 60% percent of the total square footage of the passenger access area of the vessel or 30,000 square feet at each casino. The facilities of three of the competitors in the Shreveport market arguably contain less than the total amount of gaming space permitted. If these competitors were to increase the size of their facilities, they would be able to add more gaming positions, which would directly increase competition in the Shreveport market. One of these competitors, Casino Magic, has publicly stated that it intends, in the near future, to undertake an expansion and improvement of its facility at an estimated cost of $25 million.

       Also, there can be no assurance that the Shreveport Casino will be able to effectively compete against any other future gaming operations that Louisiana or other authorities may authorize in the gaming market in which it operates. For example, in 1997, the Louisiana legislature adopted legislation permitting up to 15,000 square feet of slot machine gaming at pari-mutual wagering facilities located in parishes in Louisiana that approve slot machine gaming in a referendum election. Shortly thereafter, a referendum election was held that approved slot machine gaming at Louisiana Downs, which is located in Bossier City, approximately nine miles from the Shreveport Casino. In March 2002, an investor group seeking to purchase Louisiana Downs received a preliminary approval, subject to being found suitable as owners, for a $175 million expanded entertainment facility to include approximately 1,500 slot machines, a 325-room hotel with convention facilities, a 1,200 square foot ballroom and a 1,500-seat theater. Additional plans call for an adjacent festival marketplace and a 10,000-seat amphitheater. Once approvals are received and construction begins, the casino is expected to take eight to ten months and the hotel and other facilities are expected to take 15 to 18 months to complete. The completion of this facility would result in another source of competition for the Shreveport Casino, which could have a material adverse affect on the Shreveport Casino.

     Casino gaming is currently prohibited in several jurisdictions adjacent to Louisiana. As a result, management anticipates that a significant portion of the Shreveport Casino customers will be residents of these jurisdictions, primarily Texas. Although casino gaming is currently not permitted in Texas and the Texas Attorney General has issued an opinion that gaming in Texas would require an amendment to the Texas Constitution, the Texas legislature has considered proposals to authorize casino gaming in the past. The legislation of casino gaming in Texas, or in other nearby jurisdictions, would have a material adverse effect on the business, financial condition and results of operations of the Shreveport Partnership.

     The Shreveport Casino also faces competition from other forms of gaming, such as state-sponsored lotteries and video lottery terminals, pari-mutual betting on horse and dog racing and bingo parlors, as well as other forms of entertainment in Louisiana and other places from where it draws its customers.

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

     A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission taxes for the Aurora Casino amounted to $4.6 million, $5.3 million and $6.1 million, respectively, during 2001, 2000 and 1999. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, at graduated rates ranging from 15% to 35%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $68.8 million, $63.6 million and $54.3 million, respectively, for the years 2001, 2000 and 1999.

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

     The licenses obtained by HCT are not transferable and need to be renewed periodically. The ownership license for the Tunica Casino has been renewed through October 20, 2004. Presently, the policy of the Mississippi Commission is to award casino licenses for two-year periods, subject to renewal. The Mississippi Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to an opportunity for a hearing.

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

     License fees and taxes are based on a percentage of the gross gaming revenues received by a casino operation and on the number of slot machines and table games operated by such casino. In particular, gaming licensees must pay an annual $5,000 license fee and an additional fee based on the number of gaming devices. A state gross revenues fee of 8% is due on adjusted gross gaming revenues. Several local governments have been authorized to impose additional gross fees on adjusted gross gaming revenues of up to 4% and annual license fees based on the number of gaming devices on board. Tunica County imposes a fee of 4% on adjusted gross gaming revenues. Gaming taxes for the Tunica Casino amounted to $13 million, $13.1 million and $12.2 million during 2001, 2000 and 1999, respectively. Gross gaming taxes paid to the state are allowed as a credit against Mississippi state income taxes.

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

     Louisiana

     The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the Louisiana Gaming Control Board (the "LGCB"). The LGCB is responsible for issuing gaming licenses and enforcing the laws, rules and regulations relative to riverboat gaming activities. The LGCB is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. An initial license to conduct gaming operations is valid for a term of five years. The Louisiana Act provides for successive five-year renewals after the initial five-year term.

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

     .    provide a source of state and local revenues through fees; and

     . ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

     The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming as subsequently modified and, including but not limited to the following: (1) in parishes, including the site for the Shreveport Casino, other than the parish (currently Orleans Parish) of the Land-Based Casino, which we refer to as the "Official Gaming Establishment," gaming may only be conducted while a riverboat is docked and no cruises or excursions may be conducted; however, in the parish of the Official Gaming Establishment, gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist as certified by the riverboat's master; (2) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (3) agents of the LGCB are permitted on board at any time during gaming operations; (4) gaming devices, equipment and supplies may be purchased or leased only from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted on gaming vessels;
(9) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use dockside facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (11) licensees must have adequate protection and indemnity insurance; (12) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the LGCB.

     Any person who has or controls directly or indirectly 5% or more ownership, income, profit or economic interest in the Shreveport Casino, or who receives 5% or more revenue interest in the form of a commission, finder's fee, loan repayment, or any other business expense related to the Shreveport Casino, or who has the ability, in the opinion of the LGCB, to exercise a significant influence over the Shreveport Casino or Shreveport Management, must meet all suitability requirements under the Louisiana Act. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the LGCB. In issuing a license, an applicant must demonstrate by clear and convincing evidence that he is a person of good character, honesty and integrity; that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements incidental thereto; and is capable of and likely to conduct the activities for which the applicant is licensed under the provisions of the Louisiana Act. The LGCB will not grant any licenses unless it finds that:

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

     The LGCB may not award a license to any applicant who has been convicted or pled guilty or nolo contendere to any offense punishable by imprisonment of more than one year, theft or attempted theft, illegal possession of stolen things or any offense or attempt involving the misappropriation of property or funds, any offense involving fraud or attempted fraud, false statement or declarations, gambling as defined by the laws or ordinances or any municipality, any parish or county, any state, or of the United States, or a crime of violence (each a "Material Offense"); who is currently being prosecuted or regarding whom charges are pending in any jurisdiction for a Material Offense; who is not current in filing applicable tax returns and in the payment of all taxes, penalties and interest owed to the State of Louisiana, any political subdivision of Louisiana or the Internal Revenue Service, excluding items under formal appeal; or who has failed to provide information and documentation to reveal any fact material to a suitability determination, or has provided information which is untrue or misleading as to a material fact pertaining to the suitability criteria.

     The transfer of a license is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to prior LGCB approval. A security issued by a holder of a license must generally disclose these restrictions.

     Section 2501 of the regulations enacted by the Louisiana State Police Riverboat Gaming Division pursuant to the Louisiana Act requires prior written approval by the LGCB of all persons involved in the sale, purchase, assignment, lease, grant or foreclosure of a security interest, hypothecation, transfer, conveyance or acquisition of an ownership interest (other than a corporation) or economic interest of 5% or more in any licensee.

     Section 2523 of the regulations under the Louisiana Act requires notification to an prior approval from the LGCB of (1) the application for, receipt, acceptance or modification of a loan, (2) the use of any cash, property, credit, loan or line of credit, or (3) the guarantee or granting of other forms of security for a loan by a licensee or person acting on a licensee's behalf. Exceptions to prior written approval include, without limitation, any transaction for less than $2.5 million in which all of the lending institutions are federally regulated, any transaction modifying the terms of an existing, previously approved loan transaction, or any transaction involving publicly registered debt and other securities sold pursuant to a firm underwriting agreement.

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

     The Louisiana Act imposes franchise and license fees of $50,000 per riverboat for the first year and $100,000 for subsequent years together with a gaming tax based on a percentage of the net gaming proceeds. In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the previous rate of 18.5% and eliminated the cruising requirement for those boats previously required to cruise. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area, which were not subject to the cruising requirements. Accordingly, the gaming tax imposed on the Shreveport Casino was increased to 19.5% effective April 1, 2001 with additional 1% increases scheduled on April 1, 2002 and April 1, 2003. Several local governments have been authorized to impose additional fees on adjusted gross gaming revenues and/or other fees. The Shreveport Casino is required to make certain payments to the City of Shreveport under its ground lease agreement in lieu of boarding fees. Franchise and license fees and payments in lieu of boarding fees for the Shreveport Casino amounted to $34.4 million and $1.9 million during 2001 and 2000, respectively. Had the entire 3% gaming tax increase been in effect during 2001and 2000, the Shreveport Casino's operating expenses would have increased by approximately $3.3 million and $243,000, respectively.

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

ITEM 2. PROPERTIES

The Aurora Casino
-----------------

     The Aurora Casino currently operates on a dockside barge structure which wraps half-way around a four-story, 64,000 square foot land based pavilion and on a four-level riverboat, City of Lights I. The combined facilities have approximately 38,000 square feet of casino space and approximately 1,200 gaming positions. A second four-level riverboat, City of Lights II, was taken out of service in February 2002 when the first half of the dockside barge was completed and opened. The complex also includes two parking garages under capital lease agreements.

     The first parking garage contains approximately 840 parking spaces and 31,000 square feet of office space, of which approximately 22,600 square feet are currently being used for administrative offices. HCA leases the parking garage, including the office space, from the City of Aurora under a 30-year lease ending June 2023, with HCA having the right to extend the term under renewal options for an additional 67 years. The second garage, completed in 1996, has approximately 500 parking spaces and includes approximately 1,500 square feet of retail space. The facility is owned by a governmental agency and operated by HCA pursuant to a lease with an initial term expiring in 2026 with the right to extend the lease for up to 20 additional years.

     The Aurora Casino is currently pledged as collateral to the extent of approximately $81 million (subject to future borrowings on HCA's intercompany note to HCC up to a maximum of $108 million) with respect to the Senior Secured Notes in the face amount of $360 million issued by HCC on May 19, 1999. The Senior Secured Notes consist of $310 million of 11.25% notes due May 1, 2007 and $50 million of floating rate notes due May 1, 2006. The current interest rate on the floating rate notes is 8.45% per annum and is reset semiannually.

The Tunica Casino
-----------------

     The Tunica Casino consists of a 60,000 square foot, single level casino with 54,000 square feet of gaming space, 505 hotel rooms and suites and support facilities that include two restaurants, a buffet, an arcade and a gift shop, banquet space, an enclosed pool and atrium, a showroom and administrative offices. The Tunica Casino also includes a 123-space recreational vehicle park and surface lots with 1,635 parking spaces.

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

The Shreveport Casino
---------------------

     The Shreveport Casino consists of a 403-room, all suite, art deco-style hotel, and a three-level riverboat dockside casino. The riverboat casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and approximately 66 table games. The complex also offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by a covered, movie-themed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

     The ground lease for the Shreveport Casino has an initial term ending on the tenth anniversary of the opening of the Shreveport Casino with options for the Shreveport Partnership to renew on the same terms for up to an additional 40 years and with further renewals available at prevailing rates and terms. Beginning with the opening of the Shreveport Casino, base rental payments under the lease are $450,000 per year during the initial ten-year lease term. In addition to base rent, the Shreveport Casino pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the ground lease.

     Up to $30 million in furniture, fixtures and equipment is pledged as collateral for $39 million of 13% Senior Secured Notes with contingent interest (the "Senior Secured Notes") issued by the Shreveport Partnership during June 2001 and guaranteed by HCL. The Senior Secured Notes are nonrecourse to HCC. Contingent interest on the Senior Secured Notes is equal to 1.3% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Substantially all other assets are pledged as collateral for $150 million of 13% First Mortgage Notes with contingent interest (the "First Mortgage Notes") issued by the Shreveport Partnership during August 1999 and guaranteed by HCL. The First Mortgage Notes are nonrecourse to HCC. Contingent interest on the First Mortgage Notes is equal to 5% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Payment of contingent interest on both the Senior Secured Notes and First Mortgage Notes may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

ITEM 3. LEGAL PROCEEDINGS

     In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that one of its former executive officers breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under the former executive's employment agreement with the Company. The lawsuit may also affect the ability of the former executive officer to exercise outstanding stock options previously granted to him.

     In addition to the above action, the Company also filed a lawsuit in February 2002 in U.S. District Court in Texas against a number of individuals and their affiliates, including two of the Company's former executive officers, alleging violations of the federal securities laws. Such allegations include the failure to properly report that the defendants and their affiliates have been acting in concert as a group in connection with a planned proxy contest at the next annual shareholders' meeting and that certain affiliates have acquired common stock of the Company while in possession of material non-public information regarding the Company. The Company seeks multiple remedies, including requiring the defendants to truthfully and accurately report their activities, as well as seeking an order to enjoin the defendants from further purchases of stock and from voting their shares of stock.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.7 million to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U. S. District Court in Louisiana. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at December 31, 2001. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to the results of the litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

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

                                  2001             2000
                             --------------   --------------
Period                        High     Low     High     Low
------                       ------   -----   ------   -----

First Quarter                $10.73   $7.38   $ 4.50   $3.00
Second Quarter                11.70    6.42     8.00    3.13
Third Quarter                  7.85    5.50     9.50    5.88
Fourth Quarter                11.35    5.95    11.25    7.38

     As of April 26, 2002, there were approximately 500 holders of record of HCC's voting common stock.

     HCC has not paid cash dividends on its common stock in the past and has no plans to pay cash dividends on its common stock in the foreseeable future. See
Note 3 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose specified restrictions on the transfer of funds between certain subsidiaries.

     HCT's common stock, 1,000 shares with par value of $.01 per share, is its sole voting security; all of the 1,000 shares outstanding are owned by HCC.HCT did not pay any dividends during 2001; any such dividends would be payable to HCC.

ITEM 6.  SELECTED FINANCIAL DATA

Hollywood Casino Corporation and Subsidiaries
---------------------------------------------

     The following tables present selected financial data for HCC and its subsidiaries and are qualified in their entirety by the consolidated financial statements and accompanying footnotes appearing elsewhere in this Form 10-K/A. The data as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999 have been derived from the audited consolidated financial statements of HCC presented in Item 8.

Statement of Operations Data:                                         Year Ended December 31,
                                                       ----------------------------------------------------
                                                         2001       2000       1999       1998       1997
                                                       --------   --------   --------   --------   --------
                                                             (in thousands, except per share amounts)
Net revenues .......................................   $458,056   $311,455   $277,132   $245,222   $246,809
                                                       --------   --------   --------   --------   --------
Expenses:
   Departmental ....................................    341,545    214,855    191,728    174,298    164,805
   General and administrative ......................     38,753     20,368     19,235     17,778     16,790
   Management and consulting fees ..................         --         --        939      1,200      3,927
   Depreciation and amortization ...................     50,495     13,647     14,163     15,610     17,563
   Development and preopening ......................        603     15,852      1,787        779      1,480
   Executive compensation accrual ..................      2,848         --         --         --         --
   Recoveries on affiliate obligations .............    (10,828)        --         --         --         --
   Termination of management and consulting
    agreements .....................................         --         --     40,389         --         --
   Write down of assets ............................         --         --     13,322         --     19,678
                                                       --------   --------   --------   --------   --------
      Total expenses ...............................    423,416    264,722    281,563    209,665    224,243
                                                       --------   --------   --------   --------   --------
   Income (loss) from operations ...................     34,640     46,733     (4,431)    35,557     22,566
                                                       --------   --------   --------   --------   --------
Non-operating income (expenses):
   Interest income .................................      4,873     11,349      7,868      2,844      1,896
   Interest expense, net of capitalized interest ...    (67,781)   (55,191)   (47,050)   (31,212)   (31,775)
   Gain on settlement of litigation, net ...........         --      7,220         --         --         --
   Tax settlement costs ............................         --         --         --     (1,087)        --
   Equity in losses of unconsolidated affiliate ....       (183)       (55)      (141)        --         --
   (Loss) gain on disposal of assets ...............       (105)       190       (567)       (61)       552
                                                       --------   --------   --------   --------   --------
      Total non-operating expenses, net ............    (63,196)   (36,487)   (39,890)   (29,516)   (29,327)
                                                       --------   --------   --------   --------   --------
   (Loss) income before income taxes,
     extraordinary and other items .................    (28,556)    10,246    (44,321)     6,041     (6,761)

Income tax benefit (provision) .....................      2,087     (1,873)    (1,196)      (816)    (5,359)
                                                       --------   --------   --------   --------   --------
(Loss) income before extraordinary and other
  items ............................................    (26,469)     8,373    (45,517)     5,225    (12,120)
Minority interest in Hollywood Casino Shreveport ...     (1,438)       (78)        --         --         --
Minority interest in earnings of Limited
 Partnership .......................................         --         --     (5,801)    (6,494)    (5,012)
                                                       --------   --------   --------   --------   --------
(Loss) income before extraordinary item ............    (27,907)     8,295    (51,318)    (1,269)   (17,132)
Extraordinary item:
   Early extinguishment of debt,
    net of related tax benefits (1) ................       (843)        --    (30,353)      (336)      (215)
                                                       --------   --------   --------   --------   --------
Net (loss) income ..................................   $(28,750)  $  8,295   $(81,671)  $ (1,605)  $(17,347)
                                                       ========   ========   ========   ========   ========
Basic (loss) income per common share:
   (Loss) income before extraordinary item .........   $  (1.12)  $    .33   $  (2.05)  $   (.05)  $   (.69)
   Extraordinary item ..............................      (0.03)        --      (1.22)      (.01)      (.01)
                                                       --------   --------   --------   --------   --------
      Net (loss) income ............................   $  (1.15)  $    .33   $  (3.27)  $   (.06)  $   (.70)
                                                       ========   ========   ========   ========   ========
Diluted (loss) income per common share:
   (Loss) income before extraordinary item .........   $  (1.12)  $    .31   $  (2.05)  $   (.05)  $   (.69)
   Extraordinary item ..............................      (0.03)        --      (1.22)      (.01)      (.01)
                                                       --------   --------   --------   --------   --------
      Net (loss) income ............................   $  (1.15)  $    .31   $  (3.27)  $   (.06)  $   (.70)
                                                       ========   ========   ========   ========   ========

Balance Sheet Data:                                                      December 31,
                                                     ----------------------------------------------------
                                                       2001       2000       1999       1998       1997
                                                     --------   --------   --------   --------   --------
                                                                        (in thousands)
Total assets .....................................   $533,397   $577,900   $525,817   $270,740   $276,218
Total debt, including capital
 lease obligations................................    569,560    567,721    538,458    227,529    226,922
Shareholders' (deficit) equity....................    (93,812)   (65,760)   (74,157)     7,512      9,117

----------
(1) Includes the following items: (i) for 2001, costs associated with the June 2001 issuance of the Hollywood Casino Shreveport Senior Secured Notes and
     (ii) for 1999, costs associated with the May 1999 issuance of the HCC Senior Secured Notes and (iii) for 1998 and 1997, costs associated with HCC's mandatory redemption of outstanding debt, net of related tax benefit.

Hollywood Casino-Aurora, Inc. and HWCC-Tunica, Inc. and Subsidiary
------------------------------------------------------------------

     The following tables set forth selected financial information for HCA and for HCT and its subsidiary and are qualified in their entirety by, and should be read in conjunction with, HCA's Financial Statements and HCT's Consolidated Financial Statements and accompanying footnotes appearing elsewhere in this Form 10-K/A. HCA and HCT commenced operations on June 17, 1993 and August 8, 1994, respectively. The data as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 have been derived from the audited financial statements of HCA and HCT presented in Item 8.

                          HOLLYWOOD CASINO-AURORA, INC.

Statement of Operations Data:

                                                                        Year Ended December 31,
                                                         ----------------------------------------------------
                                                           2001       2000       1999       1998       1997
                                                         --------   --------   --------   --------   --------
                                                                            (in thousands)
Net revenues .........................................   $215,985   $203,832   $180,488   $152,633   $151,647
                                                         --------   --------   --------   --------   --------

Expenses:
      Departmental ...................................    138,464    133,363    120,324    108,145     99,993
      General and administrative .....................      5,182      5,319     12,758     14,136     14,673
      Depreciation and amortization ..................     28,583      7,107      7,050      7,350      7,491
      Termination of management contract .............                    --     37,000         --         --
                                                         --------   --------   --------   --------   --------
         Total expenses ..............................    172,229    145,789    177,132    129,631    122,157
                                                         --------   --------   --------   --------   --------
Income from operations ...............................     43,756     58,043      3,356     23,002     29,490
                                                         --------   --------   --------   --------   --------
Non-operating income (expense):
      Interest income ................................        986      1,124        533        112        156
      Interest expense, net of capitalized interest ..     (8,001)    (9,034)    (6,145)    (6,046)    (6,847)
      (Loss) gain on disposal of assets ..............        (65)        (6)      (510)         4        134
                                                         --------   --------   --------   --------   --------
         Total non-operating expense, net ............     (7,080)    (7,916)    (6,122)    (5,930)    (6,557)
                                                         --------   --------   --------   --------   --------

Income (loss) before income taxes ....................     36,676     50,127     (2,766)    17,072     22,933
Income tax provision .................................    (12,486)   (18,422)      (367)    (6,559)    (8,419)
                                                         --------   --------   --------   --------   --------

Net income (loss) ....................................   $ 24,190   $ 31,705   $ (3,133)  $ 10,513   $ 14,514
                                                         ========   ========   ========   ========   ========

Balance Sheet Data:

                                                                             December 31,
                                                         ----------------------------------------------------
                                                           2001       2000       1999       1998       1997
                                                         --------   --------   --------   --------   --------
                                                                              (in thousands)
Total assets .........................................   $129,950   $110,782   $111,759   $100,310   $104,071
Total debt, including capital lease
   obligations .......................................     99,267     86,113     87,907     54,248     58,972
Shareholder's equity .................................      6,610      6,190      6,047     28,720     28,948

                        HWCC-TUNICA, INC. AND SUBSIDIARY

Statement of Operations Data:

                                                         Year Ended December 31,
                                           ---------------------------------------------------
                                             2001      2000       1999       1998       1997
                                           -------   --------   --------   --------   --------
                                                             (in thousands)
Net revenues ...........................   $98,203   $ 99,869   $ 96,644   $ 92,549   $ 94,975
                                           -------   --------   --------   --------   --------

Expenses:
   Departmental ........................    75,854     75,655     71,404     66,104     64,770
   General and administrative ..........     5,567      5,173      5,679      5,813      5,769
   Depreciation and amortization .......     5,823      5,841      7,066      8,123      9,916
   Termination of consulting
      agreement ........................        --         --      3,329         --         --
                                           -------   --------   --------   --------   --------
      Total expenses ...................    87,244     86,669     87,478     80,040     80,455
                                           -------   --------   --------   --------   --------

Income from operations .................    10,959     13,200      9,166     12,509     14,520
                                           -------   --------   --------   --------   --------

Non-operating income (expenses):
   Interest income .....................       299        280        340        587        281
   Interest expense ....................    (9,933)   (10,019)   (10,308)   (10,937)   (10,980)
   Equity in losses of unconsolidated
      affiliate ........................      (183)       (55)      (141)        --         --
   Gain (loss) on disposal of assets ...        27          5        (57)       (65)         6
                                           -------   --------   --------   --------   --------
      Total non-operating expenses,
      net ..............................    (9,790)    (9,789)   (10,166)   (10,415)   (10,693)
                                           -------   --------   --------   --------   --------

Income (loss) before income taxes ......     1,169      3,411     (1,000)     2,094      3,827
Income tax (provision) benefit .........    (3,216)      (375)       323       (689)       845
                                           -------   --------   --------   --------   --------

Net (loss) income ......................   $(2,047)  $  3,036   $   (677)  $  1,405   $  4,672
                                           =======   ========   ========   ========   ========

Balance Sheet Data:

                                                               December 31,
                                           ----------------------------------------------------
                                             2001       2000       1999       1998       1997
                                           --------   --------   --------   --------   --------
                                                              (in thousands)
Total assets ...........................   $115,073   $116,106   $112,398   $120,461   $118,727
Total debt, including capital lease
   obligations .........................     88,569     88,651     90,140     85,798     85,683
Shareholder's equity ...................     13,599     15,646     12,610     25,287     23,882

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Amended Annual Report on Form 10-K/A contains forward-looking statements about the business, operating results, cash flows, financial condition, construction and development activities, expansion projects, strategies and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, the ability to maintain existing management, weather conditions, tax regulations, state or local regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts, the ability to obtain required bankruptcy court and regulatory approvals and other risks indicated in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Amended Annual Report on Form 10-K/A, the words "believes", "expects", "estimates", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

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

                                                       Year Ended December 31,
                                              ------------------------------------------
                                                  2001            2000           1999
                                              ------------   ------------   ------------
Net Revenues:
   Aurora Casino                              $215,985,000   $203,832,000   $180,488,000
   Tunica Casino                                98,203,000     99,869,000     96,644,000
   Shreveport Casino                           143,868,000      7,754,000             --
                                              ------------   ------------   ------------
      Net revenues                             458,056,000    311,455,000    277,132,000
                                              ------------   ------------   ------------

Departmental Expenses:
   Aurora Casino                               138,464,000    133,363,000    120,324,000
   Tunica Casino                                75,854,000     75,655,000     71,404,000
   Shreveport Casino                           127,227,000      5,837,000             --
                                              ------------   ------------   ------------
      Total departmental expenses              341,545,000    214,855,000    191,728,000
                                              ------------   ------------   ------------

      Departmental profit                      116,511,000     96,600,000     85,404,000
                                              ------------   ------------   ------------

Other Operating Expenses:
   General and administrative                   38,753,000     20,368,000     20,174,000
   Depreciation and amortization                50,495,000     13,647,000     14,163,000
   Development                                     603,000      1,058,000        946,000
   Preopening                                           --     14,794,000        841,000
   Executive compensation accrual                2,848,000             --             --
   Recoveries on affiliate obligations         (10,828,000)            --             --
   Termination of management and consulting
     agreements                                         --             --     40,389,000
   Write down of assets                                 --             --     13,322,000
                                              ------------   ------------   ------------
      Total other operating expenses            81,871,000     49,867,000     89,835,000
                                              ------------   ------------   ------------

Income (loss) from operations                 $ 34,640,000   $ 46,733,000   $ (4,431,000)
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

Aurora Casino
-------------

     Departmental profit from operations at the Aurora Casino is summarized in the following table:

                                               Year Ended December 31,
                                    --------------------------------------------
                                        2001            2000            1999
                                    ------------    ------------    ------------
Departmental Revenues:
   Casino                           $231,832,000    $217,704,000    $190,608,000
   Food and beverage                  14,529,000      15,787,000      14,560,000
   Other                               3,211,000       3,356,000       3,272,000
   Promotional allowances            (33,587,000)    (33,015,000)    (27,952,000)
                                    ------------    ------------    ------------
      Net revenues                   215,985,000     203,832,000     180,488,000
                                    ------------    ------------    ------------
Departmental Expenses:
   Casino                            132,005,000     127,263,000     114,381,000
   Food and beverage                   5,498,000       5,021,000       4,829,000
   Other                                 961,000       1,079,000       1,114,000
                                    ------------    ------------    ------------
      Total departmental expenses    138,464,000     133,363,000     120,324,000
                                    ------------    ------------    ------------
Departmental profit                 $ 77,521,000    $ 70,469,000    $ 60,164,000
                                    ============    ============    ============

Departmental profit margin                  35.9%           34.6%           33.3%

     Revenues

     Total gross wagering at the Aurora Casino, as measured by the total value of chips purchased for table games ("drop") and the total amount of coins wagered in slot machines ("handle"), increased by 2.2% and 17.5%, respectively, during 2001 compared to 2000 and during 2000 compared to 1999. The significant increase in gross wagering during 2000 was primarily attributable to the advent of dockside gaming on June 26, 1999. Subsequent increases in revenues reflect management's use of both new and proven marketing programs designed to enhance the Aurora Casino's position in the Chicago marketplace. Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." During the latter part of 2000, the Aurora Casino reconfigured its gaming mix to remove ten table games, which are more labor intensive, and replace them with 61 slot machines. Despite this reduction of nearly 20% in the number of table games, table drop grew slightly (2.2%) during 2001 compared to 2000. Slot machine handle also grew by 2.2% during 2001 compared to the prior year. The 14.2% increase in 2000 casino revenues compared to the prior year period reflects the 17.5% increase in gross wagering noted above, partially offset by a decline in the table games hold percentage. Poker revenues also increased during 2000 compared to the prior year primarily due to the expansion of the poker room's operating hours beginning in the fourth quarter of 1999. As a result of the closing of a competitor's poker room in August 2000, the Aurora Casino is now the sole Illinois provider of poker in Chicago-area casinos.

     During 2001, the Aurora Casino conducted its gaming operations on two riverboats connected by a link barge. The smaller of the two riverboats contained slightly more than one-third of the total gaming positions, but generated less than 25% of total gaming revenues. As more fully described under "Liquidity and Capital Resources -- Capital Expenditures and Other Investing Activities," the Aurora Casino began a major expansion in 2001. In order to take better advantage of dockside gaming legislation passed in 1999 and improve its gaming amenities, the Aurora Casino began construction of a new dockside facility to replace the Aurora Casino's two existing riverboats. Management believes the new dockside facility will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The expansion is projected to cost approximately $78.2 million.

     The decrease in food and beverage revenues during 2001 compared to the prior year period is primarily due to a reduction in the amount of complimentary food revenues. The estimated value of such complimentaries is reflected as revenues with a corresponding amount deducted as promotional allowances. The increase in food and beverage revenues during 2000 compared to the prior year reflects the increased patron volume resulting from dockside gaming and the opening of a new food outlet in April 2000.

     Other revenues decreased during 2001 compared to the prior year primarily due to reductions in theater revenues and retail store sales. Other revenues did not change significantly during 2000 compared to 1999.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. The increase during 2001 compared to 2000 reflects increases in both cash incentive programs and customer loyalty programs. Most of these increases were offset by the aforementioned reductions in food complimentaries. The 2000 increase over the prior year period reflects increases in promotional activities, primarily in food complimentaries, as part of the Aurora Casino's marketing efforts.

     Departmental Expenses

     Casino expense increases during 2001 and 2000 compared to the prior year periods resulted primarily from additional gaming taxes due to higher casino revenues. Gaming and admission taxes increased by $4.5 million and $8.4 million, respectively, in 2001 and 2000 compared to the prior year periods. Casino expenses also increased in 2000 compared to 1999 as a result of $5.5 million of additional marketing expenses.

     Food and beverage expenses increased during 2001 compared to 2000 reflecting higher food costs due to, among other things, efforts to upgrade the food quality. Other expenses decreased during 2001 compared to 2000, consistent with the decrease in related revenues. Food and beverage and other expenses did not change significantly during 2000 compared to 1999. Increases in food and beverage costs resulting from increased volume, higher food costs and the opening of a new restaurant in April 2000 were offset by increased allocations to the casino department as part of various marketing programs.

Tunica Casino
-------------

     Departmental profit from operations at the Tunica Casino is summarized in the following table:

                                               Year Ended December 31,
                                    --------------------------------------------
                                        2001            2000             1999
                                    ------------    ------------    ------------
Departmental Revenues:
   Casino                           $107,191,000    $108,529,000    $102,312,000
   Rooms                              12,506,000      10,690,000      10,457,000
   Food and beverage                  16,802,000      16,656,000      15,274,000
   Other                               1,762,000       1,462,000       1,542,000
   Promotional allowances            (40,058,000)    (37,468,000)    (32,941,000)
                                    ------------    ------------    ------------
      Net revenues                    98,203,000      99,869,000      96,644,000
                                    ------------    ------------    ------------
Departmental Expenses:
   Casino                             70,594,000      69,865,000      65,402,000
   Rooms                                 908,000       1,102,000       1,161,000
   Food and beverage                   3,488,000       3,897,000       3,704,000
   Other                                 864,000         791,000       1,137,000
                                    ------------    ------------    ------------
      Total departmental expenses     75,854,000      75,655,000      71,404,000
                                    ------------    ------------    ------------
Departmental profit                 $ 22,349,000    $ 24,214,000    $ 25,240,000
                                    ============    ============    ============
Departmental profit margin                  22.8%           24.2%           26.1%

     Revenues

     Total gross wagering at the Tunica Casino as measured by table game drop and slot machine handle decreased slightly (1%) during 2001 following an increase of 8.2% in 2000, in each case compared to the prior year period. Management believes the decrease in gross wagering during 2001 reflects a softening in the Tunica gaming market attributable to the economic downturn. The 2000 increase in gross wagering compared to 1999 resulted from management's refinement of its core marketing programs as well its emphasis on customer service. Such marketing efforts included branded television advertising that focused on quality service and the message of "winning". Other direct marketing programs were designed to reward existing high value customers as well as to attract new customers to the facility. Although patron volume declined slightly during 2000 compared to 1999, gross wagering continued to increase, indicating that the Tunica Casino was successful in attracting higher value patrons.

     Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." The decrease in 2001 casino revenues compared to 2000 reflects the aforementioned decline in gross wagering combined with a decline in the table games hold percentage. The 8.2% increase in gross wagering was the primary cause of the 2000 increase in casino revenues compared to the prior year. The 6.1% increase in such revenues was somewhat less than the increase in gross wagering due to a decrease in the slot machine hold percentage.

     Room revenues increased during 2001 and 2000 compared to the prior year periods. Hotel occupancy rates increased to 87.6% in 2001 from 84% in 2000 and 85.5% in 1999. Average daily room rates increased to $74 in 2001 from $66 in 2000 and $64 in 1999.

     Food and beverage revenues did not change significantly in 2001 compared to 2000. Such revenues increased by 9% during 2000 compared to the prior year period as a result of increased marketing efforts and increases in food and beverage prices.

     Other revenues increased in 2001 compared to 2000 due to increases in retail promotional activities. The estimated value of retail items provided to customers without charge is included in other revenues and a corresponding amount is deducted as a promotional allowance (see below). Other revenues decreased 5.2% during 2000 compared to 1999. The 2000 decrease was a result of the decline in patron volume discussed above.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. The increase in promotional allowances in 2001 compared to 2000 reflects additional goods and services provided to patrons without charge. Such complimentaries increased as a percentage of the associated revenues to 78.2% in 2001 from 74% during 2000. Such increases reflect the expansion of the Tunica Casino's marketing programs, primarily in food and beverage complimentaries, in order to compete for overnight guests. Such increases were partially offset by decreases in cash incentive and customer loyalty program awards during 2001 compared to the prior year. The 2000 increase in promotional allowances compared to 1999 reflects increases in both customer loyalty programs and in the use of complimentaries.

     Departmental Expenses

     Casino expenses increased slightly during 2001 compared to 2000 after increasing by $4.5 million (6.8%) during 2000 compared to 1999. The 2001 increase results from an increase in the allocation of rooms expense to the casino department as part of the Tunica Casino's marketing programs. The increases in the use of these complimentaries were partially offset by reductions in other advertising and promotional costs. The 2000 increase in casino expenses was also primarily due to increased marketing efforts, including the allocation of additional costs from other operating departments to the casino department. Marketing efforts have been increased in response to a highly competitive Tunica gaming market environment.

     Rooms expense decreased 17.6% and 5.1% during 2001 and 2000 compared to the respective prior year periods reflecting the increase in room complimentaries previously discussed which result in additional allocations of room department expenses to the casino department.

     The 10.5% decrease in food and beverage expenses during 2001 compared to 2000 reflects increased allocations to the casino department as a result of the Tunica Casino's marketing efforts. The 5.2% increase in food and beverage expenses during 2000 compared to 1999 results from increases in volume and from higher food and beverage costs. Such increases were partially offset by increased allocations to the casino department as a result of the Tunica Casino's marketing efforts.

     The increase in other departmental expenses during the 2001 period compared to 2000 reflects higher costs in the retail sales department. The decreases in other departmental expenses during 2000 compared to the prior year period is due to increased allocations to the casino department.

Shreveport Casino
-----------------

     The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. The discussion of departmental operations which follows will, of necessity, be based on comparisons between the full year of operations in 2001 and the twelve day period of operations during 2000. The following table presents departmental operating results for such periods together with the percentages of departmental revenues to total revenues and of departmental expenses as a percentage of the associated revenues.

                                                               Period from
                                      Year Ended           December 20, 2000
                                   December 31, 2001      to December 31, 2000
                                 ---------------------    --------------------
Revenues:
   Casino                        $144,334,000    100.3%   $ 7,194,000     92.8%
   Rooms                            9,803,000      6.8        302,000      3.9
   Food and beverage               25,521,000     17.7      1,330,000     17.2
   Other                            3,412,000      2.4         74,000       .9
   Promotional allowances         (39,202,000)   (27.2)    (1,146,000)   (14.8)
                                 ------------    -----    -----------    -----
   Net revenues                   143,868,000    100.0      7,754,000    100.0
                                 ------------    -----    -----------    -----
Departmental Expenses:
   Casino                         113,367,000     78.8      5,193,000     67.0
   Rooms                            2,091,000      1.4         88,000      1.1
   Food and beverage                8,455,000      5.9        413,000      5.3
   Other                            3,314,000      2.3        143,000      1.9
                                 ------------    -----    -----------    -----
   Total departmental expenses    127,227,000     88.4      5,837,000     75.3
                                 ------------    -----    -----------    -----
Departmental profit              $ 16,641,000     11.6%   $ 1,917,000     24.7%
                                 ============    =====    ===========    =====

     The Shreveport Casino recognized a loss from operations of $19.4 million in 2001 compared to losses of $13.7 million in 2000 and $993,000 in 1999. Excluding preopening and development costs, the Shreveport Casino earned income from operations of $1.1 million in 2000 and had virtually no loss in 1999. As previously noted, the Shreveport Casino opened on December 20, 2000 and all activities prior to that date related to its development and construction activities.

     The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than originally anticipated by management. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. The Shreveport Partnership is continuing to fine-tune its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, the Shreveport Partnership terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino's gaming revenues in June. However, as a result of the elimination of the marketing programs and other cost cutting efforts, the Shreveport Casino has generated positive earnings before interest, taxes, depreciation, amortization and non-recurring items in every month from since June 2001.

     The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, growing by only 17.4% during 2001 compared to 2000. The revenue growth experienced in the market during 2001 also reflects heavy promotional activity associated with the opening of the Shreveport Casino and the opening of a competitor's hotel; accordingly, management believes that the real market growth has been somewhat less than the calculated 17.4%. In addition, management believes the lack of market growth reflects the current economic slowdown which has negatively affected the Shreveport market during 2001.

     Gaming Operations

     Total gross wagering at the Shreveport Casino as measured by table game drop (the total value of chips purchased for table games) and slot machine handle (the total value of coins wagered in slot machines) amounted to $1,769 million and $76 million, respectively, during 2001 and 2000. These amounts represent average daily volumes of $4.8 million in 2001 and $6.3 million during the twelve days of operations in 2000. As noted previously, the 2000 opening was timed to take advantage of a busy holiday season and the gross wagering for that period reflects tremendous volumes associated with the Shreveport Casino's grand opening activities. Total gross wagering during the comparable twelve day period of 2001 was $69.8 million ($5.8 million per day), a decrease from the 2000 opening period of 8.1%.

     Revenues

     Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage". Casino revenues at the Shreveport Casino totaled $144.3 million and $7.2 million, respectively, during 2001 and during the period from opening through December 31, 2000. Revenues during the comparable twelve day period of 2001 were $5.6 million, a decrease of 22.8%. This decline reflects the 8.1% reduction in gross wagering combined with lower hold percentages during the 2001 period. During 2001, slot machine and table game revenues accounted for 73.2% and 26.8%, respectively, of total casino revenues. During the 2000 period, slot machine and table game revenues accounted for 81.3% and 18.7%, respectively, of total casino revenues.

     Room revenues amounted to $9.8 million during 2001 with a hotel occupancy rate of 86.6% and an average daily room rate of $80. Room revenues amounted to $302,000 during 2000 with a hotel occupancy rate of 71.4% and an average daily rate of $108. Room rates have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been offset by the improvement in hotel occupancy.

     Food and beverage revenues amounted to $25.5 million and $1.3 million, respectively, in 2001 and 2000. Other revenues amounted to $3.4 million and $74,000, respectively, in 2001 and 2000. Food and beverage and other revenues have increased as a percentage of net revenues during 2001 as such ancillary services are being more widely used than during the grand opening period.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty programs. Goods and services provided to patrons without charge increased slightly as a percentage of the associated room, food and beverage and other revenues to 67.2% during 2001 from 65.7% during the 2000 operating period. These percentages are consistent with the historical experience of other HCC-owned gaming operations. The cost of other cash incentive and customer loyalty programs as a percentage of casino revenues has increased significantly during 2001 as such programs have expanded and developed.

     Departmental Expenses

     The Shreveport Casino was designed to be a major destination resort. Accordingly, its cost structure is based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first half of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Over the second six months of 2001, management made significant progress in achieving the principal elements of its new business plan. Specifically, departmental expenditures have been significantly reduced while maintaining the Shreveport Casino's level of service. Management has reduced the property's average monthly operating costs in the second half of 2001 by approximately $3.5 million per month, or 25%, as compared to the first half of the year. As cost savings initiatives implemented by management are continued and the volume of business grows, management anticipates cost ratios and departmental profit should continue to improve.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001, with additional 1% increases scheduled for April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax increase been in effect during 2001, the Shreveport Casino's operating expenses would have increased by approximately $3.3 million.

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

     General and Administrative

     General and administrative expenses increased by 90.3% during 2001 and by less than 1% during 2000, in each case compared to the prior year period. Excluding management fees incurred of $939,000 in 1999, general and administrative expenses increased by $1.1 million (5.9%) in 2000 compared to 1999. Such expenses at the Aurora Casino decreased slightly during 2001 following an increase of 5.8% during 2000 compared to the prior year periods. The 2000 increase was primarily a result of additional overhead costs being charged to the Aurora Casino which, prior to October 1999, were charged to its management company. The Tunica Casino experienced increases in general and administrative expenses of 7.6% and 9.1%, respectively, during 2001 and 2000 compared to the prior year periods, exclusive of management fees during 1999, due primarily to increases in personnel costs, professional fees, utilities and insurance costs. The Shreveport Casino incurred general and administrative expenses, exclusive of management fees payable to an HCC subsidiary, amounting to $17.3 million and $165,000, respectively, during 2001 and the 2000 period subsequent to opening. Such expenses were included in preopening costs prior to December 20, 2000. The remaining increases in corporate general and administrative expenses of 9.8% and 2.6%, respectively, in 2001 and 2000 compared to the prior year periods result from increases in corporate overhead costs consisting primarily of legal fees, franchise taxes and personnel costs.

     Depreciation and Amortization

     Depreciation and amortization expense increased $36.8 million and decreased $516,000, respectively, during 2001 and 2000 compared to the prior year periods. Substantially all of the 2001 increase results from (1) the Shreveport Casino's fixed assets being placed in service in December 2000 resulting in depreciation expense of $15.9 million and $506,000 during 2001 and 2000, respectively and (2) additional depreciation expense recorded by the Aurora Casino of $21.5 million in 2001 due to its expansion project and the resulting accelerated depreciation of its assets being replaced (see "Liquidity and Capital Resources - Capital Expenditures and Investing Activities - Aurora Casino" below). The 2000 decrease in depreciation and amortization is primarily due to certain operating equipment at the Tunica Casino becoming fully depreciated during the latter part of 1999.

     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized. Such costs decreased by 43% during 2001 compared to the prior year period due to fewer potential jurisdictions contemplating the legalization of gaming. Such costs increased by 11.8% during 2000 compared to the prior year period due to additional costs incurred with respect to potential gaming opportunities in Mexico and in states contemplating the legalization of gaming.

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

     Executive Compensation Accrual

     The executive compensation charge of $2.9 million represents the contractual salary and consulting payments remaining to three former executives of the Company under the terms of their employment agreements. In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that one of the former executive officers breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under the former executive's employment agreement with the Company. As of December 31, 2001, the total of such salary, consulting and pension obligation to the former executive amounted to approximately $4 million.

     Recoveries on Affiliate Obligations

     During December 2001, HCC and Greate Bay reached an agreement to restructure obligations existing between the two companies. Greate Bay is insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay's other remaining cash to be distributed to an unrestricted subsidiary of HCC. Greate Bay paid $2 million in December 2001 to the unrestricted subsidiary and agreed to offset $2.4 million owed by HCC against a like amount owed to HCC. The sale of Greate Bay's primary asset was approved by the bankruptcy court on March 6, 2002 and was completed on March 19, 2002. Management currently anticipates that the plan of reorganization will be confirmed in May 2002. As a result of the agreement, HCC has adjusted the carrying value of the notes and interest due from Greate Bay at December 31, 2001 to $12.9 million (net of reserves of $46.5 million), management's estimate of the net proceeds yet to be received, subject to confirmation by the bankruptcy court. As a result of this adjustment to carrying value, together with the proceeds received in December 2001 and the offset of obligations, HCC recognized a recovery on its affiliate obligations amounting to $10.8 million during the year ended December 31, 2001. A significant portion of these obligations had previously been reserved (see "Write Down of Assets" below).

     Termination of Management and Consulting Agreements

     In October 1999, HCC terminated its outstanding management agreement for the Aurora Casino and its consulting agreement for the Tunica Casino by acquiring a wholly owned subsidiary of Greate Bay. As part of its strategic plan, HCC sought to terminate these agreements in order to eliminate fees paid to Greate Bay, enhance future operating performance and simplify its organizational structure. The acquisition of the agreements required that HCC satisfy certain obligations of the Greate Bay subsidiary amounting to $40.3 million. As no asset value was attributed to the management and consulting agreements for financial reporting purposes when acquired and terminated, the $40.3 million payment, together with net expenses from the acquisition amounting to $60,000, were charged to expense in 1999. Expenses incurred under the management and consulting agreements amounted to $6.7 million during 1999 (prior to the October termination date).

     Write Down of Assets

     The $12.3 million write down of assets during 1999 served to fully reserve the remaining estimated net realizable balance of certain notes issued by Greate Bay. The termination of the Aurora Casino management contract and the Tunica Casino consulting agreement ended what had been a significant source of funds to Greate Bay. In addition, ACSC, which was Greate Bay's only remaining operating subsidiary, experienced a loss from operations in 1999, further reducing its cash flows available for repayment. For the same reasons, HCC wrote down the interest receivable balance associated with certain demand notes from Greate Bay by nearly $1 million during 1999. The estimated recovery on these affiliate obligations changed during 2001 as a result of agreements reached between HCC and Greate Bay (see "Recoveries on Affiliate Obligations" above).

Non-operating Income (Expenses)
-------------------------------

     Interest Income

     Interest income decreased 57.1% during 2001 compared to the prior year period as unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities") were spent in connection with the construction of the Shreveport Casino. Interest income increased 44.2% during 2000 compared to the prior year period reflecting interest earned on the unexpended cash proceeds from the same debt issues.

     Interest Expense

     Interest expense increased by 22.8% and 17.3%, respectively, during 2001 and 2000 compared to the prior year periods due primarily to significant reductions in the amount of construction period interest being capitalized and to increases in HCC's long-term indebtedness. Interest capitalized with respect to the Aurora Casino expansion project amounted to $1.2 million during 2001 compared to interest capitalized on the construction of the Shreveport Casino amounting to $11.8 million during 2000 and $1.1 million during 1999. During 2000, the Shreveport Casino entered into a $30 million lease financing arrangement. In June 2001, the $27.5 million outstanding principal amount of the lease financing was retired with a portion of the proceeds from the issue of $39 million of Shreveport Senior Secured Notes, which also provided the Shreveport Casino with additional working capital. The increase in overall borrowings, coupled with a higher interest rate (an effective rate of 12.21% on the Shreveport Senior Secured Notes versus a floating rate on the lease financing of 8.9% at the time of their retirement), also contributed to additional interest expense during 2001. The 2001 increase in interest expense was partially offset by a third quarter adjustment in the amount of $953,000 to the accrual of interest on federal income taxes payable.

     (Loss) Gain on Disposal of Assets

     The loss of $105,000 on disposal of assets in 2001 results primarily from sales of gaming equipment and memorabilia. The gain of $190,000 recognized during 2000 results from the sale of a parcel of land acquired in Texas as a potential gaming development site. During 1999, the Aurora Casino wrote off costs associated with its planned construction of a new, larger boat to replace its smaller boat. The advent of dockside gaming in June 1999 resulted in new plans to construct a dockside casino facility (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities").

     Income Taxes

     Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $6 million as of December 31, 2001.

     The Company recognized a benefit for income taxes during 2001 resulting from (1) an adjustment in the amount of $1.7 million to the estimated federal taxes payable with respect to an examination by the Internal Revenue Service and
(2) an adjustment to the effective state tax rate utilized by the Aurora Casino, which prepares its Illinois tax return on a unitary basis.

     On March 9, 2002, new tax legislation was enacted which extends the carryback period for NOL's from two to five years for NOL's originating in tax years ending in either 2001 or 2002. As a result of this change, the Company anticipates that it will be able to utilize NOL's originating in 2001 to request a refund of taxes previously paid in the amount of approximately $3 million. Under generally accepted accounting principals, the impact on the financial statements resulting from this change will be reported in the first quarter of 2002, the period in which the new legislation was enacted.

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

     Minority Interest in Hollywood Casino Shreveport

     In accordance with the terms of its joint venture agreement, HCC's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues", as defined, earned by the Shreveport Casino. The allocation of this interest is reflected as minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $1.4 million and $78,000 during 2001 and 2000, respectively.

     Minority Interest in Earnings of Limited Partnership

     The minority interest in the earnings of the limited partnership which held the management contract for the Aurora Casino amounted to $5.8 million during 1999. This minority interest ended with the acquisition and termination of the management contract on October 13, 1999.

     Extraordinary Item

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

     The floating rate loan was entered into for non-trading purposes as sources of funding for the Company and management believes that this financing has no other material market risks other than interest rate risk. Such interest rate risk is beyond management's control; however, the obligation could be prepaid should increases in the underlying interest rate result in an excessive financing cost; however, prepayment of the floating rate notes would require a premium in the amount of 3% as of May 1, 2001, decreasing by 1% each subsequent May 1.

     Both the Shreveport First Mortgage Notes issued to finance construction of the Shreveport Casino and the Shreveport Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest. Contingent interest under the indentures to the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes is equal to 5% and 1.3%, respectively, of consolidated cash flow for the applicable period subject to maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the Shreveport First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Shreveport Senior Secured Notes for a fiscal year could be $6.4 million, resulting in an effective annual interest rate of 15.5%. These maximums would assume an annual consolidated cash flow for the Shreveport Casino of at least $100 million. The contingent component of interest under the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by cash flows and can only be paid if certain coverage ratios are met, liquidity and capital resources of the Shreveport Partnership will not be compromised by the payment, if any, of contingent interest.

     Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC's debt securities of approximately $22.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     During 2001, HCC generated cash flow from operations of $20.1 million. The operations of the Aurora Casino and Tunica Casino continue to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $57.5 million of cash flow from operations during 2001 while the Tunica Casino provided $8.1 million of cash from operations. The Shreveport Casino experienced negative cash flow from operations of $28.2 million during 2001. Management believes that the Shreveport Casino will, in time, become a positive source of operating cash flow. HCC's other primary source of funds consists of interest income earned on temporary investments ($2.9 million). In addition to operating expenses at its three casino facilities, uses of operating cash by HCC during 2001 included corporate overhead costs ($10.7 million) and costs to pursue development opportunities ($603,000).

     Financing Activities

     Senior Secured Notes -

     During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective November 1, 2001, the interest is 8.45%. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company is also using proceeds from the debt offering to finance construction of its new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). Interest on the Senior Secured Notes is payable semiannually each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The current amount of the lien described in (2) above is approximately $81 million.

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

     Shreveport Debt Obligations -

     On August 10, 1999 the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due 2006 (the "Shreveport First Mortgage Notes"), which are guaranteed by HCL, but are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date after the Shreveport Casino begins operations. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to a maximum of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $309,000 during 2001, payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Total accrued contingent interest with respect to the Shreveport First Mortgage Notes amounted to $386,000 at December 31, 2001. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see below) and up to $6 million in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     In June 2001, the Shreveport Partnership issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued with a premium to yield interest at an effective annual rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at an annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $78,000 during 2001, payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligations with the remainder available for working capital purposes.

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

     The indentures of the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes contain various provisions limiting the ability of the Shreveport Partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture to the Shreveport First Mortgage Notes also limit the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the Shreveport Partnership.

     Ground Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1.1 million per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $4.4 million during the year ended December 31, 2001 in connection with the ground lease.

     The Shreveport Partnership entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals available to the Shreveport Partnership for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $2 million during 2001, including percentage rentals amounting to $1.4 million. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5.6 million during 2001.

     Other -

     During December 2001, HCC and Greate Bay reached an agreement to restructure obligations existing between the two companies. Obligations owed by Greate Bay to HCC consisted of (1) demand notes from Greate Bay with a carrying value of $5.7 million and interest thereon with a carrying value of $781,000 and
(2) deferred interest notes (the "PPI Funding Notes") issued by a subsidiary of Greate Bay which had a final maturity value of $47.6 million and which were fully reserved by HCC. The notes and interest were carried at management's estimate of the value of the underlying collateral of the obligations. Because the loans were considered to be impaired and management believed that the recorded amount of the obligations reflected its best estimate of ultimate recovery, no interest income was recognized on a cash-basis method with respect to either of the obligations from Greate Bay. HCC owed remaining principal of $1.9 million and interest of $498,000 to a subsidiary of Greate Bay with respect to HCC's acquisition in 1997 of the general partnership interest in the entity which held the management contract for the Aurora Casino. Payments under the obligation to the Greate Bay subsidiary had been suspended since March 1, 2000 while negotiations to restructure the intercompany obligations continued.

     Greate Bay is insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay's other remaining cash to be distributed to an unrestricted subsidiary of HCC. Greate Bay paid $2 million in December 2001 to the unrestricted subsidiary and agreed to offset the $2.4 million owed by HCC (see (2) above) against a like amount owed to HCC. The sale of Greate Bay's primary asset was approved by the bankruptcy court on March 6, 2002 and completed on March 19, 2002. Management currently anticipates that the plan of reorganization will be confirmed in May 2002. As a result of the agreement, HCC has adjusted the carrying value of the notes and interest due from Greate Bay at December 31, 2001 to $12.9 million (net of reserves of $46.5 million), management's estimate of the net proceeds yet to be received, subject to confirmation by the bankruptcy court.

     In June 2001 HCT entered into a bank credit facility in the amount of $3 million available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum, on either a fixed or floating rate basis. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.5% per annum in August 2001.

     It was originally anticipated that the Shreveport Partnership would develop the Shreveport Casino with each of HCL and Sodak Louisiana, L.L.C. ("Sodak"), a former partner, having a 50% interest in the development and subsequent operations. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2.5 million Sodak had contributed to the Shreveport Partnership, with $1,000 to be paid at closing and the remainder paid by HCL in June 2001. The revised structure of the joint venture received approval by the LGCB on April 20, 1999. As a result, effective as of April 23, 1999, HCL has an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a 10% residual interest in the event the project is sold.

     When HCL acquired its interest in the Shreveport Partnership, it agreed to contingently reimburse $2 million to one of the Shreveport Partnership's former partners. The reimbursement was payable in monthly installments of $200,000 without interest, commencing with the opening of the Shreveport Casino and was repaid in October 2001.

     HCC Consolidated Commitments -

     After giving effect to the early repayment of HCA's bank loan, HCC's remaining maturities of long-term debt are $990,000 during 2002, decreasing to $380,000 in 2003 and $244,000 in 2004. During 2006, the floating rate Senior Secured Notes, Shreveport First Mortgage Notes and Shreveport Senior Secured Notes become due aggregating $239 million. In 2007, the $310 million 11.25% Senior Secured Notes become due.

     Commitments under noncancellable operating leases, exclusive of the ground leases in Shreveport and Tunica previously discussed, decrease steadily from $1.4 million in 2002 to $274,000 in 2006 and amount to approximately $5.3 million in the aggregate.

     Capital Expenditures and Other Investing Activities

     Aurora Casino -

     Capital expenditures at the Aurora Casino during 2001 (exclusive of barge costs - see below) were $2 million; management anticipates spending $4 million during 2002 toward its ongoing capital improvements program. Significant projects planned for 2002 include new slot machines, renovations to restaurants and other departmental expenditures.

     Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. Management believes the new dockside facility, which will have 53,000 square feet of gaming space on a single level, will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The estimated total project cost is approximately $78.2 million. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. Up to $40 million of the estimated project costs for the Aurora Casino expansion are being provided from HCC's debt offering completed in May 1999 with the remainder to come from cash on hand and cash available from operations. Costs incurred during 2001 with respect to the expansion project have totaled approximately $44.6 million.

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

     The Company is building the new dockside casino in two halves, which will be connected to form a single dockside casino. This strategy was developed in order to minimize disruption of the Aurora Casino's operations during the construction period and allow for at least a partial opening at a much earlier date. The Aurora Casino prospectively adjusted the remaining useful lives of its riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $10.7 million at December 31, 2001) to their estimated net realizable value at the time they are removed from service. Consequently, depreciation expense during 2001 increased by $21.5 million; such additional depreciation is expected to amount to $10.7 million during 2002.

     Tunica Casino -

     Capital expenditures at the Tunica Casino during 2001 amounted to $4 million; management also anticipates spending $4 million during 2002 for its on-going capital improvements program. During 2001, expenditures consisted primarily of updating slot machines, replacing the casino carpeting and other departmental expenditures. The Company is also planning a substantial capital expenditure project at the Tunica property including the conversion of 22 hotel rooms into 11 new suites and the renovation of all other hotel rooms. As currently planned, the renovation will cost an estimated $8 million and is expected to begin in 2002 with a scheduled completion in early 2003.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course, which opened in November 1998, have totalled approximately $2.3 million.

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

     Capital expenditures at the Shreveport Casino during 2001 amounted to $5 million, primarily for the completion of certain hotel suites and a health spa facility. Management anticipates expenditures of approximately $1.5 million in 2002 with respect to the Shreveport Casino's program of ongoing capital improvements.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.7 million to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U. S. District Court in Louisiana. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to the results of the litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

     The Shreveport Partnership entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by the Shreveport Partnership to the limited liability corporation formed to develop and operate the golf course through 2001 amounted to $313,000 (including $265,000 during 2001). Given the difficult market conditions, the partners in the golf course are currently reviewing the economic feasibility of proceeding with the golf course at this time. In addition, the partners are awaiting certain material permits and approvals required to initiate construction of the golf course. If the partners do proceed, the Shreveport Partnership will be required to make approximately $2.3 million in additional capital contributions to complete construction.

     The Shreveport Partnership has agreed to reimburse approximately $600,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest. These relatives also hold directly or indirectly an interest in certain sublessees of the lessee that will be operating tenants in the space. These relatives, as well as certain other associates of the principal stockholder, also hold directly or indirectly interests in certain sublessees of the lessee that will be operating tenants in the space.

     Development -

     HCC continues to pursue several additional potential gaming opportunities. HCC intends to finance any future ventures with cash flow from operations, together with third party financing, including non-recourse project financing.

     Conclusion

     The Company has the ability under its existing loan agreements to make approximately $3 million in additional capital contributions to the Shreveport Partnership. To the extent the Company desires to make additional contributions to the Shreveport Partnership in excess of the $3 million amount, the Company would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. Management also anticipates receiving between $11 million and $13 million in payments on the Company's outstanding receivables from Greate Bay which would provide the Company with additional flexibility to make future capital contributions to the Shreveport Partnership. The Company recently entered into definitive agreements with Greate Bay to realize value on the significant indebtedness Greate Bay owes the Company. Other than trade payables, the Company is Greate Bay's sole creditor. As part of a pre-packaged bankruptcy reorganization of Greate Bay, Greate Bay sold its primary asset and the net proceeds from the sale, as well as Greate Bay's other cash, are to be distributed to an unrestricted subsidiary of HCC. Proceeds received by the HCC subsidiary from Greate Bay will not be restricted by the terms of the Company's loan agreements and, therefore, would be available for any corporate purpose, including making additional capital contributions to the Shreveport Partnership. Greate Bay filed its petition for reorganization and plan with the United States Bankruptcy Court for the District of Delaware on December 28, 2001 and the sale of Greate Bay's primary asset was approved on March 6, 2002. The sale of the asset was completed on March 19, 2002. Management currently anticipates that the restructuring will be confirmed in May 2002.

     Management anticipates that HCC's funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino and the Tunica Casino. Management believes that the Shreveport Casino's existing cash together with cash from its operations and additional capital contributions from HCC as described above, will be sufficient to meets its liquidity and capital resource needs for the next 24 months. Under the indenture to the Senior Secured Notes, the Shreveport Partnership will also be able to borrow, if needed, up to an additional $6 million to finance the purchase of furniture, fixtures and equipment.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----
Hollywood Casino Corporation and Subsidiaries:

   Independent Auditors' Report....................................................    47

   Consolidated Balance Sheets as of December 31, 2001
     and 2000......................................................................    48

   Consolidated Statements of Operations for the Years
     Ended December 31, 2001, 2000 and 1999........................................    50

   Consolidated Statement of Changes in Shareholders'
     Deficit for the Three Years Ended December 31, 2001...........................    51

   Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2001, 2000 and 1999........................................    52

   Notes to Consolidated Financial Statements......................................    53

Hollywood Casino-Aurora, Inc.

   Independent Auditors' Report....................................................    84

   Balance Sheets as of December 31, 2001 and 2000.................................    85

   Statements of Operations for the Years Ended
     December 31, 2001, 2000 and 1999..............................................    87

   Statement of Changes in Shareholder's Equity for the Three Years
     Ended December 31, 2001.......................................................    88

   Statements of Cash Flows for the Years Ended December 31, 2001, 2000
     and 1999......................................................................    89

   Notes to Financial Statements...................................................    90

HWCC-Tunica, Inc.

   Independent Auditors' Report....................................................   103

   Consolidated Balance Sheets as of December 31, 2001 and 2000....................   104

   Consolidated Statements of Operations for the Years
     Ended December 31, 2001, 2000 and 1999........................................   106

   Consolidated Statement of Changes in Shareholder's Equity for the Three Years
     Ended December 31, 2001.......................................................   107

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999 .............................................   108

   Notes to Consolidated Financial Statements......................................   109

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Hollywood Casino Corporation:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Hollywood Casino Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                      -----------------------------
                                                          2001            2000
                                                      -------------   -------------
Current Assets:
   Cash and cash equivalents                          $ 131,849,000   $ 155,570,000
   Receivables, net of allowances of $3,571,000
      $2,668,000, respectively                            5,232,000       5,552,000
   Inventories                                            3,305,000       3,603,000
   Deferred income taxes                                  2,233,000       3,054,000
   Refundable deposits and other
      current assets                                      3,525,000       4,153,000
   Due from affiliates, net of valuation allowances      12,962,000       6,661,000
                                                      -------------   -------------

      Total current assets                              159,106,000     178,593,000
                                                      -------------   -------------

Property and Equipment:
   Land and improvements                                  9,640,000       9,594,000
   Buildings and improvements                           224,897,000     222,637,000
   Riverboats and barges                                 89,836,000      89,421,000
   Operating equipment                                  142,224,000     134,362,000
   Construction in progress                              47,904,000       4,849,000
                                                      -------------   -------------

                                                        514,501,000     460,863,000
   Less - accumulated depreciation
      and amortization                                 (153,769,000)   (105,406,000)
                                                      -------------   -------------

      Net property and equipment                        360,732,000     355,457,000
                                                      -------------   -------------

Cash restricted for construction projects                        --       9,530,000
                                                      -------------   -------------

Other Assets:
   Deferred financing costs                              13,535,000      14,875,000
   Land rights                                            6,639,000       6,843,000
   Other assets                                          13,385,000      12,602,000
                                                      -------------   -------------

      Total other assets                                 33,559,000      34,320,000
                                                      -------------   -------------

                                                      $ 553,397,000   $ 577,900,000
                                                      =============   =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                                    December 31,
                                                                            -----------------------------
                                                                                2001            2000
                                                                            -------------   -------------
Current Liabilities:
   Current maturities of long-term debt
      and capital lease obligations                                         $   2,056,000   $  16,493,000
   Note payable                                                                        --       2,499,000
   Accounts payable                                                            19,520,000      22,177,000
   Accrued liabilities -
      Salaries and wages                                                        9,913,000       9,657,000
      Interest                                                                 17,570,000      18,067,000
      Gaming and other taxes                                                    3,587,000       3,229,000
      Insurance                                                                 4,588,000       2,816,000
      Other                                                                     8,409,000       5,398,000
   Federal income taxes payable                                                   157,000       3,299,000
   Other current liabilities                                                    4,414,000       3,560,000
                                                                            -------------   -------------

      Total current liabilities                                                70,214,000      87,195,000
                                                                            -------------   -------------

Long-Term Debt                                                                550,950,000     510,868,000
                                                                            -------------   -------------

Capital Lease Obligations                                                      16,554,000      37,861,000
                                                                            -------------   -------------

Other Noncurrent Liabilities                                                    7,380,000       5,658,000
                                                                            -------------   -------------

Commitments and Contingencies

Minority Interest (Note 7)                                                      2,111,000       2,078,000
                                                                            -------------   -------------

Shareholders' Deficit:
   Common Stock -
      Class A common stock, $.0001 par value per share; 50,000,000 shares authorized; 25,334,000 and 24,997,000
         shares issued and outstanding, respectively, net of
         44,000 treasury shares at par in 2001                                      3,000           2,000
      Class B, non-voting, $.0001 par value per share;
         10,000,000 shares authorized; no shares issued                                --              --
   Additional paid-in capital                                                 217,727,000     217,030,000
   Accumulated deficit                                                       (311,542,000)   (282,792,000)
                                                                            -------------   -------------

      Total shareholders' deficit                                             (93,812,000)    (65,760,000)
                                                                            -------------   -------------

                                                                            $ 553,397,000   $ 577,900,000
                                                                            =============   =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                -------------------------------------------
                                                                    2001            2000           1999
                                                                -------------   ------------   ------------
Revenues:
   Casino                                                       $ 483,357,000   $333,427,000   $292,920,000
   Rooms                                                           22,309,000     10,992,000     10,457,000
   Food and beverage                                               56,852,000     33,773,000     29,834,000
   Other                                                            8,385,000      4,892,000      4,814,000
                                                                -------------   ------------   ------------
                                                                  570,903,000    383,084,000    338,025,000
   Less - promotional allowances                                 (112,847,000)   (71,629,000)   (60,893,000)
                                                                -------------   ------------   ------------
      Net revenues                                                458,056,000    311,455,000    277,132,000
                                                                -------------   ------------   ------------
Expenses:
   Casino                                                         315,966,000    202,321,000    179,783,000
   Rooms                                                            2,999,000      1,190,000      1,161,000
   Food and beverage                                               17,441,000      9,331,000      8,533,000
   Other                                                            5,139,000      2,013,000      2,251,000
   General and administrative                                      38,753,000     20,368,000     20,174,000
   Depreciation and amortization                                   50,495,000     13,647,000     14,163,000
   Development                                                        603,000      1,058,000        946,000
   Preopening                                                              --     14,794,000        841,000
   Executive compensation accrual                                   2,848,000             --             --
   Recoveries on affiliate obligations                            (10,828,000)            --             --
   Termination of management and consulting agreements                     --             --     40,389,000
   Write down of assets                                                    --             --     13,322,000
                                                                -------------   ------------   ------------
         Total expenses                                           423,416,000    264,722,000    281,563,000
                                                                -------------   ------------   ------------

Income (loss) from operations                                      34,640,000     46,733,000     (4,431,000)
                                                                -------------   ------------   ------------
Non-operating income (expenses):
   Interest income                                                  4,873,000     11,349,000      7,868,000
   Interest expense, net of capitalized interest of
      $1,203,000, $11,814,000, and $1,052,000, respectively       (67,781,000)   (55,191,000)   (47,050,000)
   Gain on settlement of litigation, net                                   --      7,220,000             --
   Equity in losses of unconsolidated affiliate                      (183,000)       (55,000)      (141,000)
   (Loss) gain on disposal of assets                                 (105,000)       190,000       (567,000)
                                                                -------------   ------------   ------------
      Total non-operating expenses, net                           (63,196,000)   (36,487,000)   (39,890,000)
                                                                -------------   ------------   ------------

(Loss) income before income taxes, extraordinary
   and other items                                                (28,556,000)    10,246,000    (44,321,000)
Income tax benefit (provision)                                      2,087,000     (1,873,000)    (1,196,000)
                                                                -------------   ------------   ------------

(Loss) income before extraordinary and other items                (26,469,000)     8,373,000    (45,517,000)
Minority interest in Hollywood Casino Shreveport (Note 7)          (1,438,000)       (78,000)            --
Minority interest in earnings of Limited Partnership (Note 1)              --             --     (5,801,000)
                                                                -------------   ------------   ------------

(Loss) income before extraordinary item                           (27,907,000)     8,295,000    (51,318,000)
Extraordinary item:
   Loss on early extinguishment of debt                              (843,000)            --    (30,353,000)
                                                                -------------   ------------   ------------

Net (loss) income                                               $ (28,750,000)  $  8,295,000   $(81,671,000)
                                                                =============   ============   ============

Basic net (loss) income per common share:
   (Loss) income before extraordinary item                      $       (1.12)  $        .33   $      (2.05)
   Extraordinary item                                                    (.03)            --          (1.22)
                                                                -------------   ------------   ------------

   Net (loss) income                                            $       (1.15)  $        .33   $      (3.27)
                                                                =============   ============   ============

Diluted net (loss) income per common share:
   (Loss) income before extraordinary item                      $       (1.12)  $        .31   $      (2.05)
   Extraordinary item                                                    (.03)            --          (1.22)
                                                                -------------   ------------   ------------
   Net (loss) income                                            $       (1.15)  $        .31   $      (3.27)
                                                                =============   ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                   For the Three Years Ended December 31, 2001

                                            Class A
                                          Common Stock       Additional
                                      -------------------      Paid-in      Accumulated
                                        Shares     Amount      Capital        Deficit
                                      ----------   ------   ------------   -------------
BALANCES, January 1, 1999             24,950,000   $2,000   $216,926,000   $(209,416,000)
   Grant of stock options to non-
    employee directors                        --       --          2,000              --
   Net loss                                   --       --             --     (81,671,000)
                                      ----------   ------   ------------   -------------

BALANCES, December 31, 1999           24,950,000    2,000    216,928,000    (291,087,000)

   Grant of stock options to non-
    employee directors                        --       --         15,000              --
   Exercise of stock options              47,000       --         87,000              --
   Net income                                 --       --             --       8,295,000
                                      ----------   ------   ------------   -------------

BALANCES, December 31, 2000           24,997,000    2,000    217,030,000    (282,792,000)
Exercise of stock options                381,000    1,000      1,166,000              --
   Treasury shares acquired through
    exercise of stock options            (44,000)      --       (469,000)             --
   Net loss                                   --       --             --     (28,750,000)
                                      ----------   ------   ------------   -------------

BALANCES, December 31, 2001           25,334,000   $3,000   $217,727,000   $(311,542,000)
                                      ==========   ======   ============   =============

           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                             --------------------------------------------
                                                                 2001           2000            1999
                                                             ------------   -------------   -------------
OPERATING ACTIVITIES:
   Net (loss) income                                         $(28,750,000)  $   8,295,000   $ (81,671,000)
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization, including accretion
       of debt discount and amortization of premium            53,283,000      16,166,000      16,135,000
     Extraordinary item                                           843,000              --      30,353,000
     Recoveries on affiliate obligations                      (10,828,000)             --              --
     Write down of assets                                              --              --      13,322,000
     Loss on disposal of assets                                   105,000        (190,000)        567,000
     Minority interest in Hollywood Casino Shreveport           1,438,000          78,000              --
     Minority interest in earnings of Limited Partnership              --              --       5,801,000
     Grant of stock options                                            --          15,000           2,000
     Equity in losses of unconsolidated affiliate                 183,000          55,000         141,000
     Provision for doubtful accounts                            2,718,000       1,461,000         804,000
     Deferred income tax benefit                                 (480,000)       (286,000)     (3,403,000)
     Increase in receivables                                   (2,398,000)     (3,003,000)     (1,103,000)
     Increase in accounts payable and accrued expenses          2,741,000      13,503,000      23,871,000
     (Decrease) increase in federal taxes payable              (3,142,000)         65,000       3,234,000
     Net change in other current assets and liabilities         1,700,000      (1,250,000)     (4,280,000)
     Net change in other noncurrent assets and liabilities      2,660,000      (1,714,000)       (342,000)
                                                             ------------   -------------   -------------

       Net cash provided by operating activities               20,073,000      33,195,000       3,431,000
                                                             ------------   -------------   -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                        (55,710,000)   (128,842,000)    (49,758,000)
   Collections on notes receivable                              2,000,000         900,000              --
   Proceeds from sale of assets                                    77,000       2,492,000       3,959,000
   Increase in cash from acquisition                                   --              --       1,525,000
   Loan to joint venture partner                                       --              --      (1,000,000)
   Short-term investments                                              --              --       3,905,000
   Investments in unconsolidated affiliates                      (425,000)        (48,000)        (45,000)
   Net change in cash restricted for construction projects      9,530,000     137,780,000    (147,310,000)
                                                             ------------   -------------   -------------

       Net cash (used in) provided by investing activities    (44,528,000)     12,282,000    (188,724,000)
                                                             ------------   -------------   -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                    41,251,000         139,000     493,474,000
   Deferred financing costs                                    (2,296,000)     (1,955,000)    (17,134,000)
   Payments to Sodak Gaming                                    (2,499,000)             --              --
   Repayments of long-term debt                                (3,916,000)     (2,542,000)   (210,006,000)
   Payments on capital lease obligations                      (31,099,000)       (987,000)       (893,000)
   Issuance of common stock                                       698,000          87,000              --
   Investment by joint venture partner                                 --              --       1,000,000
   Limited partnership distributions                           (1,405,000)             --      (7,915,000)
                                                             ------------   -------------   -------------

       Net cash provided by (used in) financing activities        734,000      (5,258,000)    258,526,000
                                                             ------------   -------------   -------------

       Net (decrease) increase in cash and cash equivalents   (23,721,000)     40,219,000      73,233,000
         Cash and cash equivalents at beginning of year       155,570,000     115,351,000      42,118,000
                                                             ------------   -------------   -------------

       Cash and cash equivalents at end of year              $131,849,000   $ 155,570,000   $ 115,351,000
                                                             ============   =============   =============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Business

     Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 53% of the issued and outstanding stock of HCC is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt, III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 35% of the outstanding common stock of Greate Bay Casino Corporation ("Greate Bay"), a Delaware corporation, which previously held management and consulting contracts with casino properties owned by HCC.

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC-Louisiana, Inc. ("HCL") and HWCC-Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation organized during 1990 which owns and until February 2002 operated an approximately 32,000 square foot riverboat gaming operation together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"). In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The estimated total project cost is approximately $78,200,000. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. The combined dockside facility will have 53,000 square feet of gaming space on a single level. HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 505-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino"). HCL is a Louisiana corporation formed by HCC in 1993 which owns and operates a 59,000 square foot dockside gaming facility, adjacent support facilities, and a 403-room, all suite, art deco style hotel in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino. The Aurora Casino, the Tunica Casino and the Shreveport Casino commenced operations in June 1993, August 1994 and December 2000, respectively.

     The Company believes that its three gaming facilities derive a significant amount of their gaming revenues from patrons living in the surrounding areas. Competition within the Company's gaming markets is intense and management believes that this competition will continue or intensify in the future.

     Prior to October 14, 1999, HCC was the general partner in Pratt Management L.P. ("PML"), having acquired such interest in April 1997 from PPI Corporation, a wholly owned subsidiary of Greate Bay. PML held the management contract on and earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As general partner, HCC received 99% of the first $84,000 of net income earned by PML each month together with 1% of any income earned above such amount. The remaining limited partnership interest was held by Pratt Casino Corporation ("PCC") which, until its acquisition by HCC in October 1999, was a wholly owned subsidiary of Greate Bay. While owned by Greate Bay, PCC's limited partnership interest was reflected on the accompanying consolidated financial statements as a minority interest. PCC also had a consulting contract with the Tunica Casino (see Note 7).

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     HCC acquired all of the capital stock of PCC from Greate Bay in October 1999. When acquired by HCC, PCC's assets consisted of its management contract for the Aurora Casino and its consulting agreement with the Tunica Casino and its liabilities consisted of a $40.3 million obligation payable in satisfaction of certain notes issued by a subsidiary of PCC and guaranteed by PCC. The payment of the $40.3 million obligation by HCC in October 1999 resulted in the termination of the management contract and consulting agreement and was reflected as a charge to expense by the affected entities.

     In September 1998, a joint venture in which HCL was a partner (the "Shreveport Partnership") received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. As a result, HCL obtained an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest in the event the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. Accordingly, the Shreveport Partnership is included in the consolidated financial statements of HCC. The remaining joint venture partner's interest is reflected as minority interest on the accompanying consolidated balance sheets at December 31, 2001 and 2000 (see
Note 7 with respect to other transactions with the joint venture partner).

     The accompanying consolidated financial statements also reflect HCT's one-third investment in Tunica Golf Course LLC and the Shreveport Casino's 50% interest in Shreveport Golf Company under the equity method of accounting. Tunica Golf Course LLC was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course was completed and opened for play in November 1998. Shreveport Golf Company was organized in 2000 to develop and operate a golf course to be used by patrons of the Shreveport Casino. The investments are included in other noncurrent assets on the accompanying consolidated balance sheets at December 31, 2001 and 2000.

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

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

     Promotional allowances consist of (1) the estimated value of rooms, food and beverage and other items provided to customers without charge and (2) the "cash back" feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying consolidated statements of operations and a corresponding amount has been deducted as promotional allowances. During 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs also be reported as a reduction to revenues rather than as an operating expense. Accordingly, all such costs for the current and prior year periods have been reported on the accompanying consolidated statements of operations as promotional allowances instead of casino expenses as previously reported. This change results only in a reclassification within the consolidated statements of operations and does not affect consolidated income from operations or consolidated net (loss) income. Promotional allowances for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                2001          2000          1999
                            ------------   -----------   -----------
Complimentaries:
   Room                     $ 15,578,000   $ 7,646,000   $ 7,139,000
   Food and beverage          41,751,000    24,767,000    21,328,000
   Other                       4,074,000     2,489,000     2,186,000
Customer loyalty programs     51,444,000    36,727,000    30,240,000
                            ------------   -----------   -----------
                            $112,847,000   $71,629,000   $60,893,000
                            ============   ===========   ===========

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The costs of complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2001, 2000 and 1999 are as follows:

                        2001         2000          1999
                    -----------   -----------   -----------
Rooms               $ 6,168,000   $ 3,230,000   $ 2,742,000
Food and beverage    47,148,000    26,338,000    22,613,000
Other                 4,937,000     1,701,000     1,394,000
                    -----------   -----------   -----------

                    $58,253,000   $31,269,000   $26,749,000
                    ===========   ===========   ===========

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

Cash restricted for construction project -

     Cash restricted for construction project consisted of investments in government securities used for specified purposes and purchased with net proceeds from the Shreveport First Mortgage Notes (see Note 3(e)) as required by the indenture for the Shreveport First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the Shreveport First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at December 31, 2000.

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $2,718,000, $1,461,000 and $804,000 were made during the years ended December 31, 2001, 2000 and 1999, respectively.

Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated, except as noted below, utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Buildings and improvements        10-40 years
     Riverboats and barges             25-40 years
     Operating equipment                3-15 years

     Upon committing to proceed with the Aurora Casino expansion project (see
Note 1) management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets existed and no write down of its assets was required. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $10.7 million at December 31, 2001) to their estimated net realizable value at the time they are removed from service. Consequently, depreciation expense during 2001 subsequent to the announcement of the expansion project increased by $21,543,000. Such additional depreciation expense is expected to amount to approximately $10.7 million during 2002.

Deferred financing costs -

     The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issues using either the effective interest method or, where appropriate, the straight-line method approximating the effective interest method. Amortization of such costs was $2,793,000, $2,429,000 and $1,510,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in interest expense on the accompanying consolidated statements of operations. Deferred financing costs, net of accumulated amortization, amounting to $843,000 and $4,182,000, respectively, were written off during 2001 and 1999 in connection with the reacquisition of outstanding obligations. An additional $978,000 of deferred financing costs were written off in 1999 in connection with the acquisition of PCC.

Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCC does not believe that any such events or changes occurred during the year ended December 31, 2001 except as noted above under the caption "Property and Equipment".

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

Preopening costs -

     Preopening costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs which were incurred prior to opening the Shreveport Casino. Such costs are accounted for under the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

Interest expense -

     Interest expense includes the accretion of debt discount amounting to $87,000, $154,000 and $491,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense also includes the amortization of premium on long-term debt amounting to $92,000 during 2001.

     A portion of the interest incurred on construction financing is capitalized during the construction period. Capitalized interest amounted to $1,203,000, $11,814,000 and $1,052,000, respectively, during the years ended December 31, 2001, 2000 and 1999. Such capitalized costs are allocated to the individual components of property and equipment and other assets and, once placed in service, are amortized over the useful lives of the related assets.

Land rights -

     Land rights are being amortized on a straight-line basis over the estimated useful life of the Tunica facility, which is less than the term of the ground lease including renewals (see Note 4); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,806,000 and $1,602,000, respectively, at December 31, 2001 and 2000.

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

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                            Year Ended December 31,
                                     ------------------------------------
                                        2001         2000         1999
                                     ----------   ----------   ----------
Shares used in the calculation of:
   Basic net income per share        25,017,186   24,965,804   24,949,976
   Diluted net income per share      25,017,186   26,753,440   24,949,976

     No potential common shares or options are included in the calculation of diluted earnings per share for the years ended December 31, 2001 and 1999 as the inclusion of such shares would be antidilutive due to the net losses incurred during the period. The number of shares used in the calculation of diluted earnings per share for the year ended December 31, 2000 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. The calculation of diluted earnings per share for each of the three years ended December 31, 2001 excludes certain options to purchase common stock which would be antidilutive to the diluted earnings per share calculation. The weighted average number of options excluded was 2,743,929 for 2001, 2,675 for 2000 and 2,056,806 for 1999.

Recent Accounting Pronouncements -

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. The Company does not expect the adoption to have a material effect on its consolidated financial statements.

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in June 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in August 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

Reclassifications -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.

                                                                 December 31,    December 31,
                                                                     2001            2000
                                                                -------------    ------------
Indebtedness of HCC:
   11.25% Senior Secured Notes, due 2007 (a)                    $310,000,000    $310,000,000
   Floating rate Senior Secured Notes, due 2006 (a)               50,000,000      50,000,000
   Promissory note due to affiliate (Note 7)                              --       1,893,000
                                                                ------------    ------------
                                                                 360,000,000     361,893,000
                                                                ------------    ------------
Indebtedness of HCA:
   Promissory note to bank (b)                                       398,000       1,145,000
                                                                ------------    ------------

Indebtedness of HCT :
   Equipment loans (c)                                               245,000       1,188,000
   Bank credit facility (d)                                          950,000          89,000
                                                                ------------    ------------
                                                                   1,195,000       1,277,000
                                                                ------------    ------------
Indebtedness of HCL which is non-recourse to HCC:
   13% Shreveport First Mortgage Notes, with contingent
      interest, due 2006 (e)                                     150,000,000     150,000,000
   13% Shreveport Senior Secured Notes, with contingent
      interest, due 2006, including premium of $1,078,000 (f)     40,078,000              --
   Note payable, net of discount of $87,000 (g)                           --       1,913,000
   Other                                                              27,000          33,000
                                                                ------------    ------------
                                                                 190,105,000     151,946,000
                                                                ------------    ------------

   Total indebtedness                                            551,698,000     516,261,000
      Less - current maturities                                     (748,000)     (5,393,000)
                                                                ------------    ------------

       Total long-term debt                                     $550,950,000    $510,868,000
                                                                ============    ============

----------
(a) During May 1999, HCC refinanced its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes has been adjusted from an initial rate of 11.36% to 12.41% per annum effective November 1, 1999, to 12.89% effective May 1, 2000, to 13% effective November 1, 2000, to 10.51% effective May 1, 2001 and to 8.45% effective November 1, 2001. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and, during October

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino (see Note 1). The Company also plans to use proceeds from the debt offering to partially finance construction of a new, dockside gaming facility at the Aurora Casino (see Note 1). Interest on the Senior Secured Notes is payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in
     (2) above is currently $81,007,000.

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

     During May 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum. The outstanding borrowing was repaid in March 2002.

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 9% per annum and mature at various dates in 2002 and 2003.

(d) HCT had a bank credit facility in the amount of $1,300,000 available to borrow against through September 30, 1998. HCT borrowed $541,000 under the credit facility during 1998 at the rate of 8.875% per annum. Borrowings under the credit facility were collateralized by equipment

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES purchased with the loan proceeds and were repaid in 2001. The credit facility was not renewed by HCT.

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

     Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of the contingent interest is equal to 5% of the Shreveport Partnership's cash flow, as defined, for the applicable period subject to a maximum of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $309,000 and $77,000 was incurred during the years ended December 31, 2001 and 2000, respectively. Accrued contingent interest amounted to $386,000 and $77,000 at December 31, 2001 and 2000, respectively. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority secured interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see 3(f)) and up to $6,000,000 in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     The Shreveport First Mortgage Notes may be redeemed at any time on or after August 1, 2003 by the Shreveport Partnership at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport First Mortgage Notes may also be redeemed at a price of 113% plus accrued interest at any time prior to August 1, 2002 with proceeds of contributions to the Shreveport Partnership made by HCC from certain offerings of equity securities by HCC.

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

(f) In June 2001, the Shreveport Partnership issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES effective rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $78,000 was incurred during 2001 and is included in accrued interest payable at December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligation (see Note 4) with the remainder available for working capital purposes.

     Under the terms of certain intercreditor collateral agreements, the Shreveport Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the Shreveport First Mortgage Notes (see (3e)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Shreveport Senior Secured Notes.

     The Shreveport Senior Secured Notes may be redeemed on the same terms and conditions as the Shreveport First Mortgage Notes (see (3e)). The indenture to the Shreveport Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the Shreveport First Mortgage Notes (see (3e)).

(g) In September 1998, HCC and its partners acquired their interests in the Shreveport Partnership from its former partners who, prior to October 1997, conducted riverboat gaming operations in New Orleans. In connection with moving the licensed site to Shreveport, the current and former partners negotiated a settlement with the City of New Orleans which, among other things, required that one of the former partners pay $5,000,000 to the City. The current partners agreed that the Shreveport Casino would pay the City an additional $5,000,000 upon securing financing for construction of the project (i.e. the Shreveport Casino); such payment was made in August 1999. In addition, the current partners agreed that the Shreveport Casino would, contingent on securing financing, reimburse the former partner $2,000,000 of the amount it paid to the City; such repayment was to be made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the Shreveport First Mortgage Notes in August 1999. The obligation was repaid in October 2001.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     Scheduled payments of long-term debt as of December 31, 2001 are set forth below:

2002             $    748,000
2003                  548,000
2004                  318,000
2005                    6,000
2006              239,000,000
Thereafter        310,000,000
                 ------------

Total            $550,620,000
                 ============

     Interest paid, net of amounts capitalized, amounted to $64,992,000, $51,252,000 and $33,991,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

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

     The Shreveport Partnership entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, the Shreveport Partnership paid only interest on outstanding borrowings together with a fee of ..5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Shreveport Senior Secured Notes (see Note (3f)).

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

     Assets under capital leases and the related accumulated amortization are included on the accompanying consolidated balance sheets as follows:

                                  December 31,    December 31,
                                      2001            2000
                                  ------------    ------------

Buildings                         $ 27,358,000    $ 27,358,000
Operating equipment                  6,219,000      36,219,000
                                  ------------    ------------

                                    33,577,000      63,577,000
Less - accumulated amortization    (12,316,000)    (11,579,000)
                                  ------------    ------------

                                  $ 21,261,000    $ 51,998,000
                                  ============    ============

     Amortization expense with respect to assets under capital leases amounted to $3,347,000 during the year ended December 31, 2001 (including $2,438,000 for the Shreveport Casino's leased assets prior to the June 15, 2001 lease termination date) and $1,081,000 and $909,000, respectively, for the years ended December 31, 2000 and 1999.

     Future minimum lease payments under capital lease obligations as of December 31, 2001 are as follows:

2002                                   $ 2,643,000
2003                                     2,660,000
2004                                     2,677,000
2005                                     2,710,000
2006                                     2,712,000
Thereafter                              13,318,000
                                       -----------

Total minimum lease payments            26,720,000
Less amount representing interest       (8,858,000)
                                       -----------
Present value of future
   minimum lease payments               17,862,000
Current capital lease obligation        (1,308,000)
                                       -----------

Long-term capital lease obligation     $16,554,000
                                       ===========

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     Ground Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $4,354,000, $4,367,000 and $4,138,000, respectively, during the years ended December 31, 2001, 2000 and 1999 in connection with the ground lease.

     In May 1999, the Shreveport Partnership entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opens. The Shreveport Partnership has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by the Shreveport Partnership under the lease. The Shreveport Partnership may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the annual base rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $2,011,000, $213,000 and $56,000, respectively, for the years ended December 31, 2001, 2000 and 1999, including percentage rentals amounting to $1,438,000 and $78,000, respectively, during 2001 and 2000. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5,603,000 and $304,000 during 2001 and 2000, respectively.

     Operating Leases -

     Other than the ground leases for the Tunica Casino and Shreveport Casino discussed above, HCC and its subsidiaries also lease office, parking and warehouse space and certain operating equipment under various lease agreements accounted for as operating leases. Although most of the operating lease agreements are either cancellable or have initial terms of one year or less, certain other lease agreements expire at various dates through the year 2015 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include contingent rental payments based on

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES levels of use; such contingent rentals have not been significant. Exclusive of the ground leases, total rental expense amounted to $6,573,000, $3,306,000 and $2,502,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

     Future minimum lease payments as of December 31, 2001 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

2002             $1,397,000
2003                989,000
2004                651,000
2005                511,000
2006                274,000
Thereafter        1,486,000
                 ----------

                 $5,308,000
                 ==========

(5)  Income Taxes

     Components of HCC's benefit (provision) for income taxes consist of the following:

                                                      Year Ended December 31,
                                           ----------------------------------------
                                               2001           2000         1999
                                           ------------   -----------   -----------
Current income tax benefit (provision):
  Federal                                  $  1,825,000   $  (200,000)  $(3,359,000)
  State                                        (219,000)   (1,959,000)   (1,240,000)
Deferred income tax benefit (provision):
  Federal                                     7,206,000    (1,630,000)   10,948,000
  State                                       4,041,000       (85,000)       44,000
Change in valuation allowance               (10,766,000)    2,001,000    (7,589,000)
                                           ------------   -----------   -----------

                                           $  2,087,000   $(1,873,000)  $(1,196,000)
                                           ============   ===========   ===========

     Total federal income tax payments of $1,374,000, $335,000 and $338,000, respectively, were made during the years ended December 31, 2001, 2000 and 1999. State tax payments of $19,000, $2,503,000 and $900,000, respectively, were made during the years ended December 31, 2001, 2000 and 1999.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     A reconciliation between the calculated tax benefit (provision) on income based on the statutory rates in effect and the effective tax rates follows:

                                                            Year Ended December 31,
                                                  -----------------------------------------
                                                      2001           2000          1999
                                                  ------------   -----------   ------------
Calculated income tax benefit (provision)         $ 10,793,000   $(3,457,000)  $ 27,362,000
Valuation allowance change                         (10,766,000)    2,001,000     (7,589,000)
Acquisition of management contracts                         --            --    (13,712,000)
Lobbying costs                                        (103,000)      (94,000)      (121,000)
Disallowance of meals and entertainment               (140,000)     (158,000)       (86,000)
State income taxes, net of federal benefit           2,484,000    (1,350,000)      (789,000)
Utilization of net operating loss carryforwards
   and other                                          (181,000)    1,185,000     (6,261,000)
                                                  ------------   -----------   ------------
Tax benefit (provision) as shown on
   consolidated statements of operations          $  2,087,000   $(1,873,000)  $ (1,196,000)
                                                  ============   ===========   ============

     At December 31, 2001, HCC and its subsidiaries have net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $67,142,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $1,272,000 and $931,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $6,012,000 and $5,532,000 at December 31, 2001 and 2000, respectively.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The components of the net deferred tax asset and classification on the accompanying consolidated balance sheets are as follows:

                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Deferred tax assets:
   Net operating loss carryforwards                $ 28,383,000    $ 16,958,000
   Valuation and other allowances                     1,254,000         937,000
   Alternative minimum tax credit                     1,272,000       5,018,000
   Tax credits                                          931,000         741,000
   Preopening                                         4,722,000       6,272,000
   Other liabilities and accruals                     5,175,000       2,882,000
   Benefits and deferred compensation accrual         2,635,000       1,688,000
   Other                                                977,000       1,065,000
                                                   ------------    ------------

      Total deferred tax assets                      45,349,000      35,561,000
                                                   ------------    ------------

Deferred tax liabilities:
   Depreciation and amortization                     (8,786,000)    (11,277,000)
   Recoveries on affiliate obligations               (1,033,000)             --
                                                   ------------    ------------

      Total deferred tax liabilities                 (9,819,000)    (11,277,000)
                                                   ------------    ------------

Net deferred tax asset                               35,530,000      24,284,000
Valuation allowance                                 (29,518,000)    (18,752,000)
                                                   ------------    ------------

                                                   $  6,012,000    $  5,532,000
                                                   ============    ============
Classified as:
   Current deferred income tax asset               $  2,233,000    $  3,054,000
   Other assets                                       3,904,000       3,159,000
   Other noncurrent liabilities                        (125,000)       (681,000)

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

     The Internal Revenue Service has completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through 1998. Adjustments resulting from such examination are included in the income tax benefit (provision) on the accompanying consolidated statements of operations. HCC's consolidated net deferred tax asset has also been adjusted to reflect the results of the tax audit.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(6)  Stock Option and Compensation Plans

Hollywood Casino Corporation Stock Option Plans -

     HCC currently has two employee stock option plans in effect: the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan") and the Hollywood Casino Corporation 1992 Stock Option Plan (the "1992 Plan"). The 1996 Plan and the 1992 Plan provide for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code; the 1996 Plan also provides for the granting of restricted stock. The shares to be offered under the 1996 Plan and the 1992 Plan consist of shares of Class A Common Stock. The 1996 Plan and the 1992 Plan provide for the granting of 3,000,000 and 1,197,000 shares, respectively, of Class A Common Stock of which 261,480 and 147,006, respectively, remain available for future grant as of December 31, 2001.

     The 1996 Plan and the 1992 Plan are administered by committees of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. Options granted under the 1992 Plan become vested over a three year period, are exercisable for a term ending not more than seven years (five years in the case of incentive stock options) from the date of the grant and incentive stock options are subject to limitations on the quantity exercised in a calendar year. All options granted through December 31, 2001 under both the 1996 Plan and the 1992 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2001, options to purchase 2,337,700 shares remain outstanding under the 1996 Plan, of which approximately 49% are at an exercise price of $1.25 per share. An additional 33% have exercise prices ranging from $1.75 per share to $2.81 per share; 14% have an exercise price of $5.06 per share; and the remaining 4% have exercise prices ranging from $7.00 per share to $11.00 per share. Options outstanding under the 1996 plan have a weighted average exercise price of $2.41 and a weighted average remaining contractual life of 47 months. As of December 31, 2001, no options are outstanding under the 1992 Plan.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The following table sets forth the combined activity of the 1996 Plan and the 1992 Plan:

                                               Year Ended December 31,
                         ------------------------------------------------------------------
                                 2001                   2000                   1999
                         --------------------   --------------------   --------------------
                                     Weighted               Weighted               Weighted
                                      Average                Average                Average
                                     Exercise               Exercise               Exercise
                          Options      Price     Options      Price     Options      Price
                         ---------   --------   ---------   --------   ---------   --------
Outstanding options at
   beginning of year     2,690,800     $2.36    2,347,000     $1.86    1,090,000     $2.51
   Options cancelled       (33,480)     2.75       (7,500)     1.25      (27,000)     1.25
   Options granted          59,500      8.91      373,000      5.40    1,284,000      1.30
   Options exercised      (379,120)     3.05      (21,700)     1.25           --        --
                         ---------     -----    ---------     -----    ---------     -----
Outstanding options
   at end of year        2,337,700     $2.41    2,690,800     $2.36    2,347,000     $1.86
                         =========     =====    =========     =====    =========     =====
Exercisable options
   at end of year        1,843,540     $1.80    2,046,180     $1.91    1,956,400     $1.91

     During 1996, HCC also adopted the Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan (the "Directors' Plan") providing for the grant of non-qualified stock options of Class A common stock of HCC. The Directors' Plan was amended during 2000 to provide for the granting of 200,000 shares of Class A common stock of which 120,000 remain available for future grant as of December 31, 2001. An initial option grant of 10,000 shares was made to the two non-employee directors upon adoption of the plan; additional outside directors receive an option grant of 10,000 shares upon election to the Board of Directors. The 2000 amendment to the Directors' Plan increased the yearly grant to each outside director to 5,000 shares from 2,500 shares. All such grants are at an exercise price equal to the fair market value as of the date of the grant, vest either immediately or six months after grant and expire no later than ten years from the date of grant. The Directors' Plan is administered by a Committee of the Board of Directors. As of December 31, 2001, 52,500 shares remain outstanding, of which approximately 57% are at an exercise price between $1.19 and $1.75 per share; 5% are at an exercise price of $4.13 per share and 38% are at an exercise price between $7.00 and $7.88 per share. Options outstanding have a weighted average exercise price of $4.07 per share and a weighted average contractual life of 83 months.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The following table lists the activity of the Directors' Plan:

                                           Year Ended December 31,
                         ------------------------------------------------------------
                                2001                 2000                 1999
                         ------------------   ------------------   ------------------
                                   Weighted             Weighted             Weighted
                                    Average              Average              Average
                                   Exercise             Exercise             Exercise
                         Options    Price     Options    Price     Options    Price
                         -------   --------   -------   --------   -------   --------
Outstanding options at
   beginning of year     40,000      $2.64     50,000     $1.64    42,500      $1.72
   Options granted       15,000       7.88     15,000      5.56     7,500       1.19
   Options exercised     (2,500)      4.13    (25,000)     2.38        --         --
                         ------      -----    -------     -----    ------      -----
Outstanding options at
   end of year           52,500      $4.07     40,000     $2.64    50,000      $1.64
                         ------      -----    =======     =====    ======      =====
Exercisable options at
   end of year           52,500      $4.07     40,000     $2.64    50,000      $1.64

     The Company has elected to apply Opinion 25 with respect to accounting for options. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, net loss (net of income taxes) for the years ended December 31, 2001 and 1999 would have increased by approximately $264,000 and $213,000, respectively, increasing both basic and diluted net loss per common share for each year by $.01. Had compensation expense been determined consistent with SFAS 123, net income (net of income taxes) for the year ended December 31, 2000 would have decreased by approximately $254,000, decreasing both basic and diluted net loss per common share by $.01.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. The assumptions applied are set forth below:

                                     Year Ended December 31,
                              ------------------------------------
                                 2001         2000         1999
                              ----------   ----------   ----------

Risk free interest rate              5.5%         6.8%         4.8%
Dividend yield                        --           --           --
Expected life                  1-5 years    1-5 years    1-5 years
Volatility                          58.6%        69.9%        54.8%
Weighted average fair value   $     3.73   $     2.62   $      .33

Compensation Plan -

     During 2001, three executive officers of the Company were not re-elected to their positions. These individuals continue to serve on the Company's Board of Directors and are all subject to employment agreements. The Compensation Committee of the Board annually reviews and sets compensation for these individuals. Under the terms of the agreements, (1) the employment period (terminating

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

December 31, 2002 for two executives and December 31, 2003 for the third) will be followed immediately by a four-year period consulting arrangement, (2) upon expiration of the consulting arrangement, each individual will receive a lifetime pension benefit and (3) upon the death of any of the former executives, their designated beneficiary will receive an annual death benefit for a period of ten years. Aggregate annual compensation during the employment periods is currently $823,000 for 2002 and $350,000 for 2003. All these employment agreements contain non-compete clauses.

     As a result of the changes in executive responsibilities, the Company has accrued all remaining salary obligations under the employment agreements, together with the contractually required present value obligations under the consulting agreements. Such accrual has resulted in a charge to operations amounting to $2,848,000 for the year ended December 31, 2001. Adjustments to the funding obligation with respect to the pension and death benefits have resulted in net increases (reductions) to the obligation of $110,000, ($93,000) and $25,000, respectively, during the years ended December 31, 2001, 2000 and 1999. The total obligation accrued under these agreements at December 31, 2001 and 2000 amounted to $7,923,000 and $4,965,000, respectively. The current salary portion of the obligation of $823,000 at December 31, 2001 is included in accrued salaries and wages on the accompanying consolidated balance sheet; the remainder of the obligation is included in other noncurrent liabilities.

     The individuals may, at their option, seek to enforce provisions of their agreements that provide for termination of their respective employment agreements. Under the terms of their employment agreements, such a termination would accelerate the salary and consulting fee components of the obligation and, as of December 31, 2001, $2,025,000 of the noncurrent obligation could become payable currently.

     In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that one of the former executive officers breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under the former executive's employment agreement with the Company. As of December 31, 2001, the total of such obligations to the former executive included on the accompanying consolidated balance sheet amounted to $3,969,000. The lawsuit may also affect the ability of the former executive officer to exercise outstanding options previously granted to him.

  Employee Retirement Savings Plan -

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. The Company matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31,

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

2001, 2000 and 1999, HCC expensed $743,000, $582,000 and $652,000, respectively, as company contributions to the plan.

(7)  Transactions with Related Parties

     Greate Bay and its Subsidiaries -

     During December 2001, HCC and Greate Bay reached an agreement to restructure obligations existing between the two companies. Obligations owed by Greate Bay to HCC consisted of (1) demand notes from Greate Bay with a carrying value of $5,704,000 and interest thereon with a carrying value of $781,000 and
(2) deferred interest notes (the "PPI Funding Notes") issued by a subsidiary of Greate Bay which had a final maturity value of $47,603,000 and which were fully reserved by HCC. The notes and interest were carried at management's estimate of the value of the underlying collateral of the obligations. Because the loans were considered to be impaired and management believed that the recorded amount of the obligations reflected its best estimate of ultimate recovery, no interest income was recognized on a cash-basis method with respect to either of the obligations from Greate Bay. HCC owed remaining principal of $1,893,000 and interest of $498,000 to a subsidiary of Greate Bay with respect to HCC's acquisition in 1997 of the general partnership interest in the entity which held the management contract for the Aurora Casino. Payments under the obligation to the Greate Bay subsidiary had been suspended since March 1, 2000 while negotiations to restructure the obligations continued.

     Greate Bay is insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay's other remaining cash to be distributed to an unrestricted subsidiary of HCC (see Note 13). Greate Bay paid $2,000,000 in December 2001 to the unrestricted subsidiary and agreed to offset the $2,391,000 owed by HCC (see (2) above) against a like amount owed to HCC (see Note 11). The sale of Greate Bay's primary asset was approved by the bankruptcy court on March 6, 2002 and completed on March 19, 2002. Management currently anticipates that the plan of reorganization will be confirmed in May 2002. As a result of the agreement, HCC has adjusted the carrying value of the notes and interest due from Greate Bay at December 31, 2001 to $12,922,000 (net of reserves of $46,503,000), management's estimate of the net proceeds yet to be received, subject to confirmation by the bankruptcy court. As a result of this adjustment to carrying value, together with the proceeds received in December 2001 and the offset of obligations, HCC recognized a recovery on its affiliate obligations amounting to $10,828,000 on the accompanying consolidated statement of operations for the year ended December 31, 2001. The remaining net receivable balance is included in current due from affiliates on the accompanying consolidated balance sheet at December 31, 2001 in anticipation of the May 2002 confirmation of Greate Bay's plan of reorganization.

     HCT incurred a monthly consulting fee of $100,000 with PCC pursuant to a consulting agreement prior to its termination on October 12, 1999. Such fees amounted to $939,000 during 1999.

     Advanced Casino Systems Corporation ("ACSC") which, prior to March 2002, was a subsidiary of Greate Bay, provides computer, marketing and other administrative services to HCC and its subsidiaries.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct costs plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month through December 31, 1999. ACSC also provided services to HCA through HCA's management agreement with PML. The service agreements with PML and HCT terminated on October 13 and December 31, 1999, respectively. ACSC continued to provide services to HCA on an as needed basis at third party consulting rates. HCT and HCA entered into new maintenance and support agreements with ACSC effective as of January 1, 2000 which provide for an aggregate monthly fee of $26,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreements have an initial term of one year with automatic annual renewals unless notice of termination is given. The Shreveport Partnership entered into a similar maintenance and support agreement with ACSC effective as of October 12, 2000 at a monthly fee of $11,000 commencing 90 days after installation of ACSC's systems (see below). ACSC's billings to HCC and its subsidiaries for such products and services during the years ended December 31, 2001, 2000 and 1999 amounted to $1,900,000, $950,000 and $1,315,000, respectively. At December 31, 2001 and 2000, unpaid charges of $168,000 and $109,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets.

     The Shreveport Casino's casino system software was provided and installed by ACSC. Total costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on both the accompanying consolidated balance sheets at December 31, 2001 and 2000. Unpaid charges of $156,000 with respect to the installation are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000.

     HCC allocates certain general and administrative costs to Greate Bay and its subsidiaries pursuant to services agreements. Such allocated costs and fees amounted to $307,000, $307,000 and $604,000, respectively, during the years ended December 31, 2001, 2000 and 1999. Receivables from Greate Bay and its subsidiaries in the amount of $6,000 and $19,000 are included in due from affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively.

     Shreveport Partnership -

     In accordance with the amended and restated partnership agreement, HCL loaned $1,000,000 to its joint venture partner which it used to make a $1,000,000 capital contribution to the Shreveport Partnership. The loan accrues interest at the rate of prime payable monthly commencing with the opening of the Shreveport Casino. Principal on the loan is payable on December 20, 2010. The loan is included in other noncurrent assets on the accompanying consolidated balance sheets. The joint venture partner was also given credit for an additional $1,000,000 capital contribution upon the closing of the Shreveport First Mortgage Notes and payment of the $5,000,000 obligation as discussed in
Note 3(g). The credit was in recognition of guarantees provided by an affiliate of the joint venture partner which were necessary for the Shreveport Partnership to obtain approval of its development plans. The

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

$2,000,000 equity interest of the joint venture partner is included in minority interest on the accompanying consolidated balance sheets of HCC at December 31, 2001 and 2000.

     For so long as it remains a joint venture partner, HCL's joint venture partner will receive, among other things, an amount equal to 1% of "complex net revenues" of the Shreveport Casino, as defined, which approximates net revenues. Such payment is in exchange for the assignment by the partner of its interest in the partnership to HCL. Allocations to the joint venture partner amounted to $1,438,000 and $78,000, respectively, during 2001 and 2000 and are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000.

     The Shreveport Partnership has also entered into an agreement with HCL's joint venture partner to provide certain marine services for so long as it remains a joint venture partner. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to the partner for its direct expenses incurred, if any, the Shreveport Casino pays a monthly fee of $30,000 effective with its opening. Fees incurred during 2001 and 2000 amounted to $360,000 and $12,000, respectively, under the agreement. Unpaid charges of $30,000 and $12,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000.

(8)  State Gaming Regulations

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Illinois law requires that HCA maintain its Owners' License in order to operate. HCA's Owners' License was renewed by the Illinois Gaming Board in December 2000 for a period of four years to December 2004. Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed until October 2004. HCL and the Shreveport Partnership are subject to regulatory control by the LGCB and must maintain all required licenses. The ownership license for the Shreveport Casino was renewed in October 1999 for a period of five years.

     If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

(9)  Litigation

     In addition to the action filed against one of its former executive officers (see Note 6), the Company also filed a lawsuit in February 2002 in U.S. District Court in Texas against a number of individuals and their affiliates, including two of the Company's former executive officers, alleging violations of the federal securities laws. Such allegations include the failure to properly report that the defendants and their affiliates have been acting in concert as a group in connection with a planned proxy contest at the next annual shareholders' meeting and that certain affiliates have acquired common stock of the Company while in possession of material non-public information regarding the Company. The

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Company seeks multiple remedies, including requiring the defendants to truthfully and accurately report their activities, as well as seeking an order to enjoin the defendants from further purchases of stock and from voting their shares of stock.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U. S. District Court in Louisiana. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at December 31, 2001. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to the results of the litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

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

(10) Commitments and Contingencies

     The Shreveport Partnership has agreed to reimburse approximately $600,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at December 31, 2001 and 2000 as the underlying construction work has not been performed. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES stockholder, also hold directly or indirectly interests in certain sublessees of the lessee that will be operating tenants in the space.

     During November 2000, the Shreveport Partnership entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities were available for a period of one year. No amounts were borrowed under the credit facilities and they were cancelled during 2001.

(11) Supplemental Cash Flow Information

     During 2001, HCC offset $2,391,000 of PPI Funding Notes against its outstanding obligations to a Greate Bay subsidiary consisting of note payable with a principal balance of $1,893,000 together with $498,000 of accrued interest thereon (see Note 7). The offset has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

     During 2001, HCT converted $216,000 of receivables from Tunica Golf Course LLC, its equity investment, to an additional investment in the limited liability company. The contribution has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

     During 2000 the Shreveport Partnership obtained proceeds under capital lease obligations amounting to $30,000,000 used to purchase fixed assets during the construction period (Note 4).

     During 2000, HCC offset $146,000 of the outstanding principal balance of certain demand notes due from Greate Bay against certain payables HCC owed to Greate Bay (Note 7). This offset has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

     The issuance of a note to a former partner of the Shreveport Partnership's predecessor at a discounted face amount of $1,692,000 (see Note 3(g)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

     The additional $1,000,000 credit given to HCL's remaining joint venture partner as an additional contribution to the Shreveport Partnership (see Note 7) and the corresponding addition to construction in progress have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

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

     Note receivable - The carrying amount approximates fair value because the
     ---------------
note has a floating interest rate; accordingly the discounted cash flow of future payments equals the carrying amount.

     Notes receivable - affiliate - The fair value of notes receivable is
     ----------------------------
calculated based on the estimated realizable value.

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

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

     The estimated carrying amounts and fair values of HCC's financial instruments are as follows:

                                            December 31, 2001             December 31, 2000
                                      ---------------------------   ---------------------------
                                        Carrying                      Carrying
                                         Amount       Fair Value       Amount       Fair Value
                                      ------------   ------------   ------------   ------------
Financial Assets:
   Cash and cash equivalents          $131,849,000   $131,849,000   $155,570,000   $155,570,000
   Cash restricted for construction
     project                                    --             --      9,530,000      9,530,000
   Note receivable                       1,000,000      1,000,000      1,000,000      1,000,000
   Notes receivable - affiliates        12,922,000     12,922,000      5,704,000      5,704,000

Financial Liabilities:
   Interest payable                   $ 17,570,000   $ 17,570,000   $ 18,067,000   $ 18,067,000
   Note payable to Sodak                        --             --      2,499,000      2,499,000
   11.25% Senior Secured Notes         310,000,000    337,900,000    310,000,000    319,300,000
   Floating rate Senior Secured
     Notes                              50,000,000     51,000,000     50,000,000     51,375,000
   13% Shreveport First Mortgage
     Notes                             150,000,000    142,500,000    150,000,000    159,375,000
   13% Senior Secured Notes             40,078,000     36,075,000             --             --
   Note payable                                 --             --      1,913,000      1,913,000
   Equipment loans                         245,000        244,000      1,188,000      1,188,000
   Bank debt                               398,000        403,000      1,145,000      1,123,000
   Bank credit facility                    950,000        953,000         89,000         88,000
   Note payable - affiliate                     --             --      1,893,000      1,893,000
   Other debt                               27,000         29,000         33,000         33,000

(13) Unrestricted Subsidiaries (Unaudited)

     Under the terms of the indenture to the Senior Secured Notes (see Note 3(a)), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC during 2001 consisted of HCL and its subsidiaries; HWCC-Holdings, Inc.; and HWCC-Golf Course Partners, Inc. The following presentation summarizes the financial position and results of operations of the Company reflecting its

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with generally accepted accounting principles and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.

                             Condensed Balance Sheet
                                December 31, 2001
                             (amounts in thousands)

Current Assets:
Cash and cash items                            $ 102,419
Accounts receivable, net of allowance
  of $3,037                                        3,122
Inventories                                        1,371
Prepaid expenses and other current assets          4,774
Due from affiliates                                   40
                                               ---------

                                                 111,726
                                               ---------

Investment in and advances to
  Unrestricted Subsidiaries                       18,245
                                               ---------
Property and equipment, net of
  accumulated depreciation and
  amortization of $137,397                       180,865
                                               ---------

Other Assets:
Deferred finance costs                             7,466
Other assets                                      16,055
                                               ---------
                                                  23,521
                                               ---------

                                               $ 334,357
                                               =========
Current Liabilities:
Current maturities of long-
  term debt and capital leases                 $   2,050
Accounts payable and accrued
  liabilities                                     38,473
Other current liabilities                          3,141
                                               ---------
                                                  43,664
                                               ---------

Long-term debt                                   360,851
                                               ---------

Capital lease obligations                         16,554
                                               ---------
Other noncurrent liabilities                       7,100
                                               ---------

Shareholders' deficit:
Common stock                                           3

Additional paid-in capital                       217,727
Accumulated deficit                             (311,542)
                                               ---------

                                                 (93,812)
                                               ---------

                                               $ 334,357
                                               =========

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                        Condensed Statement of Operations
                          Year Ended December 31, 2001
                             (amounts in thousands)

Net revenues                                           $317,066
                                                       --------

Expenses:
   Departmental expenses                                214,318
   General and administrative                            21,210
   Depreciation and amortization                         34,626
   Development                                              603
   Executive compensation accrual                         2,848
   Recoveries on affiliate obligations                   (2,391)
                                                       --------

      Total expenses                                    271,214
                                                       --------

Income from operations                                   45,852
Non-operating expense, net                              (38,446)
                                                       --------

Income before taxes and other item                        7,406
Income tax benefit                                        2,087
                                                       --------

Income before other item                                  9,493
Equity in losses of unrestricted subsidiaries           (38,243)
                                                       --------

Net loss                                               $(28,750)
                                                       ========

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

(14) Selected Quarterly Financial Data (Unaudited)

                                                                   Quarter
                                          ---------------------------------------------------------
                                             First          Second         Third          Fourth
                                          ------------   ------------   ------------   ------------
Year ended December 31, 2001:

Net revenues                              $116,290,000   $113,534,000   $116,511,000   $111,721,000
                                          ============   ============   ============   ============
(Loss) income before extraordinary item   $(11,705,000)  $(15,152,000)  $ (2,912,000)  $  1,862,000
                                          ============   ============   ============   ============
Net (loss) income                         $(11,705,000)  $(15,995,000)  $ (2,912,000)  $  1,862,000
                                          ============   ===========    ============   ============
Basic and diluted (loss) income before
 extraordinary item per common share(1)   $       (.47)  $       (.61)  $       (.12)  $        .07
                                          ============   ============   ============   ============
Basic and diluted net (loss) income
  per common share (1)                    $       (.47)  $       (.64)  $       (.12)  $        .07
                                          ============   ============   ============   ============
Year ended December 31, 2000:
Net revenues                              $ 75,452,000   $ 76,084,000   $ 79,144,000   $ 80,775,000
                                          ============   ============   ============   ============
Net income (loss)                         $  2,812,000   $  2,233,000   $ 10,515,000   $ (7,265,000)
                                          ============   ============   ============   ============
Basic net income (loss) per
  common share (1)                        $        .11   $        .09   $        .42   $       (.29)
                                          ============   ============   ============   ============
Diluted net income (loss) per common
  share(1)                                $        .11   $        .08   $        .39   $       (.29)
                                          ============   ============   ============   ============

----------
(1) Earnings per share is calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the interim periods.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Hollywood Casino - Aurora, Inc.:

We have audited the accompanying balance sheets of Hollywood Casino - Aurora, Inc. (the Company and an Illinois corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Hollywood Casino - Aurora, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                      ----------------------------
                                                         2001             2000
                                                      ------------    ------------
Current Assets:
   Cash and cash equivalents                          $ 21,443,000    $ 21,164,000
   Accounts receivable, net of allowances
     of $849,000 and $942,000, respectively              1,202,000       1,188,000
   Inventories                                             803,000         997,000
   Deferred income taxes                                 1,995,000       1,958,000
   Due from affiliates                                     147,000         129,000
   Prepaid expenses and other current assets             1,327,000       1,033,000
                                                      ------------    ------------

     Total current assets                               26,917,000      26,469,000
                                                      ------------    ------------

Property and Equipment:
   Land improvements                                     3,167,000       3,167,000
   Buildings and improvements                           46,205,000      46,205,000
   Riverboats                                           42,365,000      42,377,000
   Operating equipment                                  43,999,000      42,996,000
   Construction in progress                             46,668,000       2,137,000
                                                      ------------    ------------

                                                       182,404,000     136,882,000
   Less - accumulated depreciation and amortization    (82,392,000)    (54,782,000)
                                                      ------------    ------------

     Net property and equipment                        100,012,000      82,100,000
                                                      ------------    ------------
Other Assets:
   Deferred income taxes                                   731,000              --
   Other assets                                          2,290,000       2,213,000
                                                      ------------    ------------

     Total other assets                                  3,021,000       2,213,000
                                                      ------------    ------------

                                                      $129,950,000    $110,782,000
                                                      ============    ============

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                      December 31,
                                              ----------------------------
                                                  2001           2000
                                              ------------    ------------
Current Liabilities:
   Current maturities of long-term debt
     and capital lease obligations            $  1,464,000    $  1,847,000
   Accounts payable                             11,125,000       1,659,000
   Accrued liabilities -
     Salaries and wages                          3,515,000       2,819,000
     Interest                                    2,041,000       1,756,000
     Gaming and other taxes                      1,260,000       1,573,000
     Insurance                                     501,000         746,000
     Other                                       2,873,000       1,865,000
   Due to affiliates                             1,532,000         482,000
   Other current liabilities                     1,226,000       1,361,000
                                              ------------    ------------
      Total current liabilities                 25,537,000      14,108,000
                                              ------------    ------------
Long-Term Debt                                  81,249,000      66,405,000
                                              ------------    ------------
Capital Lease Obligations                       16,554,000      17,861,000
                                              ------------    ------------
Deferred Income Taxes                                   --       6,218,000
                                              ------------    ------------
Commitments and Contingencies

Shareholder's Equity:
   Common stock, $.01 par value per share;
     2,000,000 shares authorized; 1,501,000
     shares issued and outstanding                  15,000          15,000
   Additional paid-in capital                   25,541,000      25,541,000
   Accumulated deficit                         (18,946,000)    (19,366,000)
                                              ------------    ------------
      Total shareholder's equity                 6,610,000       6,190,000
                                              ------------    ------------
                                              $129,950,000    $110,782,000
                                              ============    ============

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                          ------------------------------------------
                                              2001           2000           1999
                                          ------------   ------------   ------------
Revenues:
   Casino                                 $231,832,000   $217,704,000   $190,608,000
   Food and beverage                        14,529,000     15,787,000     14,560,000
   Other                                     3,211,000      3,356,000      3,272,000
                                          ------------   ------------   ------------

                                           249,572,000    236,847,000    208,440,000
   Less - promotional allowances           (33,587,000)   (33,015,000)   (27,952,000)
                                          ------------   ------------   ------------

   Net revenues                            215,985,000    203,832,000    180,488,000
                                          ------------   ------------   ------------

Expenses:
   Casino                                  132,005,000    127,263,000    114,381,000
   Food and beverage                         5,498,000      5,021,000      4,829,000
   Other                                       961,000      1,079,000      1,114,000
   General and administrative                5,182,000      5,319,000     12,758,000
   Termination of management contract               --             --     37,000,000
   Depreciation and amortization            28,583,000      7,107,000      7,050,000
                                          ------------   ------------   ------------

     Total expenses                        172,229,000    145,789,000    177,132,000
                                          ------------   ------------   ------------

Income from operations                      43,756,000     58,043,000      3,356,000
                                          ------------   ------------   ------------

Non-operating income (expense):
   Interest income                             986,000      1,124,000        533,000
   Interest expense, net of capitalized
     interest of $1,203,000 in 2001         (8,001,000)    (9,034,000)    (6,145,000)
   Loss on disposal of assets                  (65,000)        (6,000)      (510,000)
                                          ------------   ------------   ------------

     Total non-operating expense, net       (7,080,000)    (7,916,000)    (6,122,000)
                                          ------------   ------------   ------------

Income (loss) before income taxes           36,676,000     50,127,000     (2,766,000)

Income tax provision                       (12,486,000)   (18,422,000)      (367,000)
                                          ------------   ------------   ------------

Net income (loss)                         $ 24,190,000   $ 31,705,000   $ (3,133,000)
                                          ============   ============   ============

              The accompanying notes to financial statements are an
                       integral part of these statements.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                   For the Three Years Ended December 31, 2001

                                                                     Retained
                                   Common Stock      Additional      Earnings
                               -------------------     Paid-in     (Accumulated
                                 Shares     Amount     Capital        Deficit)
                               ---------   -------   -----------   ------------

BALANCES, January 1, 1999      1,501,000   $15,000   $25,541,000   $  3,164,000

   Net loss                           --        --            --     (3,133,000)
   Dividends                          --        --            --    (19,540,000)
                               ---------   -------   -----------   ------------

BALANCES, December 31, 1999    1,501,000    15,000    25,541,000    (19,509,000)

   Net income                         --        --            --     31,705,000
   Dividends                          --        --            --    (31,562,000)
                               ---------   -------   -----------   ------------

BALANCES, December 31, 2000    1,501,000    15,000    25,541,000    (19,366,000)

   Net income                         --        --            --     24,190,000
   Dividends                          --        --            --    (23,770,000)
                               ---------   -------   -----------   ------------

BALANCES, December 31, 2001    1,501,000   $15,000   $25,541,000   $(18,946,000)
                               =========   =======   ===========   ============

              The accompanying notes to financial statements are an
                        integral part of this statement.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                        ------------------------------------------
                                                                            2001           2000          1999
                                                                        ------------   ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                    $ 24,190,000   $ 31,705,000   $ (3,133,000)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                                       28,583,000      7,107,000      7,050,000
      Provision for doubtful accounts                                        180,000        165,000        300,000
      Loss on disposal of assets                                              65,000          6,000        510,000
      Deferred income tax (benefit) provision                             (6,986,000)       640,000       (203,000)
      Increase in accounts receivable                                       (194,000)      (361,000)      (169,000)
      Increase (decrease) in accounts payable and accrued liabilities     10,897,000       (261,000)     2,020,000
      Net change in affiliate balances                                     1,032,000      2,091,000     (3,419,000)
      Net change in other current assets and liabilities                    (235,000)      (545,000)       504,000
      Net change in other noncurrent assets and liabilities                  (77,000)        17,000        (57,000)
                                                                        ------------   ------------   ------------

   Net cash provided by operating activities                              57,455,000     40,564,000      3,403,000
                                                                        ------------   ------------   ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (46,610,000)    (8,200,000)    (5,109,000)
   Proceeds from sale of assets                                               50,000          8,000         17,000
                                                                        ------------   ------------   ------------

   Net cash used in investing activities                                 (46,560,000)    (8,192,000)    (5,092,000)
                                                                        ------------   ------------   ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                               15,000,000             --     66,757,000
   Repayments of long-term debt                                             (747,000)      (807,000)   (32,205,000)
   Payments on capital lease obligations                                  (1,099,000)      (987,000)      (893,000)
   Dividends                                                             (23,770,000)   (31,562,000)   (19,540,000)
                                                                        ------------   ------------   ------------

   Net cash (used in) provided by financing activities                   (10,616,000)   (33,356,000)    14,119,000
                                                                        ------------   ------------   ------------

   Net increase (decrease) in cash and cash equivalents                      279,000       (984,000)    12,430,000

   Cash and cash equivalents at beginning of year                         21,164,000     22,148,000      9,718,000
                                                                        ------------   ------------   ------------

   Cash and cash equivalents at end of year                             $ 21,443,000   $ 21,164,000   $ 22,148,000
                                                                        ============   ============   ============

              The accompanying notes to financial statements are an
                       integral part of these statements.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                          NOTES TO FINANCIAL STATEMENTS

(1)  Organization and Business

     Hollywood Casino - Aurora, Inc. ("HCA") is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCA was organized and incorporated during December 1990 for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois (the "Aurora Casino") and was acquired by HCC in May 1992 through the issuance of HCC stock.

     Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new buffet and parking facility are expected to open in June 2002. The estimated total project cost is approximately $78,200,000, of which approximately $44.6 million has been spent through December 31, 2001. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. The combined dockside facility will have 53,000 square feet of gaming space on a single level. Ticketing, food service, passenger waiting, and various administrative functions are housed in an adjacent four-level pavilion. The Aurora Casino also currently includes two parking structures with approximately 1,340 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes (see Note 4).

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

     Promotional allowances consist of (1) the estimated value of food and beverage and other items provided to customers without charge and (2) the "cash back" feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying statements of operations and a corresponding amount has been deducted as promotional allowances. During 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs also be reported as a reduction to revenues rather than as an operating expense. Accordingly, all such costs for the current and prior year periods have been reported on the accompanying statements of operations as promotional allowances instead of casino expenses as previously reported. This change results only in a reclassification within the statements of operations and does not affect income from operations or net income (loss). Promotional allowances for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                         2001            2000            1999
                                     -----------     -----------     -----------
Complimentaries:
   Food and beverage                 $ 9,214,000     $10,535,000     $ 9,448,000
   Other                               1,866,000       1,936,000       1,742,000
Customer loyalty programs             22,507,000      20,544,000      16,762,000
                                     -----------     -----------     -----------

                                     $33,587,000     $33,015,000     $27,952,000
                                     ===========     ===========     ===========

     The costs of complimentaries have been included as casino expenses on the accompanying statements of operations. Costs of complimentaries allocated from the food and beverage and other operating departments to the casino department during the years ended December 31, 2001, 2000 and 1999 are as follows:

                                        2001            2000            1999
                                     -----------     -----------     -----------
   Food and beverage                 $10,622,000     $11,244,000     $ 9,903,000
   Other                                 949,000       1,062,000         956,000
                                     -----------     -----------     -----------

                                     $11,571,000     $12,306,000     $10,859,000
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

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $180,000, $165,000 and $300,000, respectively, were made during the years ended December 31, 2001, 2000 and 1999.

Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated, except as noted below, utilizing the straight-line method over the estimated useful lives of the assets as follows:

Land improvements                                20 years
Buildings, riverboats and improvements        25-40 years
Operating equipment                             3-7 years

     Upon committing to proceed with the Aurora Casino expansion project (see
Note 1), management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets existed and no write down of its assets was required. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets ($10.7 million at December 31, 2001) to their estimated net realizable value at the time they will be removed from service. Consequently, depreciation expense during the year ended December 31, 2001 subsequent to the commencement of the expansion project increased by $21,543,000; such additional depreciation is expected to amount to approximately $10.7 million during 2002.

Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCA does not believe that any such events or changes occurred during the year ended December 31, 2001 except as noted above under the caption "Property and Equipment".

Accrued insurance -

     HCA is self insured for a portion of its general liability and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCA's ultimate liability may differ from the amounts accrued.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

Employee stock options -

     HCA has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCA has elected to account for employee-based compensation under Opinion 25 with the requisite additional disclosures included in Note 10.

Income taxes -

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid $18,088,000, $13,982,000 and $1,182,000 to HCC in connection with its current federal tax provisions for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, HCA paid state income taxes of $9,000, $2,503,000 and $878,000, respectively.

Recent Accounting Pronouncements -

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCA does not expect the adoption to have a material effect on its financial statements.

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in June 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in August 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCA does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its financial statements.

Reclassifications -

     Certain reclassifications have been made to the prior years' financial statements to conform to the 2001 financial statement presentation.

                          HOLLYWOOD CASINO-AURORA,INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

(3)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:

                                                      December 31,  December 31,
                                                          2001          2000
                                                      -----------   -----------

11.25% Promissory note to HCC, due on
   May 1, 2007 (a)                                    $81,007,000   $66,007,000
Promissory notes to bank (b)                              398,000     1,145,000
                                                      -----------   -----------

Total indebtedness                                     81,405,000    67,152,000
Less - current maturities                                (156,000)     (747,000)
                                                      -----------   -----------

Total long-term debt                                  $81,249,000   $66,405,000
                                                      ===========   ===========

----------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $29,007,000 replaced a previous intercompany note with HCC which accrued interest at the rate of 12.75% per annum. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract (see Note 6). During 2001, HCA borrowed an additional $15,000,000 from HCC under the note agreement in connection with the Aurora Casino expansion project (see Note 1). HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable each October 15 and April 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The lien is limited to the outstanding principal amount on the intercompany note to HCC.

(b) During September 1998, HCA entered into a bank loan agreement to borrow up to $2,000,000 on an unsecured basis. Borrowings under the agreement were payable in 36 monthly installments of $62,000 including interest at the rate of 7.5% per annum. The outstanding borrowings were repaid in 2001.

     During May 1999, HCA borrowed an additional $750,000 from the bank on an unsecured basis. The loan is payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum. The outstanding borrowing was repaid in March 2002.

                          HOLLYWOOD CASINO-AURORA,INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     As of December 31, 2001, future maturities of long-term debt are as follows:

2002            $   156,000
2003                168,000
2004                 74,000
2005                     --
2006                     --
Thereafter       81,007,000
                -----------

                $81,405,000
                ===========

     Interest paid, net of amounts capitalized in 2001, for the years ended December 31, 2001, 2000 and 1999 amounted to $7,716,000, $9,047,000 and
$5,434,000, respectively.

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

     The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both December 31, 2001 and 2000 in the amount of $27,358,000. Amortization expense with respect to these assets amounted to $909,000 during each of the years ended December 31, 2001, 2000 and 1999. Accumulated amortization at December 31, 2001 and 2000 with respect to these assets amounted to $8,543,000 and $7,634,000, respectively.

                          HOLLYWOOD CASINO-AURORA,INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     Future minimum lease payments under capital lease obligations as of December 31, 2001 are as follows:

2002                                                           $ 2,643,000
2003                                                             2,660,000
2004                                                             2,677,000
2005                                                             2,710,000
2006                                                             2,712,000
Thereafter                                                      13,318,000
                                                               -----------

Total minimum lease payments                                    26,720,000
Less - amount representing interest                             (8,858,000)
                                                               -----------

Present value of future minimum lease payments                  17,862,000
Current capital lease obligation                                (1,308,000)
                                                               -----------

Long-term capital lease obligation                             $16,554,000
                                                               ===========

     Operating Leases -

     HCA also leases property and operating equipment under various lease agreements accounted for as operating leases. Although most of the lease agreements are either cancellable or have initial terms of one year or less, certain other lease agreements expire at various dates through the year 2008 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include contingent rental payments based on levels of use; such contingent rentals have not been significant. Total rental expense amounted to $1,994,000, $1,526,000 and $1,084,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

     Future minimum lease payments as of December 31, 2001 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

2002          $159,000
2003           134,000
2004           125,000
2005           120,000
2006           120,000
Thereafter     239,000
              --------

              $897,000
              ========

                          HOLLYWOOD CASINO-AURORA,INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

(5)  Income Taxes

     HCA's provision for income taxes consists of the following:

                                          Year Ended December 31,
                                -----------------------------------------
                                    2001           2000           1999
                                ------------   ------------   -----------
Current (provision) benefit:
   Federal                      $(19,273,000)  $(15,830,000)  $   659,000
   State                            (199,000)    (1,952,000)   (1,229,000)
Deferred benefit (provision):
   Federal                         6,506,000       (556,000)      158,000
   State                             480,000        (84,000)       45,000
                                ------------   ------------   -----------

                                $(12,486,000)  $(18,422,000)  $  (367,000)
                                ============   ============   ===========

     A reconciliation between the calculated tax provision on income based on the statutory rates in effect and the effective tax rates for the years ended December 31, 2001, 2000 and 1999 follows:

                                                       Year Ended December 31,
                                             ---------------------------------------
                                                 2001           2000        1999
                                             ------------   ------------   ---------
Calculated income tax (provision)
   benefit at statutory rate                 $(12,837,000)  $(17,043,000)  $ 940,000
State income taxes, net of federal benefit        183,000     (1,344,000)   (781,000)
Political contributions and lobbying costs        (42,000)       (47,000)    (53,000)
Adjustments to prior years                        213,000             --    (430,000)
Other                                              (3,000)        12,000     (43,000)
                                             ------------   ------------   ---------
Tax provision as shown on statements
   of operations                             $(12,486,000)  $(18,422,000)  $(367,000)
                                             ============   ============   =========

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

                          HOLLYWOOD CASINO-AURORA,INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     The components of HCA's net deferred tax liability are as follows:

                                                        December 31,
                                                  ------------------------
                                                     2001          2000
                                                  ----------   -----------
Deferred tax assets:
   Allowance for doubtful accounts                $  298,000   $   345,000
   Other liabilities and reserves                  1,697,000     1,613,000
   Depreciation and amortization                     634,000            --
   Other                                              97,000       134,000
                                                  ----------   -----------

      Total deferred tax assets                    2,726,000     2,092,000
                                                  ----------   -----------

Deferred tax liabilities:
   Depreciation and amortization                          --    (6,352,000)
                                                  ----------   -----------

Net deferred tax asset (liability)                $2,726,000   $(4,260,000)
                                                  ==========   ===========

     Receivables and payables to HCC in connection with the aforementioned tax allocation agreements at December 31, 2001 and 2000 are as follows:

                                                         December 31,
                                                 --------------------------
                                                     2001           2000
                                                 -----------    -----------
Deferred tax assets                              $ 1,986,000   $ 1,745,000
Other noncurrent assets                              727,000            --
Due from affiliates                                       --        95,000
Due to affiliates                                 (1,090,000)           --
Deferred tax liabilities                                  --    (5,538,000)

     The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through 1998 in which HCA was included. The intercompany tax obligation under the tax sharing agreement and the net deferred tax asset (liability) have been adjusted to reflect the results of such examination.

(6)  Transactions with Related Parties

     Pursuant to a management services agreement which was terminated in October 1999 (see below), HCA paid base management and incentive fees to Pratt Management, L.P. ("PML"), a limited partnership. HCC was the general partner of PML; the limited partner of PML was a wholly owned subsidiary of Greate Bay Casino Corporation ("Greate Bay"), a Delaware corporation which is approximately 36%-owned by the Pratt Family. The base management fee was equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5,500,000 in any consecutive twelve

                          HOLLYWOOD CASINO-AURORA,INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

month period. The incentive fee was equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues less expenses other than depreciation, interest, amortization and income taxes). HCA incurred such fees totaling $7,730,000 during the period from January 1, 1999 through the October 13, 1999 termination date.

     During October 1999, HCC acquired the Greate Bay subsidiary which held the limited partnership interest in PML. HCA borrowed an additional $37,000,000 under its intercompany note with HCC (see Note 3) to acquire and terminate the management contract. Accordingly, as of October 13, 1999, HCA no longer paid a management fee. HCA reflected the $37,000,000 payment to terminate the management contract as an expense during 1999.

     HCA incurred interest with respect to its promissory note payable to HCC (see Note 3) amounting to $7,548,000, $7,426,000 and $4,424,000, respectively, for the years ended December 31, 2001, 2000 and 1999. Interest payable to HCC on such note amounted to $1,690,000 and $1,568,000, respectively, at December 31, 2001 and 2000 and is included in accrued interest payable on the accompanying balance sheets.

     HCA has acquired computer software and hardware from an entity which, prior to March 2002, was a subsidiary of Greate Bay. HCA entered into a new maintenance and support agreement with the Greate Bay subsidiary effective as of January 1, 2000 which provides for a monthly fee of $13,000 (subject to change upon 60 days written notice) plus additional services at rates charged by the Greate Bay subsidiary to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. In addition, HCA has been allocated certain other expenses from HCC and Greate Bay and is reimbursed by HCC and Greate Bay for certain administrative and other services it performs on their behalf. Such transactions resulted in net charges to HCA during the years ended December 31, 2001, 2000 and 1999 totaling $1,451,000, $776,000 and $504,000, respectively. At December 31, 2001 and 2000,
HCA had net payables of $335,000 and $89,000, respectively, in connection with such charges.

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

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

(9)  Employee Retirement Savings Plan

     HCA participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCA matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2001, 2000 and 1999, HCA expensed $417,000, $304,000 and $397,000, respectively, as company contributions to the plan.

(10) Stock Option Plan

     Certain HCA employees have been granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code and also provides for the granting of restricted stock. The 1996 Plan provides for the granting of 3,000,000 shares of Class A Common Stock of which 261,480 remain available for future grant as of December 31, 2001.

     The 1996 Plan is administered by a committee of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. All options granted through December 31, 2001 under the 1996 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2001, options to purchase 62,000 shares remain outstanding to employees of HCA, of which approximately 52% are at an exercise price of $1.25 per share; 28% are at exercise prices of between $7.00 and $9.03 per share and 20% are at an exercise price of $11.00 per share. Such options outstanding have a weighted average exercise price of $5.33 per share a remaining weighted average contractual life of 97 months.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

     The following table sets forth the activity of the 1996 Plan with respect to HCA employees:

                                            Year Ended December 31,
                         ------------------------------------------------------------
                                2001                 2000                 1999
                         ------------------   ------------------   ------------------
                                   Weighted             Weighted             Weighted
                                   Average              Average              Average
                                   Exercise             Exercise             Exercise
                         Options    Price     Options    Price     Options    Price
                         -------   --------   -------   --------   -------   --------
Outstanding options at
   beginning of year     52,000     $3.87     47,500     $ 1.25         --    $  --
   Options cancelled         --        --     (7,500)      1.25    (20,000)    1.25
   Options granted       15,000      9.03     15,000      10.33     67,500     1.25
   Options exercised     (5,000)     1.25     (3,000)      1.25         --       --
                         ------     -----     ------     ------    -------    -----
Outstanding options
   at end of year        62,000     $5.33     52,000     $ 3.87     47,500    $1.25
                         ======     =====     ======     ======    =======    =====
Exercisable options
   at end of year        19,000     $2.68     13,000     $ 1.25      9,500    $1.25

     HCA has elected to apply Opinion 25 with respect to accounting for options to its employees. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, net income (net of income taxes) for the years ended December 31, 2001 and 2000 would have decreased by approximately $31,000 and $7,000, respectively, and net loss (net of income taxes) for the year ended December 31, 1999 would have increased by approximately $4,000.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. The assumptions applied are set forth below:

                                             Year Ended December 31,
                                          ------------------------------
                                            2001       2000       1999
                                          --------   --------   --------
Risk free interest rate                        5.5%       6.8%       4.8%
Dividend yield                                  --         --         --
Expected life                              5 years    5 years    5 years
Volatility                                    58.6%      69.9%      54.8%
Weighted average fair value               $   3.78    $  4.93   $    .48

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

     Long-term debt - The fair value of HCA's long-term debt is estimated based
     --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current interest rates available to HCA for debt of similar remaining maturities.

     The estimated carrying amounts and fair values of HCA's financial instruments are as follows:

                                 December 31, 2001           December 31, 2000
                             -------------------------   -------------------------
                              Carrying                    Carrying
                               Amount      Fair Value      Amount      Fair Value
                             -----------   -----------   -----------   -----------
Financial Assets:
   Cash and cash
    equivalents              $21,443,000   $21,443,000   $21,164,000   $21,164,000

Financial Liabilities:
   Interest payable          $ 2,041,000   $ 2,041,000   $ 1,756,000   $ 1,756,000
   11.25% promissory note     81,007,000    87,510,000    66,007,000    67,964,000
   Promissory notes to bank      398,000       403,000     1,145,000     1,123,000

(12) Selected Quarterly Financial Data (Unaudited)

                                                      Quarter
                               -----------------------------------------------------
                                  First        Second         Third        Fourth
                               -----------   -----------   -----------   -----------
Year Ended December 31, 2001
   Net revenues                $53,355,000   $52,522,000   $54,300,000   $55,808,000
                               ===========   ===========   ===========   ===========

   Net income                  $ 7,552,000   $ 4,663,000   $ 5,578,000   $ 6,397,000
                               ===========   ===========   ===========   ===========

Year Ended December 31, 2000
   Net revenues                $50,647,000   $51,564,000   $52,796,000   $48,825,000
                               ===========   ===========   ===========   ===========

   Net income                  $ 8,229,000   $ 7,796,000   $ 8,687,000   $ 6,993,000
                               ===========   ===========   ===========   ===========

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of HWCC - Tunica, Inc.:

We have audited the accompanying consolidated balance sheets of HWCC - Tunica, Inc. (the Company and a Texas Corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of HWCC - Tunica, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                        ---------------------------
                                                            2001           2000
                                                        ------------   ------------
Current Assets:
   Cash and cash equivalents                            $ 19,922,000   $ 16,038,000
   Accounts receivable, net of allowances of
    $2,188,000 and $1,636,000, respectively                1,822,000      3,295,000
   Inventories                                               568,000        780,000
   Deferred income taxes                                     679,000      1,403,000
   Prepaid expenses and other current assets               1,052,000      1,182,000
   Due from affiliates                                        58,000        163,000
                                                        ------------   ------------

    Total current assets                                  24,101,000     22,861,000
                                                        ------------   ------------

Property and Equipment:
   Land and improvements                                   4,808,000      4,808,000
   Buildings                                              76,946,000     76,701,000
   Barges                                                  2,524,000      2,524,000
   Operating equipment                                    49,554,000     47,019,000
   Construction in progress                                  474,000         91,000
                                                        ------------   ------------

                                                         134,306,000    131,143,000
    Less - accumulated depreciation and amortization     (54,168,000)   (49,408,000)
                                                        ------------   ------------

   Net property and equipment                             80,138,000     81,735,000
                                                        ------------   ------------

Other Assets:
   Land rights                                             6,639,000      6,843,000
   Other assets                                            4,195,000      4,667,000
                                                        ------------   ------------

    Total other assets                                    10,834,000     11,510,000
                                                        ------------   ------------

                                                        $115,073,000   $116,106,000
                                                        ============   ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                     December 31,
                                             ---------------------------
                                                 2001           2000
                                             ------------   ------------
Current Liabilities:
   Current maturities of long-term debt      $    586,000   $  1,032,000
   Accounts payable                               911,000      1,829,000
   Accrued liabilities -
    Salaries and wages                          1,988,000      1,792,000
    Interest                                      437,000        437,000
    Gaming and other taxes                      1,282,000      1,473,000
    Insurance                                   2,194,000      1,986,000
    Other                                       2,907,000      2,856,000
   Due to affiliates                              695,000         61,000
   Other current liabilities                    1,812,000      1,375,000
                                             ------------   ------------

   Total current liabilities                   12,812,000     12,841,000
                                             ------------   ------------

Long-Term Debt                                 87,983,000     87,619,000
                                             ------------   ------------

Deferred Income Taxes                             679,000             --
                                             ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
   Common stock, $.01 par value
    per share; 100,000 shares authorized;
    1,000 shares issued and outstanding                --             --
   Additional paid-in capital                  22,637,000     22,637,000
   Accumulated deficit                         (9,038,000)    (6,991,000)
                                             ------------   ------------

    Total shareholder's equity                 13,599,000     15,646,000
                                             ------------   ------------

                                             $115,073,000   $116,106,000
                                             ============   ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,
                                          --------------------------------------------
                                              2001            2000            1999
                                          ------------    ------------    ------------
Revenues:
   Casino                                 $107,191,000    $108,529,000    $102,312,000
   Rooms                                    12,506,000      10,690,000      10,457,000
   Food and beverage                        16,802,000      16,656,000      15,274,000
   Other                                     1,762,000       1,462,000       1,542,000
                                          ------------    ------------    ------------

                                           138,261,000     137,337,000     129,585,000
   Less - promotional allowances           (40,058,000)    (37,468,000)    (32,941,000)
                                          ------------    ------------    ------------

      Net revenues                          98,203,000      99,869,000      96,644,000
                                          ------------    ------------    ------------

Expenses:
   Casino                                   70,594,000      69,865,000      65,402,000
   Rooms                                       908,000       1,102,000       1,161,000
   Food and beverage                         3,488,000       3,897,000       3,704,000
   Other                                       864,000         791,000       1,137,000
   General and administrative                5,567,000       5,173,000       5,679,000
   Termination of consulting agreement              --              --       3,329,000
   Depreciation and amortization             5,823,000       5,841,000       7,066,000
                                          ------------    ------------    ------------

      Total expenses                        87,244,000      86,669,000      87,478,000
                                          ------------    ------------    ------------

Income from operations                      10,959,000      13,200,000       9,166,000
                                          ------------    ------------    ------------

Non-operating income (expenses):
   Interest income                             299,000         280,000         340,000
   Interest expense                         (9,933,000)    (10,019,000)    (10,308,000)
   Equity in losses of unconsolidated
      affiliate                               (183,000)        (55,000)       (141,000)
   Gain (loss) on disposal of assets            27,000           5,000         (57,000)
                                          ------------    ------------    ------------

      Total non-operating expenses, net     (9,790,000)     (9,789,000)    (10,166,000)
                                          ------------    ------------    ------------

Income (loss) before income taxes            1,169,000       3,411,000      (1,000,000)
Income tax (provision) benefit              (3,216,000)       (375,000)        323,000
                                          ------------    ------------    ------------

Net (loss) income                         $ (2,047,000)   $  3,036,000    $   (677,000)
                                          ============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                   For the Three Years Ended December 31, 2001

                                Common Stock     Additional
                              ---------------      Paid-in       Accumulated
                              Shares   Amount      Capital         Deficit
                              ------   ------   ------------    ------------
BALANCES, January 1, 1999      1,000    $--     $ 34,637,000    $ (9,350,000)

   Net loss                       --     --               --        (677,000)
   Dividends                      --     --      (12,000,000)             --
                               -----    ---     ------------    ------------

BALANCES, December 31, 1999    1,000     --       22,637,000     (10,027,000)

   Net income                     --     --               --       3,036,000
                               -----    ---     ------------    ------------

BALANCES, December 31, 2000    1,000     --       22,637,000      (6,991,000)

   Net loss                       --     --               --      (2,047,000)
                               -----    ---     ------------    ------------

BALANCES, December 31, 2001    1,000    $--     $ 22,637,000    $ (9,038,000)
                               =====    ===     ============    ============

           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31,
                                                     ------------------------------------------
                                                         2001          2000            1999
                                                     -----------    -----------    ------------
OPERATING ACTIVITIES:
   Net (loss) income                                 $(2,047,000)   $ 3,036,000    $   (677,000)
   Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
      Depreciation and amortization                    5,823,000      5,841,000       7,066,000
      (Gain) loss on disposal of assets                  (27,000)        (5,000)         57,000
      Provision for doubtful accounts                  1,517,000      1,206,000         504,000
      Equity in losses of unconsolidated affiliate       183,000         55,000         141,000
      Deferred income tax provision (benefit)          2,125,000             --        (133,000)
      Increase in accounts receivable                    (44,000)    (1,779,000)     (2,625,000)
      (Decrease) increase in accounts payable and
         accrued expenses                               (654,000)     1,954,000         387,000
      Net change in other current assets and
         liabilities                                   1,303,000        560,000        (562,000)
      Net change in other noncurrent assets
         and liabilities                                 (60,000)        (5,000)         14,000
                                                     -----------    -----------    ------------

         Net cash provided by operating activities     8,119,000     10,863,000       4,172,000
                                                     -----------    -----------    ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                (4,020,000)    (3,682,000)     (6,415,000)
   Short-term investments                                     --             --       3,905,000
   Investment in unconsolidated affiliate               (160,000)            --         (45,000)
   Proceeds from sale of assets                           27,000          7,000          55,000
                                                     -----------    -----------    ------------

      Net cash used in investing activities           (4,153,000)    (3,675,000)     (2,500,000)
                                                     -----------    -----------    ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt            1,081,000        104,000      89,680,000
   Repayments of long-term debt                       (1,163,000)    (1,593,000)    (85,338,000)
   Dividends                                                  --             --     (12,000,000)
                                                     -----------    -----------    ------------

      Net cash used in financing activities              (82,000)    (1,489,000)     (7,658,000)
                                                     -----------    -----------    ------------

      Net increase (decrease) in cash and
         cash equivalents                              3,884,000      5,699,000      (5,986,000)
      Cash and cash equivalents at
         beginning of year                            16,038,000     10,339,000      16,325,000
                                                     -----------    -----------    ------------

      Cash and cash equivalents at end of year       $19,922,000    $16,038,000    $ 10,339,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization, Business and Basis of Presentation

     HWCC - Tunica, Inc. ("HCT") is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee. The facility (the "Tunica Casino") was completed and commenced operations on August 8, 1994 under the service mark Hollywood Casino(R). The Tunica Casino currently includes a casino with 54,000 square feet of gaming space, 505 hotel rooms and suites, a 123-space recreational vehicle park and related amenities. HCT's gaming license has been renewed by the Mississippi Gaming Commission through October 20, 2004.

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC-Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at December 31, 2001 and 2000.

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

     Promotional allowances consist of (1) the estimated value of rooms, food and beverage and other items provided to customers without charge and (2) the "cash back" feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying consolidated statements of operations and a corresponding amount has been deducted as promotional allowances. During 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs also be reported as a reduction to revenues rather than as an operating expense. Accordingly, all such costs for the current and prior year periods have been reported on the accompanying

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated statements of operations as promotional allowances instead of casino expenses as previously reported. This change results only in a reclassification within the consolidated statements of operations and does not affect consolidated income from operations or consolidated net (loss) income. Promotional allowances for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                2001          2000          1999
                            -----------   -----------   -----------
Complimentaries:
   Room                     $ 9,943,000   $ 7,548,000   $ 7,139,000
   Food and beverage         13,511,000    13,227,000    11,880,000
   Other                        833,000       535,000       444,000
Customer loyalty programs    15,771,000    16,158,000    13,478,000
                            -----------   -----------   -----------

                            $40,058,000   $37,468,000   $32,941,000
                            ===========   ===========   ===========

     The costs of complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2001, 2000 and 1999 are as follows:

                                2001          2000          1999
                            -----------   -----------   -----------
   Rooms                    $ 3,537,000   $ 3,188,000   $ 2,742,000
   Food and beverage         14,309,000    13,818,000    12,710,000
   Other                        761,000       590,000       438,000
                            -----------   -----------   -----------

                            $18,607,000   $17,596,000   $15,890,000
                            ===========   ===========   ===========

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,517,000, $1,206,000 and $504,000, respectively, were made during the years ended December 31, 2001, 2000 and 1999.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Hotel, dockside facilities and improvements               25-40 years
     Barges                                                       40 years
     Operating equipment                                         3-7 years

Land rights -

     Land rights are being amortized on a straight-line basis over the estimated useful life of the facility, which is less than the term of the ground lease including renewals (see Note 4); such amortization commenced with the opening of the Tunica Casino. Management presently intends to renew the ground lease at least through the estimated 40-year useful life of the facility. Accumulated amortization of such land rights amounted to $1,806,000 and $1,602,000, respectively, at December 31, 2001 and 2000.

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee stock options -

     HCT has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCT has elected to account for employee-based compensation under Opinion 25 with the requisite additional disclosures included in Note 10.

Income taxes -

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT made payments to HCC in lieu of federal income taxes amounting to $319,000, $33,000 and $288,000 during the years ended December 31, 2001, 2000 and 1999, respectively. HCT paid no state income taxes during 2001, 2000 or 1999.

Recent Accounting Pronouncements -

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCT does not expect the adoption to have a material effect on its consolidated financial statements.

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in June 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in August 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCT does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

Reclassifications -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                    December 31,   December 31,
                                                        2001          2000
                                                    ------------   ------------

11.25% Promissory note to HCC due May 1, 2007 (a)   $87,045,000    $87,045,000
Note payable to HCC (a)                                 329,000        329,000
Equipment loans (b)                                     245,000      1,188,000
Bank credit facility (c)                                950,000         89,000
                                                    -----------    -----------

      Total indebtedness                             88,569,000     88,651,000
   Less - current maturities                           (586,000)    (1,032,000)
                                                    -----------    -----------

      Total long-term debt                          $87,983,000    $87,619,000
                                                    ===========    ===========

----------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $84,045,000 replaced previous intercompany notes with HCC which accrued interest at the rate of 12.75% per annum. During October 1999, HCT borrowed an additional $3,000,000 available under the intercompany note with HCC as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement (see Note 6). Interest on advances is payable each April 15 and October 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (2) above is currently $81,007,000 and may be increased as a result of additional borrowings up to a maximum of $108,000,000.

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

(b) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 9% per annum and mature at various dates in 2002 and 2003.

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

     Scheduled payments of long-term debt as of December 31, 2001 are set forth below:

     2002                                       $   586,000
     2003                                           373,000
     2004                                           236,000
     2005                                                --
     2006                                                --
     Thereafter                                  87,374,000
                                                -----------

       Total                                    $88,569,000
                                                ===========

     Interest paid amounted to $9,933,000, $10,019,000 and $10,347,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

(4)  Operating Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1,100,000 per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. During 2001, 2000 and 1999, HCT expensed $4,354,000, $4,367,000 and $4,138,000, respectively, in connection with the ground lease.

     HCT leases property and operating equipment under various lease agreements accounted for as operating leases. Except for the ground lease discussed above, virtually all of the lease agreements are either cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on levels of use; such contingent rentals have not been significant. Total rental expense amounted to $1,126,000, $951,000 and $905,000, respectively, during the years ended December 31, 2001, 2000 and

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1999. Future minimum lease payments as of December 31, 2001 for such operating leases having an initial or remaining noncancelable lease term in excess of one year are $80,000 in 2002 and $40,000 in 2003.

(5)  Income Taxes

     HCT's (provision) benefit for income taxes consists of the following:

                                               Year Ended December 31,
                                          ------------------------------------
                                             2001          2000         1999
                                          -----------    ---------    --------

Federal income tax (provision) benefit:
   Current                                $(1,091,000)   $(375,000)   $190,000
   Deferred                                   (55,000)    (868,000)     54,000
Change in valuation allowance              (2,070,000)     868,000      79,000
                                          -----------    ---------    --------

                                          $(3,216,000)   $(375,000)   $323,000
                                          ===========    =========    ========

     State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

     A reconciliation between the calculated tax (provision) benefit based on the statutory rates in effect and the effective tax rates for the years ended December 31, 2001, 2000 and 1999 follows:

                                                       Year Ended December 31,
                                                ---------------------------------------
                                                   2001            2000         1999
                                                -----------    -----------    ---------
Calculated income tax (provision) benefit       $  (397,000)   $(1,160,000)   $ 340,000
Valuation allowance change                       (2,070,000)       868,000       79,000
Adjustments to prior years                         (685,000)            --      (32,000)
Disallowance of meals and entertainment             (61,000)       (50,000)     (38,000)
Other                                                (3,000)       (33,000)     (26,000)
                                                -----------    -----------    ---------

Tax (provision) benefit as shown on statement
  of operations                                 $(3,216,000)   $  (375,000)   $ 323,000
                                                ===========    ===========    =========

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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     At December 31, 2001, HCT has net operating loss carryforwards ("NOL's") totaling approximately $2,900,000, which do not begin to expire until the year 2010. Additionally, HCT has alternative minimum and other tax credits available totaling $1,439,000 and $402,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the near-term expectation of taxable losses, management has provided a valuation allowance to fully reserve the net deferred tax asset at December 31, 2001. Based on the taxable income earned by HCT during 2000 and 1999 (before non-recurring items), management believed that it was more likely than not that a portion of the NOL's and deferred tax assets would be utilized. Accordingly, a valuation allowance was established which resulted in the recording of a net deferred tax asset of $2,125,000 at December 31, 2000.

     The components of HCT's net deferred tax asset are as follows:

                                                         December 31,
                                                  --------------------------
                                                     2001           2000
                                                  -----------    -----------
Deferred tax assets:
   Net operating loss carryforwards               $   974,000    $ 1,251,000
   Alternative minimum tax credit carryforward      1,439,000        985,000
   Tax credit carryforwards                           402,000        326,000
   Allowance for doubtful accounts                    744,000        556,000
   Other liabilities and accruals                   1,570,000      1,546,000
                                                  -----------    -----------

      Total deferred tax assets                     5,129,000      4,664,000

Deferred tax liabilities:
      Depreciation and amortization                (1,506,000)      (986,000)
                                                  -----------    -----------

Net deferred tax asset                              3,623,000      3,678,000
Valuation allowance                                (3,623,000)    (1,553,000)
                                                  -----------    -----------

                                                  $        --    $ 2,125,000
                                                  ===========    ===========

     Receivables from (payables to) HCC in connection with HCT's federal income taxes are included in the accompanying consolidated financial statements as follows:

                                                         December 31,
                                                  --------------------------
                                                     2001           2000
                                                  ------------   -----------
Due from affiliates                                $      --      $  136,000
Deferred income taxes                                679,000       1,403,000
Other noncurrent assets                                   --         722,000
Due to affiliates                                   (637,000)             --
Noncurrent liabilities                              (679,000)             --

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Internal Revenue Service recently completed its examination of the consolidated federal income tax returns of HCC for the years 1993 through 1998 in which HCT was included. The intercompany tax receivable (payable) under the tax sharing agreement and the net deferred tax asset have been adjusted to reflect the results of such examination.

(6)  Transactions with Related Parties

     Pursuant to a consulting agreement which was terminated during October 1999, HCT incurred a monthly consulting fee of $100,000 to Pratt Casino Corporation ("PCC"), an affiliated company. During October 1999, HCC acquired all of the common stock of PCC. HCT borrowed an additional $3,329,000 from HCC (see Note 3) to acquire and terminate the consulting agreement. Accordingly, as of October 13, 1999, HCT no longer paid a consulting fee; such fee amounted to $939,000 during 1999 prior to the termination date. HCT reflected the $3,329,000 payment to terminate the consulting agreement as an expense during 1999.

     HCT entered into a Computer Services Agreement with Advanced Casino Systems Corporation ("ACSC") which was renewed through December 31, 1999. Prior to March 2002, ACSC was an affiliated with HCT through common officers and directors. The agreement provided, among other things, that ACSC sell HCT computer hardware and information systems equipment and license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month and reimbursed ACSC for its direct costs and expenses incurred under the agreement. HCT entered into a new maintenance and support agreement with ACSC effective as of January 1, 2000 which provides for a monthly fee of $14,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. ACSC also performs and bills HCT for certain administrative and marketing services. Total charges incurred by HCT amounted to $849,000, $390,000 and $776,000, respectively, for the years ended December 31, 2001, 2000 and 1999. At December 31, 2001 and 2000, HCT had payables of $18,000 and $42,000, respectively, included in due to affiliates on the accompanying consolidated balance sheets with respect to such charges.

     HCT is charged for certain legal, accounting, and other expenses incurred by HCC and its subsidiaries that relate to HCT's business. HCT also bills HCC and its subsidiaries for services provided to those companies. For the years ended December 31, 2001, 2000 and 1999, such transactions resulted in net charges to HCT totaling $178,000, $137,000 and $158,000, respectively. At December 31, 2001 and 2000, intercompany balances with respect to such charges were not significant.

(7)  Mississippi Regulatory Matters

     Gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission. Under the provisions of the Mississippi gaming regulations, HCT is required to maintain all necessary licenses. The ownership license for the Tunica Casino has been renewed through

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 20, 2004. If it were determined that gaming laws were violated by a licensee, the gaming licenses held by each licensee could be limited, conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

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

(9)  Employee Retirement Savings Plan -

     HCT participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCT matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2001, 2000 and 1999, HCT expensed $203,000, $187,000 and $176,000, respectively, as company contributions to the plan

(10) Stock Option Plan

     Certain HCT employees have been granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code and also provides for the granting of restricted stock. The 1996 Plan provides for the granting of 3,000,000 shares of Class A Common Stock of which 261,480 remain available for future grant as of December 31, 2001.

     The 1996 Plan is administered by a committee of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. All options granted through December 31, 2001 under the 1996 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2001, options to purchase 38,200 shares remain outstanding to employees of HCT, of which approximately 79% are at an exercise price of $1.25 per share; 14% are at an exercise price of $7.00 per share and 7% are at an exercise price of $11.00 per share. Such options outstanding have a weighted average exercise price of $2.75 per share and a remaining weighted average contractual life of 91 months.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table sets forth the activity of the 1996 Plan with respect to HCT employees:

                                            Year Ended December 31,
                         ------------------------------------------------------------
                                2001                 2000                 1999
                         ------------------   ------------------   ------------------
                                   Weighted             Weighted             Weighted
                                    Average              Average              Average
                                   Exercise             Exercise             Exercise
                         Options     Price    Options     Price    Options     Price
                         -------   --------   -------   --------   -------   --------
Outstanding options at
   beginning of year     42,000      $2.61     34,000     $1.25        --      $  --
   Options cancelled     (1,680)      1.25         --        --    (4,000)      1.25
   Options granted           --         --      8,000      8.40    38,000       1.25
   Options exercised     (2,120)      1.25         --        --        --         --
                         ------      -----     ------     -----    ------      -----
Outstanding options
   at end of year        38,200      $2.75     42,000     $2.61    34,000      $1.25
                         ======      =====     ======     =====    ======      =====
Exercisable options
   at end of year        21,960      $2.32     15,680     $2.01     6,800      $1.25

     HCT has elected to apply Opinion 25 with respect to accounting for options to its employees. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, net loss for the years ended December 31, 2001 and 1999 would have increased by approximately $18,000 and $5,000, respectively, and net income for the year ended December 31, 2000 would have decreased by approximately $10,000.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. There were no grants made during the year ended December 31, 2001. The assumptions applied are set forth below:

                              Year Ended December 31,
                              -----------------------
                                  2000         1999
                              -----------    --------

Risk free interest rate               6.8%        4.8%
Dividend yield                         --          --
Expected life                   4-5 years     5 years
Volatility                           69.9%       54.8%
Weighted average fair value    $     4.10    $    .48

(11) Supplemental Cash Flow Information

     During 2001, HCT converted $216,000 of receivables from Tunica Golf Course LLC, its equity investment, to an additional investment in the limited liability company. The contribution has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

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

     The estimated carrying amounts and fair values of HCT's financial instruments are as follows:

                                       December 31, 2001            December 31, 2000
                                   -------------------------   -------------------------
                                     Carrying                    Carrying
                                      Amount      Fair Value      Amount      Fair Value
                                   -----------   -----------   -----------   -----------
Financial Assets
   Cash and cash equivalents       $19,922,000   $19,922,000   $16,038,000   $16,038,000

Financial Liabilities
   Interest payable                $   437,000   $   437,000   $   437,000   $   437,000
   11.25% Promissory Note to HCC    87,045,000    94,033,000    87,045,000    89,626,000
   Note payable to HCC                 329,000       356,000       329,000       338,000
   Equipment loans                     245,000       244,000     1,188,000     1,188,000
   Bank credit facility                950,000       953,000        89,000        88,000

(13) Selected Quarterly Financial Data (Unaudited)

                                                       Quarter
                                -----------------------------------------------------
                                   First         Second        Third         Fourth
                                -----------   -----------   -----------   -----------
Year Ended December 31, 2001:
   Net revenues                 $25,188,000   $25,020,000   $25,035,000   $22,960,000
                                ===========   ===========   ===========   ===========

   Net income (loss)            $   330,000   $   161,000   $   118,000   $(2,656,000)
                                ===========   ===========   ===========   ===========

Year Ended December 31, 2000:
   Net revenues                 $24,805,000   $24,520,000   $26,348,000   $24,196,000
                                ===========   ===========   ===========   ===========

   Net income                   $ 1,127,000   $   385,000   $ 1,330,000   $   194,000
                                ===========   ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     HCC and HCT had no disagreements with their independent accountants to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth below concerning the directors, executive officers and certain key employees of Hollywood Casino Corporation (the "Company").

                    Name                          Age                       Position
-----------------------------------------------   ---   ----------------------------------------------------
Edward T. Pratt III ...........................    46   Chief Executive Officer, President and Chairman of
                                                        the Board of Directors

Paul C. Yates .................................    40   Executive Vice President, Chief Financial Officer,
                                                        Treasurer and Assistant Secretary

G. Patt Medchill ..............................    51   Executive Vice President of Operations

Walter E. Evans ...............................    38   Executive Vice President, General Counsel and
                                                        Secretary

Donald A. Shapiro..............................    50   Vice President, Deputy General Counsel and Assistant
                                                        Secretary

Charles F. LaFrano III.........................    47   Vice President of Finance and Assistant Secretary

Catherine A. Whitney...........................    46   Vice President of Human Resources and Administration

Oliver B. Revell III...........................    63   Director

James A. Colquitt .............................    83   Director

Theodore H. Strauss ...........................    77   Director

Jack E. Pratt .................................    75   Director

Edward T. Pratt, Jr. ..........................    78   Director

William D. Pratt ..............................    73   Director

Business Experience for the Past Five Years

     Edward T. Pratt III has served on the Board of Directors of the Company since 1992. In August 2001, Mr. Pratt was elected Vice Chairman of the Board of Directors and Chief Executive Officer of the Company and in October 2001, he was elected Chairman of the Board of Directors. From 1992 to July 1993, he served as Vice President of the Company; from July 1993 to May 1995, he served as Executive Vice President of the Company; and since May 1995, Mr. Pratt has served as President and Chief Operating Officer of the Company. Mr. Pratt served as Executive Vice President-Development and Corporate Affairs of Greate Bay Casino Corporation ("Greate Bay") for more than five years until November 1995 when he was elected President and Chief Operating Officer. Prior to 1997, Greate Bay was an approximately 80%-owned subsidiary of the Company and continues to be approximately 35%- owned by members of the Pratt family. On December 28, 2001, Greate Bay filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. He also served until his resignation from such positions on January 2, 1998 as President, Chief Operating Officer and a director of GB Holdings, Inc. ("Holdings"), as Executive Vice President and a director of GB Property Funding Corp. ("GB Funding") and as a director of Greate Bay Hotel and Casino, Inc. ("GBHC"). On January 5, 1998, these three Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt was elected Executive Vice President and Secretary of Pratt Casino Corporation ("PCC"), PRT Funding Corp. ("PRT Funding") and New Jersey Management, Inc. ("NJMI") on January 2, 1998 and served in such positions at the time of the filings by these Greate Bay subsidiaries of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999. He also served as President, Chief Operating Officer and a director of PCC and as Executive Vice President and a director of PRT Funding from September 1993 to January 1, 1998. Mr. Pratt also served as Vice President and Assistant Treasurer of Pratt Hollywood, Inc. ("PHI") prior to his resignation from such positions in July 2000. On June 30, 2000, this Greate Bay subsidiary filed a petition for liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. Pratt has also served for more than five years as Vice President of PPI Corporation, as Vice President and Assistant Treasurer of PCPI Funding Corp. ("PCPI Funding") and as Executive Vice President and a director of PPI Funding Corp. ("PPI Funding"). He was elected a director of PPI Corporation in January 1998. Prior to June 1998, he also served as Assistant Treasurer of PPI Corporation and subsequently served as Assistant Secretary. On December 28, 2001, PPI Corporation, PCPI Funding and PPI Funding filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

     Paul C. Yates has served as Executive Vice President and Chief Financial Officer of the Company since May 1998. In August 2001, he was elected to the additional position of Treasurer of the Company. Prior to August 1997, Mr. Yates served as managing director with Bear, Stearns & Co. Inc. for a period of more than five years. Bear, Stearns & Co. served as an underwriter with respect to the Company's May 1999 offering of its 11 1/4% Senior Secured Notes due in 2007 and Floating Rate Senior Secured Notes due in 2006 and was an initial purchaser of the 13% First Mortgage Notes, with contingent interest, issued in August 1999 by Hollywood Casino Shreveport (the "Shreveport Partnership"), an effectively 100%-owned partnership which developed, constructed and owns a dockside casino and hotel complex in Shreveport, Louisiana (the "Shreveport Casino").

     G. Patt Medchill has served as Executive Vice President of Operations of the Company since May 2001. He also serves as Executive Vice President and General Manager of the Company's casino facility in Aurora, Illinois (the "Aurora Casino") and has held that position since June 1999. From February 1994 until June 1999, Mr. Medchill was the Senior Vice President of Casino Operations and Marketing at the Aurora Casino.

     Walter E. Evans was elected Executive Vice President, Secretary and General Counsel of the Company in August 2001. He served as Vice President, Deputy General Counsel and Assistant Secretary of the Company from May 2000 until August 2001. From July 1995 until May 2000, Mr. Evans held the position of Associate General Counsel with the Company.

     Donald A. Shapiro was elected Vice President, Deputy General Counsel and Assistant Secretary of the Company in August 2001. He previously served as Associate General Counsel of the Company from 1991 until August 2001.

     Catherine A. Whitney was elected Vice President of Human Resources and Administration in February 2001. She previously served as Director of Corporate Insurance for more than five years.

     Charles F. LaFrano III has served as Vice President of Finance of the Company since 1994 and has served as Vice President and Assistant Secretary of Greate Bay for more than five years. On December 28, 2001, Greate Bay filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. Mr. LaFrano also served until his resignation from such positions on January 2, 1998 as Vice President and Assistant Secretary of Holdings and GB Funding. On January 5, 1998, these Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. LaFrano served until his resignation from such positions in January 1998 as Vice President and Assistant Secretary of PCC and PRT Funding. On May 25, 1999, PCC and PRT Funding filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. LaFrano has also served for more than five years as Vice President of PCPI Funding and as Vice President and Assistant Secretary of PPI Funding. On December 28, 2001, these Greate Bay subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

     Oliver B. Revell III was elected to fill an existing vacancy on the Board of Directors on September 12, 1997. From August 2001 to October 2001, Mr. Revell served as Chairman of the Board of Directors of the Company. Mr. Revell has been President of Revell Group International, Inc., a security consulting business, since September 1994. From May 1991 until September 1994, Mr. Revell was a Special Agent in Charge for the Federal Bureau of Investigation.

     James A. Colquitt is self-employed as an insurance consultant and was elected to the Board of Directors of the Company in December 1995. Until 1983, Mr. Colquitt was Chairman of the Board of Colquitt, Owens & Stephens, a general insurance agency based in Marietta, Georgia.

     Theodore H. Strauss has served on the Board of Directors of the Company since 1993. Mr. Strauss has been a Senior Managing Director of Bear, Stearns & Co. Inc., a leading national investment banking firm, for more than five years. Bear Stearns & Co. served as an underwriter with respect to the Company's May 1999 offering of its 11 1/4% Senior Secured Notes due in 2007 and Floating Rate Senior Secured Notes due in 2006 and was an initial purchaser of the Shreveport Partnership's 13% First Mortgage Notes, with contingent interest, issued in August 1999. He also serves on the Board of Directors and is Chairman of the Executive Committee of Texas Capital Bankshares and serves on the Boards of Directors of Clear Channel Communications, Inc. and Sizeler Property Investors, Inc.

     Jack E. Pratt has served as a director of the Company since 1990. He also served as Chief Executive Officer and Chairman of the Board from 1993 until August 2001. From 1990 to May 1995, he also served as President of the Company. Mr. Pratt also served as Chairman of the Board and Chief Executive Officer of Holdings and GBHC and as Chairman of the Board, President and Chief Executive Officer of GB Funding until his resignation from such positions on January 2, 1998. On January 5, 1998, these three Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt served until his resignation from such positions in January 1998 as Chairman of the Board and Chief Executive Officer of PCC, Chairman of the Board, President and Chief Executive Officer of PRT Funding and Chairman of the Board and President of NJMI. On May 25, 1999, these three Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served as President and a director of PHI, BPHC Acquisition, Inc. ("Acquisition") and BPHC Parking Corp. ("Parking") prior to his resignation from such positions in July 2000. On June 30, 2000, these three subsidiaries of Greate Bay filed petitions for liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. Pratt also served as Chairman of the Board and Chief Executive Officer of Greate Bay prior to his resignation from such positions on January 2, 1998. He has also served for more than five years as President and a director of both PPI Corporation and PCPI Funding and as Chairman of the Board and Chief Executive Officer of PPI Funding. On December 28, 2001, Greate Bay and these three subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

     Edward T. Pratt, Jr. has served as a director of the Company since 1990. He also served as Vice President and Treasurer of the Company from 1990 until August 2001. Mr. Pratt has also served for more than five years as Vice Chairman of the Board of Directors, Treasurer and Assistant Secretary of Greate Bay. On December 28, 2001, Greate Bay filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served until his resignation from such positions on January 2, 1998 as Vice Chairman of the Board of Directors of Holdings and GB Funding and as a director of GBHC. On January 5, 1998, these three Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt was elected Chief Financial Officer, Principal Accounting Officer and a director of PCC, PRT Funding and NJMI on January 2, 1998 and served in such positions at the time of the filings by these Greate Bay subsidiaries of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999. He also served as Vice Chairman of the Board of Directors of PCC and PRT Funding and as Executive Vice President,

Treasurer and a director of NJMI for more than five years prior to January 1, 1998. Mr. Pratt also served as Vice President, Treasurer and a director of PHI and as a director of Acquisition and Parking prior to his resignation from such positions in July 2000. On June 30, 2000, these three subsidiaries of Greate Bay filed petitions for liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. Pratt has also served for more than five years as Vice President, Treasurer and a director of both PPI Corporation and PCPI Funding and as Vice Chairman of the Board of PPI Funding. On December 28, 2001, these three Greate Bay subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

     William D. Pratt has served as a director of the Company since 1990. He also served as Executive Vice President and Secretary of the Company from 1990 until August 2001 and as General Counsel of the Company from 1990 until 1994 and from 1995 until August 2001. Mr. Pratt has also served for more than five years as Executive Vice President, General Counsel, Secretary and as a director of Greate Bay. On December 28, 2001, Greate Bay filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served until his resignation from such positions on January 2, 1998 as Executive Vice President, General Counsel and Secretary of Holdings and GB Funding and as a director of GBHC. On January 5, 1998, these three Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served until his resignation from such positions in January 1998 as Executive Vice President, General Counsel, Secretary and a director of PCC and PRT Funding and as Vice President, Secretary and a director of NJMI. On May 25, 1999, these three Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. He also served as Vice President, Secretary and a director of PHI and as a director of Acquisition and Parking for more than five years and as Secretary of Acquisition and Parking since June 1998 until his resignation from such positions in July 2000. On June 30, 2000, these three subsidiaries of Greate Bay filed petitions for liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. Pratt has also served for more than five years as Vice President, Secretary and a director of both PPI Corporation and PCPI Funding and as Executive Vice President, General Counsel, Secretary and a director of PPI Funding. On December 28, 2001, these three Greate Bay subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors, officers and certain stockholders to file with the Securities and Exchange Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely on reviews of these filings furnished to the Company during the year ended December 31, 2001 and through April 15, 2002, the Company has determined that there were no late filings of statements of changes in beneficial ownership.

Family Relationships

     Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt are brothers (the "Pratt Brothers"). Edward T. Pratt III, Chief Executive Officer, President and Chairman of the Board of Directors of the Company, is the son of Edward T. Pratt, Jr. There are no other family relationships between any of the directors and any executive officers of the Company or its subsidiaries or affiliates.

ITEM 11. EXECUTIVE COMPENSATION

     Summary of Cash and Certain Other Compensation

     The following table provides certain summary information for the fiscal years ended December 31, 2001, 2000 and 1999 concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of (1) the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company determined as of the end of the last fiscal year, (2) the Company's former Chief Executive Officer who served in such capacity until August 2001 and (3) other former executive officers who would have been included among the four most highly compensated executive officers of the Company, but were no longer executive officers of the Company as of the end of the last fiscal year (collectively referred to hereafter as the "named executive officers"):

                                                     Annual Compensation               Long-Term
                                            --------------------------------------   Compensation
                                                                   Other Annual         Awards/        All Other
    Name and Principal Position      Year    Salary      Bonus    Compensation (1)      Options     Compensation (2)
----------------------------------   ----   --------   --------   ----------------   ------------   ----------------
Edward T. Pratt III                  2001   $500,000   $212,650      $1,068,750              --        $    4,250
   Chief Executive Officer and       2000    486,162    355,579              --         100,000             4,250
   President                         1999    425,000    284,749              --         450,000             4,000

Paul C. Yates                        2001    299,038    100,000              --              --             4,250
   Executive Vice President,         2000    274,038    167,200          53,750          50,000             4,250
   Chief Financial Officer and       1999    250,000    114,510              --          50,000               486
   Treasurer

G. Pat Medchill                      2001    335,000    100,000              --              --             4,250
   Executive Vice President          2000    308,775     90,489              --              --             4,250
   of Operations                     1999    291,223     88,420              --          25,000             4,250

Walter E. Evans                      2001    180,000     45,833              --              --             4,250
   Executive Vice President,         2000    173,904     61,307              --          15,000             4,250
    General Counsel and              1999    155,000     60,000              --          25,000             4,000
  Secretary

Donald A. Shapiro                    2001    172,500     57,500              --              --             2,550
   Vice President, Deputy General    2000    172,004     60,160              --          10,000             3,555
   Counsel and Assistant Secretary   1999    159,600     70,000              --          15,000             2,400

Jack E. Pratt                        2001    710,000         --       1,113,750              --         1,475,456
   Former Chief Executive            2000    710,000    504,945              --         125,000             4,250
   Officer                           1999    645,000    284,749              --         450,000            29,610

Edward T. Pratt, Jr                  2001    351,000     50,000              --              --           803,767
   Former Vice President             2000    351,000    105,894              --              --             4,250
   and Treasurer                     1999    325,000    122,145              --          25,000             4,000

William D. Pratt                     2001    319,000         --              --              --           691,447
   Former Executive Vice             2000    319,000    105,894              --          15,000             4,250
   President, General Counsel        1999    295,000    122,145              --              --            16,815
   and Secretary

----------
(1) Other annual compensation reflects the difference between the fair market value of the Common Stock of the Company acquired by exercise of stock options and the exercise price of the stock options by the named executive officer.

(2) Includes matching contributions by the Company to The Hollywood Casino Corporation Retirement Savings Plan on behalf of the named executive officer. Amounts set forth above for the Pratt Brothers include pension benefit accruals on their behalf (see "Employment Contracts" below). As a result of the changes in executive responsibilities, the Company accrued all remaining salary obligations and the present value of the consulting payment obligations set forth in the employment agreements. Such accrual resulted in a charge to operations amounting to $2,848,000 for the year ended December 31, 2001.

     The amounts included in the above table for the Pratt Brothers for the year ended December 31, 2001 are set forth below:

                                Jack E. Pratt   Edward T. Pratt, Jr.   William D. Pratt
                                -------------   --------------------   ----------------
     Remaining salary accrual     $  734,521          $235,274             $203,274
     Consulting fee accrual          730,217           508,896              435,871
     Pension benefit accrual           6,468            55,347               48,052
     Matching contribution             4,250             4,250                4,250
                                  ----------          --------             --------

        Totals                    $1,475,456          $803,767             $691,447
                                  ==========          ========             ========

Option Grants in Last Fiscal Year

     There were no grants of stock options under either the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan") or the Hollywood Casino Corporation 1992 Stock Option Plan (the "1992 Plan") to the named executive officers during the fiscal year ended December 31, 2001.

Option Exercises and Holdings

     The following table provides information, with respect to the named executive officers, concerning options outstanding under the 1992 Plan and the 1996 Plan during the fiscal year ended December 31, 2001 and unexercised options held as of December 31, 2001:

                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                             1992 PLAN AND 1996 PLAN
                             -----------------------

                                                                                             Value of Unexercised
                                                                                            In-the-Money Options at
                                                                Number of Securities        FY-End (Market Price of
                                         Value Realized        Underlying Unexercised      Shares at FY-End ($10.50)
                            Shares      (Market Price at         Options at FY End           Less Exercise Price)
                           Acquired        Exercise Less    ---------------------------   ---------------------------
    Name                  on Exercise     Exercise Price)   Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------------   -----------   -----------------   -----------   -------------   -----------   -------------
Edward T. Pratt III         150,000        $1,068,750         770,000         80,000      $6,736,875      $435,000
Paul C. Yates .........          --                --         114,000        126,000         961,250       969,688
G. Pat Medchill .......          --                --          15,000         10,000         138,750        92,500
Walter E. Evans .......          --                --          18,000         22,000         155,063       157,750
Donald A. Shapiro .....          --                --          11,000         14,000          94,125        99,000
Jack E. Pratt (1)(2) ..     150,000         1,113,750         775,000        100,000       6,764,063       543,750
Edward T. Pratt, Jr ...          --                --              --             --              --            --
William D. Pratt (2) ..          --                --           1,500         12,000           8,156        65,250

----------
(1) In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that Jack E. Pratt breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under Mr. Pratt's employment agreement with the Company. The lawsuit may also affect the ability of Mr. Pratt to exercise stock options previously granted to him.

(2) In addition to the action described in Note (1) above, the Company also filed a lawsuit in February 2002 in U.S. District Court in Texas against a number of individuals and their affiliates, including Jack E. Pratt and William D. Pratt, alleging violations of the federal securities laws. Such allegations include the failure to properly report that the defendants and their affiliates have been acting in concert as a group in connection with a planned proxy contest at the next annual shareholders' meeting and that certain affiliates have acquired common stock of the Company while in possession of material non-public information regarding the Company. The Company seeks multiple remedies, including requiring the defendants to truthfully and accurately report their activities, as well as seeking an order to enjoin the defendants from further purchases of stock and from voting their shares of stock.

Employment Contracts and Change-in-Control Arrangements

     Edward T. Pratt III, Chief Executive Officer and President of the Company, serves in such positions under an employment contract as amended effective as of January 1, 2002 and continuing through December 31, 2005, unless sooner terminated. The terms of Mr. Pratt's agreement provide for a minimum annual base compensation of $600,000 during 2002, subject to annual review and increase by the Compensation Committee of the Board of Directors of the Company. In addition, Mr. Pratt participates in Company incentive bonus plans with a minimum annual "target bonus" of $350,000. In the event of Mr. Pratt's death or disability, the Company will pay Mr. Pratt's base salary (at the highest rate in effect during the last twelve months) and "target bonus" amount to his named beneficiary for a period of three years after termination of his employment. In the event of a Change of Employment, Change of Control or a Termination Without Cause (in each case as defined in the employment contract), the agreement provides that Mr. Pratt will receive (1) his base salary (at the highest rate in effect during the last twelve months) and his "target bonus" amount for three years after the termination of his employment payable in a lump sum together with (2) the continued right to receive benefits in any of the Company's benefit plans (including, without limitation, self employment retirement plan credit for age and years of service with the Company) for a period of three years after termination or, at the Company's option, a cash payment equal to the after-tax value of such benefits. The employment contract also precludes Mr. Pratt, in certain circumstances, from competing during his employment with the Company and for the one-year period following termination of his employment.

     Paul C. Yates, Executive Vice President, Chief Financial Officer and Treasurer of the Company, serves in such positions under an employment contract as amended effective as of January 1, 2002 and continuing, unless sooner terminated, until December 31, 2004. The terms of Mr. Yates' agreement provide for a minimum annual base compensation of $425,000 during 2002, subject to annual review and increase by the Compensation Committee of the Board of Directors of the Company. In addition, Mr. Yates participates in Company incentive bonus plans with a minimum annual "target bonus" of $200,000. In the event of Mr. Yates' death, the Company will continue to pay his salary and "target bonus" to his named beneficiary for a period of one year after his death. In the event of the termination of the contract by the Company Without Cause (as defined in the contract) or by Mr. Yates following a Change of Employment (as defined in the contract), other than such a termination, in either such case, occurring in connection with or after a Change of Control (as defined in the contract and as described below), the contract provides that Mr. Yates will receive (1) his base salary (at the highest rate in effect during the last twelve months) and his "target bonus" amount for two years after the termination of his employment payable in a lump sum together with (2) the continued right to receive benefits in any of the Company's benefit plans (including, without limitation, self employment retirement plan credit for age and years of service with the Company) for a period of two years after termination or, at the Company's option, a cash payment equal to the after-tax value of such benefits. In the event of the termination of the contract by the Company without Cause or by Mr. Yates following a Change of Employment, in either such case, occurring after a Change of Control (as defined in the contract), the contract provides that Mr. Yates will receive the same termination benefits described in (1) and (2) above for a period of two and one-half years. In the event that Mr. Yates' employment is not terminated during the first six months following a Change of Control and, absent a Change of Employment, he will still have the ability to terminate his employment at any time following such six month period and will receive the termination benefits described in (1) and (2) above for a period of one and one-half years reduced for any salary and benefits received for any period subsequent to the six month anniversary of the Change of Control date. The employment contract also precludes Mr. Yates, in certain circumstances, from competing during his employment with the Company and for the one-year period following termination of his employment.

     G. Patt Medchill, Executive Vice President of Operations of the Company, serves in such positions under an employment contract dated as of May 1, 2001 and continuing through July 1, 2003 unless sooner terminated. The terms of Mr. Medchill's agreement provide for a minimum annual base salary effective May 1, 2001 of $285,000, increasing to $300,000 per annum on May 1, 2002. In addition, Mr. Medchill participates in Company incentive bonus plans subject to a minimum annual bonus of $25,000. In the event of a termination without cause, the agreement provides that Mr. Medchill will receive the remaining compensation under his employment contract together with reimbursement for a six month period of normal and customary costs incurred in relocating.

     Walter E. Evans, Executive Vice President, General Counsel and Secretary of the Company, serves in such positions under an employment contract as amended effective as of January 1, 2002 and continuing, unless sooner terminated, until December 31, 2004. The terms of Mr. Evans' contract provide for a minimum annual base compensation of $300,000 during 2002, subject to annual review and increase by the Compensation Committee of the Board of Directors of the Company. In addition, Mr. Evans participates in Company incentive bonus plans with a minimum annual "target bonus" of $150,000. In the event of Mr. Evans' death, the Company will continue to pay his salary and "target bonus" to his named beneficiary for a period of one year after his death. In the event of the termination of the contract by the Company Without Cause (as defined in the contract) or by Mr. Evans following a Change of Employment (as defined in the contract), other than such a termination, in either such case, occurring in connection with or after a Change of Control or Special Change of Control (each, as defined in the contract and as described below), the contract provides that Mr. Evans will receive (1) his base salary (at the highest rate in effect during the last twelve months) and his "target bonus" amount for a period of two years after the termination of his employment payable in a lump sum together with (2) the continued right to receive benefits in any of the Company's benefit plans (including, without limitation, self employment retirement plan credit for age and years of service with the Company) for a period of two years after termination or, at the Company's option, a cash payment equal to the after-tax value of such benefits. In the event of the termination of the contract by the Company without Cause or by Mr. Evans following a Change of Employment, in either such case, occurring in connection with or after a Change of Control, the contract provides that Mr. Evans will receive the same termination benefits described in (1) and (2) above for a period of two and one-half years. However, upon the occurrence of a Special Change of Control, the termination benefits described in (1) above would be for a period of one year with an additional year of employment at his current salary, target bonus and benefits. In the event of the termination of the contract by the Company without cause or by Mr. Evans following a Change of Employment, in either such case, occurring after a Special Change of Control, the contract provides that Mr. Evans would receive the remaining amounts owed to him under (1) above and the termination benefits described in (2) above would be for a period of two years following the Special Change of Control. In the event that Mr. Evans' employment is not terminated during the first six months following a Change of Control, he will have the ability to terminate his employment at any time following such six month period and will receive the termination benefits described in (1) and (2) above for a period of one and one-half years reduced for any salary and benefits received for any period subsequent to the six month anniversary of the Change of Control date. The employment contract also precludes Mr. Evans, in certain circumstances, from competing during his employment with the Company and for the one-year period following termination of his employment.

     Donald A. Shapiro, Vice President, Deputy General Counsel and Assistant Secretary of the Company, serves in such positions under an employment contract effective as of January 1, 2002 and continuing, unless sooner terminated, until December 31, 2003. The terms of Mr. Shapiro's agreement provide for a minimum annual base compensation of $225,000 during 2002, subject to annual review and increase by the Compensation Committee of the Board of Directors of the Company. In addition, Mr. Shapiro participates in Company incentive bonus plans with a minimum annual "target bonus" of $70,000. In the event of a Change of Employment or a Termination Without Cause (in each case as defined in the employment contract), the agreement provides that Mr. Shapiro will receive his base salary then in effect and his "target bonus" amount for the remainder of the term of his employment agreement payable in a lump sum. In the event of a Change of Control, as defined in the employment contract, wherein Mr. Shapiro's employment is not terminated during the first six months following such Change of Control, he will have the ability to terminate his employment at any time following such six month period and will receive his base salary then in effect and his "target bonus" amount for the remainder of the term of his employment agreement payable in a lump sum. The employment contract also precludes Mr. Shapiro, in certain circumstances, from competing during his employment with the Company and for the one-year period following termination of his employment.

     Jack E. Pratt, formerly Chairman of the Board and Chief Executive Officer of the Company, Edward T. Pratt, Jr., formerly Vice Chairman of the Board, Vice President and Treasurer of the Company, and William D. Pratt, formerly Executive Vice President, Secretary and General Counsel of the Company, are parties to employment contracts with the Company and have provided services to Greate Bay under intercompany service and allocation agreements ratified by the non-interested directors of the respective Boards of Directors. Their employment contracts were executed during October 1989 and originally expired on September 30, 1992, but have subsequently been extended by amendment through December 31, 2003 with respect to Jack E. Pratt and to December 31, 2002 with respect to Edward T. Pratt, Jr. and William D. Pratt. The terms of the employment contracts provide that (1) the term of employment will be followed immediately by a four-year period as consultants to the Company and (2) upon expiration of the consulting term, each will receive a lifetime pension benefit and his designated beneficiary will receive a death benefit throughout the term of the employment, consulting and pension benefit periods.

     The terms of the employment contracts provide for an annual base salary for Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt of not less than $349,500, $222,500 and $190,500, respectively, subject to annual review by the Compensation Committee of the Board of Directors of the Company. In addition, the terms of such contracts provide that each may participate in Company incentive bonus plans. Compensation under the consulting provision of the employment contracts is based on 75% of the annual base salary most recently established by the Compensation Committee. The pension benefit provision of the employment contracts is based on 75% of the average of the three highest annual salaries earned during the employment terms of the contracts. The estimated annual pension benefit payable to Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt is currently $533,000, $263,000 and $239,000, respectively. The death benefit is based on 50% of the highest annual salary earned during the employment term. The contracts provide that the death benefit will be paid annually to a designated beneficiary for a period of ten years after death.

     In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that Jack E. Pratt breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under Mr. Pratt's employment agreement with the Company. As of December 31, 2001, the total obligation to Mr. Pratt amounted to approximately $4 million. The lawsuit may also affect the ability of Mr. Pratt to exercise stock options previously granted to him.

     In addition to the above action, the Company also filed a lawsuit in February 2002 in U.S. District Court in Texas against a number of individuals and their affiliates, including Jack E. Pratt and William D. Pratt, alleging violations of the federal securities laws. Such allegations include the failure to properly report that the defendants and their affiliates have been acting in concert as a group in connection with a planned proxy contest at the next annual shareholders' meeting and that certain affiliates have acquired common stock of the Company while in possession of material non-public information regarding the Company. The Company seeks multiple remedies, including requiring the defendants to truthfully and accurately report their activities, as well as seeking an order to enjoin the defendants from further purchases of stock and from voting their shares of stock.

Stock Option Plans

     The Hollywood Casino Corporation 1996 Long-Term Incentive Plan. During
     --------------------------------------------------------------
1996, the stockholders of the Company approved the adoption of the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan"). The Company has reserved 3,000,000 shares of its Class A Common Stock for grants of nonqualified stock options, stock options qualified for special tax treatment under the Internal Revenue Code and restricted stock awards (collectively, "awards") to employees of the Company and its subsidiaries.

     Awards under the 1996 Plan, together with the exercise price, vesting schedule and restrictions and conditions, if any, are determined by a Committee of the Board of Directors of the Company. However, any Common Stock acquired as a result of an award to a director, executive officer or 10% or greater stockholder of the Company must be held by that participant for at least six months from the date of the award, unless the Committee determines that a disposition would not violate the federal securities laws. The exercise price must be at least 100% (or at least 110% in the case of incentive stock options granted to certain employees who own greater than 10% of the outstanding Common Stock of the Company) of the fair market value of the Common Stock on the date of grant and may be paid in cash or in shares of the Company's Common Stock valued at fair market value on the date of exercise.

     No participant in the 1996 Plan may receive awards during any fiscal year covering an aggregate of more than 500,000 shares of Common Stock. The grant of incentive stock options is also subject to a $100,000 calendar year limit. Upon termination of a participant's employment for any reason, the participant will forfeit the nonvested portions of all awards he or she holds. Awards which have not yet vested are not transferable or assignable other than by will, by the laws of descent and distribution, or as otherwise allowed by the 1996 Plan. The 1996 Plan also provides that in the event of a "Change in Control", as such term is defined in the 1996 Plan, all unmatured installments of awards will become fully accelerated and exercisable in full.

     The Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan.
     ----------------------------------------------------------------------
During 1996, the stockholders of the Company approved the adoption of the Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan (the "Directors' Plan"). The Company has reserved 200,000 shares of its Class A Common Stock for grants of nonqualified stock options to directors who are not employees of the Company ("outside directors") in order to attract and retain such individuals and encourage their performance. The number of shares of Class A Common Stock reserved for grants under the Directors' Plan was increased from 150,000 shares effective as of August 15, 2000.

     Under the Directors' Plan, an option to purchase 10,000 shares of Common Stock was granted to each outside director upon adoption of the Directors' Plan in 1996. Each person becoming an outside director subsequent to adoption of the Directors' Plan automatically receives an option to purchase 10,000 shares on the date that person becomes a director. The Directors' Plan was amended as of August 15, 2000 to provide that outside directors receive a nonqualified option to purchase 5,000 shares of Common Stock on January 15 of each year. Prior to this amendment, outside directors received a nonqualified option to purchase 2,500 shares of Common Stock each January 15. In connection with the amendment to the Directors' Plan an additional nonqualified option to purchase 2,500 shares was granted to the outside directors on August 15, 2000. The exercise price for all options under the Directors' Plan is 100% of the fair market value of the Common Stock on the date of grant and may be paid in cash or in shares of the Company's Common Stock valued at fair market value on the date of exercise. An outside director may also elect to receive all or part of his or her retainer fee in the form of Common Stock of the Company based on the market value of the Common Stock as of the end of the period for which such fee applies. Common Stock received in lieu of a retainer fee is fully vested upon receipt.

     Options granted under the Directors' Plan extend for ten years from and may be exercised at any time after the date of grant. Upon termination of a participant's service as a director due to death or total disability, outstanding options may be exercised for a period of 12 months after such termination unless the original expiration date of the option is sooner. Upon termination of a participant's service as a director for reason of retirement, outstanding options may be exercised for a period of three months after such retirement. Options granted under the Directors' Plan are not transferable or assignable other than by will, by the laws of descent and distribution, or as otherwise allowed by the Directors' Plan.

     The 1992 Hollywood Casino Corporation Stock Option Plan. During 1992, the
     -------------------------------------------------------
Company reserved 1,197,000 shares of Class B Common Stock for the purpose of establishing the Hollywood Casino Corporation 1992 Stock Option Plan (the "1992 Plan") for its key executives. After the consummation of the Company's initial public offering in June 1993 all stock options outstanding under the 1992 Plan became exercisable for Class A Common Stock and any options granted under the 1992 Plan after that date are to purchase Class A Common Stock.

     Options granted under the 1992 Plan vest in equal annual installments over a period of three years. In the event of the death, disability or retirement of a participant in the 1992 Plan, the participant's options will accelerate and be exercisable in full. If the participant's employment with the Company is terminated for cause (as defined in the 1992 Plan), the options held by that participant shall automatically terminate. Options granted under the 1992 Plan are not assignable except by will, the laws of descent and distribution or pursuant to qualified domestic relations order. The 1992 Plan provides that if any person or group (other than certain members of the Pratt family) becomes the beneficial owner of 51% or more of the total voting power of each class of the Company's capital stock (subject to certain exceptions), the vesting of all outstanding options will accelerate and be exercisable in full. The exercise of incentive stock options granted under the 1992 Plan is subject to a $100,000 calendar-year limit for each option holder based on the fair market value of the Company's Common Stock at the time the option was granted. The exercise price of options granted under the Company Plan may be paid in cash or in shares of Class A Common Stock valued at fair market value on the date of exercise.

Equity Compensation Plan Information

     The following table provides information concerning options outstanding and available for grant under equity plans of the Company at December 31, 2001:

                      EQUITY COMPENSATION PLAN INFORMATION

                                      (a)                        (b)                             (c)
                             Number of securities         Weighted average          Number of securities remaining
                               to be issued upon          exercise price of     available for future issuance under
                            exercise of outstanding     outstanding options,          equity compensation plans
   Plan Category         options, warrants and rights    warrants and rights   (excluding securities reflected in (a))
   -------------         ----------------------------   --------------------   ---------------------------------------
Equity compensation
  plans approved by
  security holders                2,390,200                     $2.45                          528,486

Equity compensation
 plans not approved by
 security holders                      None                      None                             None

Total                             2,390,200                     $2.45                          528,486

Employee Retirement Savings Plan

     During 1993, the Company adopted The Hollywood Casino Corporation Retirement Savings Plan (the "Savings Plan"), a qualified defined contribution plan for the benefit of all of the Company's employees who satisfy certain eligibility requirements. The Savings Plan is qualified under the requirements of section 401(k) of the Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of the Company who have completed 90 days of continuous service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

     The Savings Plan provides for a matching contribution by the Company based upon certain criteria, including levels of participation by the Company's employees. The Company accrued matching contributions totaling approximately $743,000 for the year ended December 31, 2001.

Compensation Committee Interlocks and Insider Participation

     During 2001, the Compensation Committee of the Board of Directors of the Company was comprised of James A. Colquitt and Theodore H. Strauss. Mr. Strauss is senior managing director of Bear, Stearns & Co. Inc. Bear, Stearns & Co. served as an underwriter with respect to the Company's May 1999 offering of its 11 1/4% Senior Secured Notes due in 2007 and Floating Rate Senior Secured Notes due in 2006 and was an initial purchaser of the Shreveport Partnership's 13% First Mortgage Notes, with contingent interest, issued in August 1999.

                      REPORT OF THE COMPENSATION COMMITTEE

                       Compensation Committee of the Board

     The Compensation Committee is currently composed of Messrs. James A. Colquitt and Theodore H. Strauss who are non-employee, independent members of the Board of Directors.

     The overall goal of the Compensation Committee is to develop executive compensation policies that are consistent with, and linked to, strategic business objectives and Company values. The Compensation Committee approves the design of, assesses the effectiveness of and administers executive compensation programs in support of the Company's compensation policies. The Compensation Committee also reviews and approves all salary arrangements and other recommendations for executives, evaluates the performance of executives and considers other matters.

       Compensation Policy and Objectives of Hollywood Casino Corporation

     The Compensation Committee believes that the Company's continued growth in the casino industry is directly attributable to the caliber and commitment of its officers, senior management and key operational managers. Attracting and retaining executives capable of sustaining and managing the Company's growth over the long term are fundamental to building stockholder value and are among the Company's highest priorities.

     As a reflection of such high priority, the Company retained the Performance and Compensation Management Consulting Practice of KPMG Peat Marwick ("KPMG") in 1995 and 1996 to conduct a review and analysis of the Company's executive compensation policy and provide the Company with recommendations for such policy (the "KPMG Report"). The recommendations of KPMG contained in the KPMG Report affirmed the Company's policy that executive compensation should consist of three components: (1) a base salary commensurate with each executive's respective scope of responsibilities and level of personal performance and competitive with the base salary offered to executives of similar caliber and responsibilities in comparable gaming companies and other relevant industries;
(2) an annual incentive compensation program rewarding exceptional financial and operational performance as measured against predetermined criteria and taking into account prevailing operational, financial, competitive, regulatory and other constraints; and (3) a stock option program tying executive compensation to long-term share price appreciation.

     In December 2001, the Company retained Pearl Meyer & Partners ("Pearl Meyer") to undertake a review of the compensation levels proposed for the top three executive officers of the Company. Pearl

Meyer reviewed as a comparison the compensation levels of other peer group gaming companies. Those peer group companies had 2000 median revenues of $635 million, ranging from $171 million to $1,082 million. Pearl Meyer rendered a report to the Compensation Committee in January 2002 on the annual base salary, bonuses and long-term incentives proposed to be paid or granted to the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer of the Company relative to the compensation paid or granted to executives in similar positions with those peer group companies.

              Compensation Programs of Hollywood Casino Corporation

     Base salaries and adjustments to base salaries of executives of the Company are driven primarily by individual performance. Individual performance is evaluated based on sustained levels of individual contribution to the Company. When evaluating individual performance, the Compensation Committee considers the executive's efforts in promoting Company values; continuing management training and development; improving quality; developing relationships with customers, suppliers and employees; demonstrating leadership abilities among coworkers; and other goals.

     Historically, early each year the Compensation Committee has approved an executive incentive compensation plan that promotes the Company's pay-for-performance philosophy by providing executives with direct financial incentives in the form of annual cash bonuses to achieve Company, business unit and individual performance goals. Under such prior executive incentive compensation plans, bonuses were awarded to certain key executives of the Company and its subsidiaries designated by management if certain specific pre-determined Company or business unit financial goals were achieved by such executives during the applicable fiscal year. Such prior executive incentive compensation plans provided that (1) except as provided in items (2) and (3) below, no bonus payouts were to be made if any minimum threshold performance goal set by management were not achieved (it being understood that management would set no targets or goals and make no bonus payouts for achieving levels of Earnings Before Interest, Taxes, Depreciation and Amortization below minimum levels determined upon prior performance criteria and, if necessary, adjusted for extraordinary items in the current period), (2) the Compensation Committee could award a bonus to an employee in an amount not to exceed a specified percentage of annual base salary if the performance goals were not met due to circumstances beyond the reasonable control of such employee and the Compensation Committee determined that such a bonus was merited, (3) the Chairman of the Board and Chief Executive Officer and/or the President and Chief Operating Officer of the Company could recommend to the Compensation Committee, and the Compensation Committee could award, a discretionary bonus to employees based upon such employees' contributions on significant special projects and (4) the bonuses of certain employees of the Company and its subsidiaries within the construction department were established based on the performance and contribution of such individuals relative to the successful and timely completion of specific major construction projects vital to the strategic business plan of the Company. Largely because of the difficulty in establishing a reasonable budget for the startup Shreveport subsidiary and lower than expected operating results during the first six months of its operations (due, among other things, to market conditions), the Compensation Committee did not approve an executive incentive compensation plan for the Company in 2001. Because of the aggressive and creative approach taken by management of the Company during the second half of 2001 that resulted in (1) the dramatically improved performance of the Shreveport subsidiary, (2) the strong performance of the Company's Aurora subsidiary notwithstanding continued competitive pressure and significant construction disruption from the property's expansion, (3) the relatively stable performance of the Company's Tunica subsidiary in a mature, highly competitive market, and (4) the Company's overall ability to withstand the impact of the events of September 11th, the Compensation Committee approved in January 2002 bonus awards to executives. The aggregate bonus awards were approximately 47% lower than the bonuses paid for the year 2000. For 2002, the Compensation Committee has adopted an executive incentive compensation plan based on the methodologies described above for prior year plans.

     Long-term incentives are provided to executives pursuant to the Company's stock option plans. In 1996 the Board of Directors of the Company adopted, and the stockholders of the Company ratified, the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (as amended, the "1996 Long-Term Incentive Plan"). The 1996 Long-Term Incentive Plan is administered by a committee (the "Plan

Committee") consisting of Messrs. James A. Colquitt and Oliver B. Revell III. Each member of the Plan Committee is a nonemployee, independent member of the Company's Board of Directors. The purpose of the 1996 Long-Term Incentive Plan is to attract and retain key executives by the grant of awards to such executives (such as stock options and restricted stock) which provide them with proprietary interest in the Company which will only appreciate in value if the price of the stock of the Company increases. The Plan Committee's objective is to provide executives with long-term incentive award opportunities that are on par with grants made within the Company's industry and are reflective of performance. Long-term incentive award guidelines have been developed based on the same method used in establishing bonus award guidelines. Practices of comparable companies have been adapted for use at the Company with the actual percent granted varying by position within the Company.

     The Compensation Committee believes that the compensation program for the executives of the Company is comparable with the compensation program provided by comparable companies and serves the best interests of the stockholders of the Company. The Compensation Committee also believes that performance pay is appropriately linked to individual performance, annual financial performance of the Company and stockholder value.

                        Recent Decisions on Compensation

Base Salaries

     Effective January 1, 2002, based in part on the report of Pearl Meyer and input and in part upon other data made available to the Compensation Committee by the Chief Executive Officer, the Compensation Committee approved salary increases for the current Chief Executive Officer, the Chief Financial Officer and the Chief Legal Officer of the Company. The increases in those executive officers' base salaries were due in part to the assumption by such executives of substantially expanded managerial responsibilities, the length of their employment terms, their contributions to the Company and the Compensation Committee's belief that the loss of any one of them would have a material adverse impact on the Company's future performance. The Compensation Committee also approved a reduction in the base salaries of the former Chief Executive Officer, the former Executive Vice President and General Counsel and a former Vice President of the Company. These former executives were not re-elected to their respective offices in August 2001, but continue to receive reduced base salaries in accordance with their respective employment arrangements. The reductions in those former executives' base salaries afford the Company annual savings that total approximately $600,000.

     Mr. Edward T. Pratt III was elected Chief Executive Officer of the Company in August 2001. Effective January 1, 2002, his compensation was increased for the reasons described above to provide for a minimum annual base salary of $600,000 and an incentive bonus under the Company's incentive compensation plan targeted at not less than $350,000 per calendar year pursuant to the Amended and Restated Employment Agreement between the Company and Mr. Pratt effective as of January 1, 2002. His new employment agreement is described in "Executive Compensation -- Employment Contracts and Change-in-Control Arrangements" and has been filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2001. The expiration date of his Employment Agreement is December 31, 2005 (unless earlier terminated) and is automatically extended for successive one year terms unless Mr. Pratt or the Company notifies the other party of non-renewal at least 120 days prior to the end of the initial term or the annual extension.

     Mr. Jack E. Pratt was replaced as the Chief Executive Officer of the Company in August 2001. He continues to receive an annual base salary, which has been reduced to $350,000 per annum effective as of February 5, 2002.

Bonus

     Based on the 2001 operating results of the Company and the other matters described above, the Compensation Committee awarded a bonus for fiscal year 2001 to Mr. Edward T. Pratt III in the amount of $212,650 in January 2002 and did not award any bonus to Mr. Jack E. Pratt for fiscal year 2001. As discussed above, under the Amended and Restated Employment Agreement of Mr. Edward T. Pratt III, Mr. Pratt is eligible for a target bonus under the Company's incentive compensation plan for 2002 of not less than $350,000.

                        Tax Deductibility Considerations

     Federal income tax legislation has limited the deductibility of certain compensation paid to the Chief Executive Officer and covered employees to the extent the compensation exceeds $1,000,000. Performance-based compensation and certain other compensation, as defined, are not subject to the deduction limitation. It is not currently anticipated that any covered employee could earn annual compensation in excess of the one million dollar definition under existing or proposed compensation plans. The Company continually reviews its compensation plans to minimize or avoid potential adverse effects of this legislation. The Compensation Committee will consider recommending such steps as may be required to qualify either annual or long-term incentive compensation for deductibility if that appears appropriate at some time in the future.

     No information contained in this report or the accompanying graph shall be deemed to be filed in whole or in part for purposes under the Securities Act or the Securities Exchange Act of 1934, or incorporated by reference into any filing made thereunder.

                                                   Compensation Committee

                                                   Theodore H. Strauss, Chairman
                                                   James A. Colquitt

                             STOCK PRICE PERFORMANCE

     The graph set forth below compares the stock price performance of the Company with those of the Dow Jones Equity Market Index and the Dow Jones Index for the Casino Industry for these previous five years. The Company has not paid dividends over such period of time; however, the comparative equity market and industry data assumes reinvestment of dividends. The stock price performance shown below may not be indicative of future stock price performance. (Table substituted for graph).

                          Hollywood Casino Corporation
                             Stock Price Performance
                             (January 1, 1997 = 100)

                                                              Hollywood
                             Equity          Casino            Casino
      Date                    Index           Index          Corporation
-------------------          ------          ------          -----------
January 1, 1997               100.0           100.0             100.0
March 31, 1997                101.1            90.0              93.3
June 30, 1997                 118.3            97.3              80.0
September 30, 1997            128.9           114.4              76.7
December 31, 1997             131.8            90.9              49.2
March 31, 1998                149.3           101.4              50.0
June 30, 1998                 152.6            91.2              50.0
September 30, 1998            135.4            61.0              38.3
December 31, 1998             164.6            65.1              27.5
March 31, 1999                171.2            84.4              27.5
June 30, 1999                 184.2            94.4              40.0
September 30, 1999            172.0           101.0              66.7
December 31, 1999             202.0           100.2             115.0
March 31, 2000                210.2            93.8              96.7
June 30, 2000                 201.6           108.1             185.0
September 29, 2000            202.6           129.9             246.7
December 29, 2000             183.3           109.5             246.7
March 30, 2001                160.0           107.9             240.0
June 29, 2001                 170.9           124.4             209.3
September 28, 2001            144.2            86.6             180.0
December 31, 2001             161.5           120.7             280.0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     Based on filings with the Securities and Exchange Commission through April 20, 2002, the only beneficial owner of more than 5% of the outstanding Common Stock of the Company other than certain directors of the Company is listed below:

                                                   Shares of      Percentage of
                                                  Common Stock     Outstanding
                                                  Beneficially       Common
Beneficial Owner                                    Owned (a)        Stock
----------------                                  ------------    -------------
Par Investment Partners, L.P.
One Financial Center, Suite 1600                    1,867,100          7.4%
Boston, Massachusetts 02111

Security Ownership of Management

     The following table presents the number of shares of Common Stock beneficially owned by each director and executive officer named under the caption "Remuneration of Directors and Executive Officers" and by all current directors and named officers of the Company as a group as of April 20, 2002:

                                                   Shares of      Percentage of
                                                 Common Stock      Outstanding
                                                 Beneficially        Common
Beneficial Owner                                   Owned (a)          Stock
----------------                                 ------------     -------------
Edward T. Pratt III...................            3,312,525(b)        12.7%
Paul C. Yates.........................              355,000(c)         1.4%
Jack E. Pratt (h)(i)..................            8,617,646(d)        32.9%
Edward T. Pratt, Jr...................            1,102,544            4.3%
William D. Pratt (i)..................              809,120(e)         3.2%
Theodore H. Strauss...................              128,500(f)            *
James A. Colquitt ....................               42,500(f)            *
Oliver B. Revell III..................               30,500(f)            *
All directors and officers as
   a group (13 individuals)...........           14,521,945(g)        53.2%

----------
*    Less than 1%

(a) Except as otherwise described, each individual has the sole power to vote and dispose of the Common Stock beneficially owned by him.

(b) Beneficial ownership is attributable to 1,438,812 shares (5.7%) of the outstanding stock of the Company owned of record by siblings of Mr. Pratt which are subject to a proxy giving him the right to vote such shares and which prohibit the transfer of such shares without his approval. Also includes options to purchase 790,000 shares of Common Stock of the Company exercisable within 60 days under the 1996 Plan.

(c) Includes options to purchase 190,000 shares of Common Stock of the Company exercisable within 60 days under the 1996 Plan.

(d) Beneficial ownership is attributable to the following: (1) C. A. Pratt Partners, Ltd., a Texas limited partnership of which Jack E. Pratt is the General Partner, owns 1,642,001 shares (6.5%) of the outstanding stock of the Company, (2) the MEP Family Partnership and the CLP Family Partnership, both Texas general partnerships for which Mr. Pratt is the Managing General Partner, own 14,000 and 7,000 shares, respectively, less than 1% of the outstanding stock of the Company, (3) adult children of Mr. Pratt and certain family trusts own 1,057,432 shares (4.2%) of the outstanding stock of the Company which are subject to a proxy giving him the right to vote such shares and which prohibit the transfer of such shares without his approval, (4) Mr. Pratt serves as successor trustee for certain other family trusts which own 11,600 shares (less than 1%) of the outstanding Common Stock of the Company and (5) Mr. Pratt holds 975,136 shares (3.8%) of the outstanding Common Stock of the Company as custodian for his minor children. Also includes options to purchase 800,000 shares of Common Stock of the Company exercisable within 60 days under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan").

(e) Beneficial ownership is attributable to the following: (1) an adult child of Mr. Pratt owns 190,544 shares (less than 1%) of the outstanding stock of the Company which are subject to a proxy giving him the right to vote such shares and which prohibit the transfer of such shares without his approval,
     (2) the WDP Jr. Family Trust, for which Mr. Pratt is the Managing Trustee, owns 200,294 shares, less than 1% of the outstanding stock of the Company and (3) WDP Family, Ltd., a family limited partnership, owns 400,582 shares (1.6%) of the outstanding Common Stock of the Company which are subject to a voting trust agreement giving Mr. Pratt or his successor voting power. Also includes options to purchase 4,500 shares of Common Stock of the Company exercisable within 60 days under the 1996 Plan.

(f) Includes 10,000 shares, 32,500 shares and 25,000 shares of Common Stock of the Company for Messrs. Strauss, Colquitt and Revell, respectively, subject to options exercisable within 60 days of the date hereof under the Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan (the "Directors' Plan").

(g) Includes 1,939,000 shares of Common Stock of the Company subject to options exercisable within 60 days.

(h) In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that Jack E. Pratt breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under the Mr. Pratt's employment agreement with the Company. The lawsuit may also affect the ability of Mr. Pratt to exercise stock options previously granted to him.

(i) In addition to the action described in Note (h) above, the Company also filed a lawsuit in February 2002 in U.S. District Court in Texas against a number of individuals and their affiliates, including Jack E. Pratt and William D. Pratt, alleging violations of the federal securities laws. Such allegations include the failure to properly report that the defendants and their affiliates have been acting in concert as a group in connection with a planned proxy contest at the next annual shareholders' meeting and that certain affiliates have acquired common stock of the Company while in possession of material non-public information regarding the Company. The Company seeks multiple remedies, including requiring the defendants to truthfully and accurately report their activities, as well as seeking an order to enjoin the defendants from further purchases of stock and from voting their shares of stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Greate Bay

     Greate Bay is approximately 35% owned by the Pratt family and has a number of officers and directors in common with the Company as described under "Directors and Executive Officers of the Registrant-Business Experience for the Past Five Years".

     During December 2001, the Company and Greate Bay reached an agreement to restructure obligations existing between the two companies. Obligations owed by Greate Bay to the Company consisted of (1) demand notes from Greate Bay with a carrying value of $5.7 million and interest thereon with a carrying value of $781,000 and (2) deferred interest notes (the "PPI Funding Notes") issued by a subsidiary of Greate Bay which had a final maturity value of $47.6 million and which were fully reserved by the Company. The notes and interest were carried at management's estimate of the value of the underlying collateral of the obligations. Because the loans were considered to be impaired and management believed that the recorded amount of the obligations reflected its best estimate of ultimate recovery, no interest income was recognized on a cash-basis method with respect to either of the obligations from Greate Bay. The Company owed remaining principal of $1.9 million and interest of $498,000 to a subsidiary of Greate Bay with respect to the Company's acquisition in 1997 of the general partnership interest in the entity which held the management contract for the Aurora Casino. Payments under the obligation to the Greate Bay subsidiary had been suspended since March 1, 2000 while negotiations to restructure the obligations continued.

     Greate Bay is insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay planned to sell its primary asset, with the net proceeds from the sale and Greate Bay's other remaining cash to be distributed to an unrestricted subsidiary of the Company. Greate Bay paid $2 million in December 2001 to the unrestricted subsidiary and agreed to offset the $2.4 million owed by the Company (see (2) above) against a like amount owed to the Company. The sale of Greate Bay's primary asset was approved by the bankruptcy court on March 6, 2002 and the sale was completed on March 19, 2002. Management currently anticipates that the plan of reorganization will be confirmed in May 2002 at which time an unrestricted subsidiary of the Company will receive the net proceeds from the sale together with Greate Bay's residual cash. As a result of the agreement, the Company has adjusted the carrying value of the notes and interest due from Greate Bay at December 31, 2001 to $12.9 million (net of reserves of $46.5 million), management's estimate of the net proceeds yet to be received, subject to confirmation by the bankruptcy court. As a result of this adjustment to carrying value, together with the proceeds received in December 2001 and the offset of obligations, the Company recognized a recovery on its affiliate obligations amounting to $10.8 million for the year ended December 31, 2001.

     The Company allocates certain general and administrative costs to Greate Bay and its subsidiaries pursuant to services agreements. Such allocated costs and fees amounted to $307,000 during the year ended December 31, 2001.

     Prior to its sale in March 2002, a subsidiary of Greate Bay provided computer, marketing and other administrative services to the Company and its subsidiaries. Computer services provided included hardware, software and operator support and, for the most part, such services were billed by the former Greate Bay subsidiary at its direct costs plus expenses incurred. The former Greate Bay subsidiary entered into new maintenance and service agreements with casino properties operated by the Company in Aurora, Illinois and Tunica County, Mississippi effective as of January 1, 2000. These agreements provided for an aggregate monthly fee of $26,000 (subject to change upon 60 days written notice) plus additional services at rates charged by the former Greate Bay subsidiary to third parties. The agreements had an initial term of one year with automatic renewals unless notice of termination was given. A casino property operated by the Company in Shreveport, Louisiana entered into a similar maintenance and support agreement with the former Greate Bay subsidiary effective as of October 12, 2000 at a monthly fee of $11,000 commencing 90 days after installation of its systems. The former Greate Bay subsidiary's billings to HCC and its subsidiaries for such products and services during the year ended December 31, 2001 amounted to $1.9 million. At December 31, 2001, unpaid charges amounted to $168,000.

Shreveport Partnership

     HWCC-Louisiana, Inc. ("HCL"), a wholly owned subsidiary of the Company, effectively owns 100% of the Shreveport Partnership which owns and operates the Shreveport Casino. The Shreveport Casino opened on December 20, 2000. HCL has a joint venture partner in the Shreveport Partnership which holds a residual interest in the event the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account.

     In accordance with the amended and restated partnership agreement, HCL loaned $1 million to its joint venture partner which the partner used to make a $1 million capital contribution to the Shreveport Partnership. Interest accrues and is payable monthly at the rate of prime commencing with the opening of the Shreveport Casino on December 20, 2000. Principal on the loan is payable on the tenth anniversary of the opening of the Shreveport Casino.

     The joint venture partner was also given credit for an additional $1 million capital contribution when the financing for the Shreveport Casino was secured and payment of a certain $5 million obligation to a third party was made. The credit was in recognition of guarantees provided by an affiliate of the joint venture partner which were necessary for the Shreveport Partnership to obtain regulatory approval for its development plans.

     For so long as it remains a joint venture partner, HCL's partner will also receive, among other things, an amount equal to 1% of "complex net revenues" of the Shreveport Casino, as defined, which approximates net revenues. Such payment is in exchange for the assignment by the partner of its interest in the Shreveport Partnership to HCL. Allocations to the joint venture partner amounted to $1.4 million during 2001.

     The Shreveport Partnership has also entered into an agreement with HCL's joint venture partner to provide certain marine services for so long as it remains a joint venture partner. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of the partner for its direct expenses incurred, the Shreveport Casino pays a monthly fee of $30,000 effective as of its opening. Fees incurred during 2001 amounted to $360,000.

     The Shreveport Partnership has agreed to reimburse approximately $600,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of Jack E. Pratt hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of Jack E. Pratt, also hold directly or indirectly interests in certain sublessees of the lessee that will be operating tenants in the space.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements

          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 46.

     2.   Financial Statement Schedules

     Hollywood Casino Corporation and Subsidiaries
     ---------------------------------------------

     .    Independent Auditors' Report
     . Schedule I; Condensed Financial Information of Registrant, Hollywood Casino Corporation (Parent Company):
          .    Balance Sheets
          .    Statements of Operations
          .    Statements of Cash Flows
          .    Notes to Parent Company Financial Statements
     .    Schedule II; Valuation and Qualifying Accounts

     Hollywood Casino - Aurora, Inc.
     -------------------------------

     .    Independent Auditors' Report
     .    Schedule II; Valuation and Qualifying Accounts

     HWCC - Tunica, Inc.
     -----------------

     .    Independent Auditors' Report
     .    Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibits

    **2.1    --   Agreement of Merger dated as of May 15, 1992, between PBC, Inc. and HCC and Certificate of Correction of Agreement of Merger dated as of June 16, 1992. (Exhibit 2.1)
   ###2.2    --   Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-Louisiana, Inc.,
                  Sodak Gaming, Inc. and Sodak Louisiana, L.L.C. (Exhibit 10.32)
   @@@3.1    --   Certificate of Incorporation of HCC, as amended. (Exhibit 3.1)
   @@@3.2    --   Amended Bylaws of HCC. (Exhibit 3.2)
    ##3.3    --   Second Amended and Restated Bylaws of HCC. (Exhibit 3.3)
    @@3.4    --   Articles of Incorporation of HCT. (Exhibit 3.1).
    @@3.5    --   Bylaws of HCT. (Exhibit 3.2)
   +++3.6    --   Third Amended and Restated Joint Venture Agreement of Hollywood Casino Shreveport by and among
                  Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit 3.1)
   +++3.7    --   August 1999 Amendment to Third Amended and Restated Joint Venture Agreement between Shreveport
                  Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)
   +++4.1    --   Indenture among HCC as Issuer, and HWCC - Shreveport, Inc. and HCT as Guarantors, and State Street Bank
                  and Trust Company, as Trustee, dated as of May 19, 1999. (Exhibit 4.1)

   +++4.2    --   Security Agreement made by HCC, as Debtor, to State Street Bank and Trust Company, as Trustee and
                  Secured Party, dated as of May 19, 1999. (Exhibit 4.2)
   +++4.3    --   Stock Pledge Agreement made by HCC, as Pledgor, in favor of State Street Bank and Trust Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.3)
   +++4.4    --   Trademark Security Agreement made by HCC, as Grantor, to State Street Bank and Trust Company, as
                  Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.4)
   +++4.5    --   Escrow and Control Agreement by and among HCC and State Street Bank and Trust Company, as Trustee and
                  Escrow Agent, dated as of May 19, 1999. (Exhibit 4.5)
   +++4.6    --   Control Agreement dated as of May 19, 1999 by and among HCC and State Street Bank and Trust Company, as Trustee.  (Exhibit 4.6)
   +++4.7    --   Security Agreement made by HCT, as Debtor, to State Street Bank and Trust Company, as Trustee and
                  Secured Party, dated as of May 19, 1999. (Exhibit 4.7)
   +++4.8    --   First Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing,
                  and Financing Statement made by HCT in favor of Phillip A. Poitevin, as Trustee for the benefit of State Street Bank and Trust Company, as Indenture Trustee, dated as of May 19, 1999. (Exhibit 4.8)
   +++4.9    --   First Preferred Ship Mortgage made and given by HCT, as Mortgagor, in favor of State Street Bank and
                  Trust Company, as Trustee and Mortgagee (relating to Vessel No. 534006), dated as of May 19, 1999.
                  (Exhibit 4.9)
  +++4.10    --   Intercompany Security Agreement made by HCT, as Debtor, to HCC, as Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee, dated as of May 19, 1999.
                  (Exhibit 4.11)
  +++4.11    --   Second Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Financing Statement
                  from HCT, as Grantor, in favor of Jim B. Tobhill, Trustee, for the benefit of HCC, dated as of May 19,
                  1999.  (Exhibit 4.12)
  +++4.12    --   Collateral Assignment of Second Leasehold Deed of Trust, Security Agreement, Assignment of Leases
                  and Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999.
                  (Exhibit 4.13)
  +++4.13    --   Assignment of Second Preferred Fleet Mortgage by HCC, as Mortgagee and Assignor (relating to
                  Vessel No. 534006) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.15)
  +++4.14    --   Intercompany Security Agreement dated as of May 19, 1999 made by HCA, as Debtor, to HCC, as
                  Secured Party, and collaterally assigned to State Street Bank and Trust Company, as Trustee.
                  (Exhibit 4.17)
  +++4.15    --   Collateral Assignment of Mortgage, Leasehold Mortgage, Security Agreement, Assignment of Leases and
                  Rents, Fixture Filing and Financing Statement made by HCC, as Mortgagee and Assignor, in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999.
                  (Exhibit 4.19)
  +++4.16    --   Assignment of First Preferred Fleet Mortgage by HCC, as Mortgagee and Assignor (relating to
                  Vessel Nos. 993836, 993837 and 1029229) in favor of State Street Bank and Trust Company, as Trustee and Assignee, dated as of May 19, 1999. (Exhibit 4.21)
  +++4.17    --   Security Agreement made by HWCC-Shreveport, Inc. as Debtor, to State Street Bank and Trust
                  Company, as Trustee and Secured Party, dated as of May 19, 1999. (Exhibit 4.22)
    +4.18    --   Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation ("SCC") as Co-Issuers,
                  and HWCC-Louisiana, Inc. ("HCL"), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank
                  and Trust Company, as Trustee, dated as of August 10, 1999. (Exhibit 4.1)
    +4.19    --   Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport,
                  SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)
    +4.20    --   Collateral Assignment of Contracts and Documents dated August 10, 1999 between Hollywood Casino
                  Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)
    +4.21    --   Security Agreement dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and
                  Trust Company, as Trustee. (Exhibit 4.4)
    +4.22    --   Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS I, Inc. in favor of State
                  Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.5)

    +4.23    --   Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino Shreveport,
                  SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and
                  Trust Company, as Trustee. (Exhibit 4.6)
   ##4.24    --   First Amendment to Cash Collateral and Disbursement Agreement dated January 1, 2000 between Hollywood
                  Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust
                  Company. (Exhibit 4.24)
    +4.25    --   Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust
                  Company, as Trustee. (Exhibit 4.7)
    +4.26    --   Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I, Inc. and HCS II, Inc. to State
                  Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.8)
    +4.27    --   Security Agreement - Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and
                  State Street Bank and Trust Company, as Trustee. (Exhibit 4.9)
    +4.28    --   Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Exhibit 4.10)
    +4.29    --   Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of State
                  Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.11)
    +4.30    --   First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport, Inc. and State
                  Street Bank and Trust Company, as Trustee. (Exhibit 4.12)
 ****4.31    --   Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation ("SCC") as
                  Issuers and State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001. (Exhibit 4.1)
 ****4.32    --   Registration Rights Agreement, dated as of June 15, 2001, by and among Hollywood Casino
                  Shreveport and SCC and the Initial Purchasers. (Exhibit 4.2)
 ****4.33    --   Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood Casino
                  Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)
 ****4.34    --   Security Agreement dated June 15, 2001 between Hollywood Casino Shreveport and State Street
                  Bank and Trust Company, as Trustee. (Exhibit 4.4)
 ****4.35    --   Security Agreement dated June 15, 2001 made by SCC to State Street Bank and Trust Company, as
                  Trustee. (Exhibit 4.5)
 ****4.36    --   Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and
                  Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001.
                  (Exhibit 4.6)
 ****4.37    --   Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001.
                  (Exhibit 4.7)
   ###9.1    --   Voting Trust Agreement dated as of December 29, 1998 by and among Jill Pratt LaFerney, formerly Jill
                  A. Pratt, and John R. Pratt and Jack E. Pratt, Sr. (Exhibit 9.1)
   ###9.2    --   Voting Trust Agreement dated as of December 29, 1998 by and among Shawn Denise Bradshaw and Michael
                  Shannon Pratt and William D. Pratt, Sr. (Exhibit 9.2)
   ###9.3    --   Voting Trust Agreement dated as of December 29, 1998 by and among Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and Edward T.
                  Pratt III. (Exhibit 9.3)
    ##9.4    --   Voting Trust Agreement dated as of December 17, 1999 by and between Jack E. Pratt, Jr. as Trustee of the J.E. Pratt Gift Trust and Jack E. Pratt, Sr. (Exhibit 9.4)
  ++++9.5    --   Voting Trust Agreement dated as of May 17, 2000 by and among William D. Pratt, Sr., Linda M.
                  Pratt, William D. Pratt, Jr., Shawn Denise Bradshaw and Michael Shannan Pratt and William D. Pratt,
                  Sr., Michael Shannon Pratt and Jack E. Pratt, Sr. as amended by the First Amendment to Hollywood
                  Casino Corporation Voting Trust Agreement (Exhibit 9).
    &&9.6    --   First Amendment to Voting Trust Agreement dated as of November 1, 2001 by and among Jill Pratt
                  LaFerney and John R. Pratt and Jack E. Pratt, Sr. (Exhibit 9.6)
    &&9.7    --   First Amendment to Voting Trust Agreement dated as of December 30, 2001 by and among Carolyn S.
                  Hickey, Diana Pratt-Wyatt, formerly Diana L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and Edward T. Pratt III. (Exhibit 9.7)
  ***10.1    --   Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and Jack E. Pratt.
                  (Exhibit 10.1)

  ***10.2    --   Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and Edward T.
                  Pratt, Jr. (Exhibit 10.2)
  ***10.3    --   Seventh Amendment to Employment Agreement dated January 1, 2000, between HCC and William D.
                  Pratt. (Exhibit 10.3)
   ##10.4    --   Employment Agreement dated January 1, 2000, between HCC and Edward T. III. (Exhibit 10.4)
    *10.5    --   Development Agreement dated as of June 4, 1991, between the City of Aurora, Illinois and HCA.
                  (Exhibit 10.33)
    *10.6    --   Parking lease Agreement June 4, 1991, between the City of Aurora, Illinois and HCA. (Exhibit 10.39)
    *10.7    --   Purchase and Sale Agreement dated June 4, 1991, between the City of Aurora, Illinois and HCA.
                  (Exhibit 10.40)
    @10.8    --   Rights Agreement, dated as of May 7, 1993 between HCC and Continental Stock Transfer & Trust Company, as Rights Agent. (Exhibit 10.45)
  @@@10.9    --   Hollywood Casino Corporation Stock Option Plan. (Exhibit 10.46)
  @@10.10    --   Ground Lease dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney, III, as Landlord, and SRCT, as Tenant. (Exhibit 10.4)
  @@10.11    --   Letter Agreement dated as of October 11, 1993 between R.M. Leatherman and Hugh M. Mageveney,
                  III, as Landlord, and SRCT, as Tenant (relating to Ground Lease). (Exhibit 10.5)
  @@10.12    --   Blanket Conveyance, Bill of Sale and Assignment and Assumption Agreement dated as of May 31,
                  1994 between SRCT and STP. (Exhibit 10.6)
  @@10.13    --   Assignment of Lease and Assumption Agreement dated as of May 31, 1994 between SRCT and STP
                  (relating to Ground Lease). (Exhibit 10.7)
@@@@10.14    --   North Island Center Expansion and Redevelopment Agreement dated June 12, 1995 between HCA, the Aurora
                  Metropolitan Exposition, Auditorium and Office Building Authority and the City of Aurora.
                  (Exhibit 10.36)
   #10.15    --   Hollywood Casino Corporation 1996 Long-Term Incentive Plan, as amended. (Exhibit 10.28)
   #10.16    --   Hollywood Casino Corporation 1996 Non-Employee Director Stock Plan. (Exhibit 10.29)
  ##10.17    --   Employment Agreement dated as of January 1, 2000 by and between HCC and Paul C. Yates.
                  (Exhibit 10.20)
 ###10.18    --   Management and Administrative Services Agreement dated as of October 1, 1998 by and between HCC and Greate Bay Casino Corporation. (Exhibit 10.31)
   +10.19    --   Amended and Restated Federal Income Tax Sharing Agreement dated August 10, 1999 by and among HCC, HWCC
                  Development Corporation, Hollywood Management, Inc., HCT, Golf, HCA, HWCC-Shreveport, Inc.,
                  HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation,
                  Inc., HCS I, Inc. and HCS II, Inc. (Exhibit 10.16)
  ++10.20    --   Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.3)
   +10.21    --   Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport,
                  Inc. (Exhibit 10.4)
   +10.22    --   Compromise Agreement, dated September 15, 1998, by and among Hilton New Orleans Corporation, New
                  Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint Venture and the City of New
                  Orleans. (Exhibit 10.7)
   +10.23    --   Loan and Settlement Agreement, dated January 16, 1998, by and among New Orleans Paddlewheels, Inc.,
                  Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and Hilton New Orleans Corporation.
                  (Exhibit 10.11)
   +10.24    --   Retail Space Lease, executed as of June 3, 1999 by and between QNOV and Red River Entertainment
                  Company, L.L.C. (Exhibit 10.12)
   +10.25    --   Ground Lease, dated May 19, 1999, by and between the City of Shreveport, Louisiana and QNOV.  (Exhibit
                  10.13)
   +10.26    --   Marine Services Agreement dated September 22, 1998 between QNOV and Shreveport Paddlewheels, L.L.C.
                  (Exhibit 10.17)
   +10.27    --   Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint Venture, HCL,
                  and Sodak, L.L.C. (Exhibit 10.18)

   +10.28    --   Loan Agreement dated August 10, 1999 between Shreveport Paddlewheels, L.L.C. and HCL. (Exhibit 10.19)
   +10.29    --   Promissory note dated August 10, 1999 in the original principal amount of $1,000,000 made by
                  Shreveport Paddlewheels, L.L.C., as Borrower to HCL, as Lender. (Exhibit 10.20)
   +10.30    --   Security Agreement dated August 10, 1999 made by Shreveport Paddlehwheels, L.L.C., as Debtor, in favor of HCL, as Secured Party. (Exhibit 10.21)
   +10.31    --   Guaranty Agreement dated August 10, 1999 made by New Orleans Paddlewheels, L.L.C. in favor of HCL.
                  (Exhibit 10.22)
   +10.32    --   Contribution and Assumption Agreement dated July 21, 1999 among HCL, HCS I, Inc., HCS II, Inc. and
                  Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)
****10.33    --   Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and
                  Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 4.l8)
++++10.34    --   First Amendment to Employment Agreement dated as of May 1, 2001 between Hollywood Casino -
                  Aurora, Inc. and George Patt Medchill.
   &10.35    --   Employment Agreement by and between Hollywood Casino Shreveport and Gary A. Gregg. (Exhibit 10.20).
  &&10.36    --   Amended and Restated Employment Agreement dated February 5, 2002, by and between HCC and Edward
                  T. Pratt III. (Exhibit 10.36)
  &&10.37    --   Amended and Restated Employment Agreement dated as of February 5, 2002, by and between HCC and
                  Paul C. Yates. (Exhibit 10.37)
  &&10.38    --   Amended and Restated Employment Agreement dated as of February 5, 2002, by and between HCC and
                  Walter E. Evans. (Exhibit 10.38)
  &&10.39    --   Employment Agreement dated as of February 5, 2002, by and between HCC and Donald A. Shapiro.
                  (Exhibit 10.39)
   &&21.1    --   Subsidiaries of HCC. (Exhibit 21.1)

----------
* Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10 filed with the SEC on May 28, 1992 by PRT Corporation (now known as HCC).

** Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10, as amended, filed with the SEC on August 13, 1992 by HCC.

*** Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

**** Incorporated by reference from the correspondingly numbered exhibit filed in Hollywood Casino Shreveport and Shreveport Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

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

#### Incorporated by reference from the exhibit shown in parenthesis filed in Amendment No. 1 to Form S-4 Registration Statement No. 333-68380 of Hollywood Casino Shreveport and Shreveport Capital Corporation on October 1, 2001.

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

++++ Incorporated by reference to the exhibit shown in parenthesis included in HCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the SEC on November 14, 2001.

& Incorporated by reference to the exhibit shown in parenthesis filed in Amendment No. 1 to Form S-4 Registration Statement No. 333-68380 of Hollywood Casino Shreveport and Shreveport Capital Corporation on October 1, 2001.

&& Incorporated by reference to the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)  Reports on Form 8-K.

     The Registrants filed a Report on Form 8-K on October 22, 2001 to report a change in Hollywood Casino Corporation's Board of Directors.

     The Registrants filed a Report on Form 8-K on February 19, 2002 to announce the filing by Hollywood Casino Corporation of two lawsuits in connection with the activities of two of its directors and former officers.

     The Registrants filed a Report on Form 8-K on March 7, 2002 to announce the bankruptcy court's approval of Greate Bay Casino Corporation's sale of Advanced Casino Systems Corporation and the Registrant's expectation of proceeds from such sale.

     The Registrants filed a Report on Form 8-K on March 20, 2002 to announce the closing of Greate Bay Casino Corporation's sale of Advanced Casino Systems Corporation and the Registrant's expectation of proceeds from such sale.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on April 29, 2002.

                                              HOLLYWOOD CASINO CORPORATION


                                              By:/s/   Edward T. Pratt III
                                                 -------------------------------
                                                       Edward T. Pratt III
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        Signature                       Title                        Date
        ---------                       -----                        ----


/s/   Edward T. Pratt III     Chief Executive Officer,           April 29, 2002
---------------------------     President, Chairman of the
      Edward T. Pratt III       Board of Directors


/s/      Paul C. Yates        Executive Vice President,          April 29, 2002
---------------------------     Chief Financial Officer
         Paul C. Yates          and Treasurer


/s/     Walter E. Evans       Executive Vice President,          April 29, 2002
---------------------------     Secretary and General
        Walter E. Evans         Counsel


/s/ Charles F. LaFrano III    Vice President - Finance and       April 29, 2002
---------------------------     Principal Accounting Officer
    Charles F. LaFrano III


/s/    James A. Colquitt      Director                           April 29, 2002
---------------------------
       James A. Colquitt


/s/   Theodore H. Strauss     Director                           April 29, 2002
---------------------------
      Theodore H. Strauss


/s/  Oliver B. Revell III     Director                           April 29, 2002
---------------------------
     Oliver B. Revell III


                              Director
---------------------------                                     ----------------
         Jack E. Pratt


/s/  Edward T. Pratt, Jr.     Director                           April 29, 2002
---------------------------
     Edward T. Pratt, Jr.


                              Director
---------------------------                                     ----------------
       William D. Pratt

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on April 29, 2002.

                                                     HWCC - TUNICA, INC.


                                              By:/s/   Edward T. Pratt III
                                                 -------------------------------
                                                       Edward T. Pratt III
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                        Title                      Date
         ---------                        -----                      ----


/s/   Edward T. Pratt III     Chairman of the Board,           April 29, 2002
---------------------------     Chief Executive Officer and
      Edward T. Pratt III       President


/s/      Paul C. Yates        Executive Vice President,        April 29, 2002
---------------------------     Chief Financial Officer,
         Paul C. Yates          Assistant Secretary and
                                Director


/s/     Walter E. Evans       Executive Vice President,        April 29, 2002
---------------------------     General Counsel, Secretary
        Walter E. Evans         and Director


/s/ Charles F. LaFrano III    Vice President and Assistant     April 29, 2002
---------------------------     Secretary
    Charles F. LaFrano III


/s/       Jon Johnson         Vice President of Finance        April 29, 2002
---------------------------     and Administration and
          Jon Johnson           Assistant Secretary


/s/  Cassandra Price-Perry    Vice President, Chief            April 29, 2002
---------------------------     Accountant and
     Cassandra Price-Perry      Assistant Secretary

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Hollywood Casino Corporation and Subsidiaries

     .    Independent Auditors' Report

     .    Schedule I; Condensed Financial Information of Registrant:
          .    Balance Sheets
          .    Statements of Operations
          .    Statements of Cash Flows
          .    Notes to Parent Company Financial Statements
     .    Schedule II; Valuation and Qualifying Accounts

Hollywood Casino-Aurora, Inc.

     .    Independent Auditors' Report

     .    Schedule II; Valuation and Qualifying Accounts

HWCC-Tunica, Inc.

     .    Independent Auditors' Report

     .    Schedule II; Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Hollywood Casino Corporation:

We have audited the consolidated financial statements of Hollywood Casino Corporation and subsidiaries as of, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 19, 2002; such report is included elsewhere in this Form 10-K/A. Our audits also include the financial statement schedules of Hollywood Casino Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                                                                      SCHEDULE I
                                                                       Page 1

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                  Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                   December 31,
                                                           -----------------------------
                                                                2001           2000
                                                           -------------   -------------
Cash and cash equivalents                                  $  60,659,000   $  77,500,000
Accounts receivable                                               98,000         190,000
Due from affiliates, net of valuation allowance
     of $2,855,000 in 2000                                     5,442,000       8,700,000
Deferred federal income taxes                                  2,098,000       2,840,000
Other current assets                                             246,000         270,000
                                                           -------------   -------------

   Total current assets                                       68,543,000      89,500,000
                                                           -------------   -------------

Investment in and advances to affiliates                      33,435,000      60,173,000
Property and equipment, net                                      804,000         921,000
Due from affiliates, net of valuation allowance
     of $47,603,000 in 2000                                  168,381,000     153,383,000
Other assets                                                  11,469,000      12,321,000
                                                           -------------   -------------

                                                           $ 282,632,000   $ 316,298,000
                                                           =============   =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current maturities of long-term debt                       $          --   $   1,695,000
Accounts payable and accrued liabilities                       2,567,000       2,148,000
Accrued interest payable                                       6,517,000       9,650,000
Federal income taxes payable                                     157,000       3,299,000
                                                           -------------   -------------

   Total current liabilities                                   9,241,000      16,792,000
                                                           -------------   -------------

Long-term debt                                               360,000,000     360,198,000
                                                           -------------   -------------

Other noncurrent liabilities                                   7,100,000       4,965,000
                                                           -------------   -------------

Shareholders' deficit:
   Class A common stock, $.0001 par
     value per share, 50,000,000
     shares authorized, 25,334,000 and 24,950,000 shares
     issued and outstanding, respectively, net of
     44,000 treasury shares at par in 2001                         3,000           2,000
   Class B common stock, non-voting, $.0001
     par value per share; 10,000,000 authorized;
     no shares issued                                                 --              --
   Additional paid-in capital                                 43,746,000      43,049,000
   Accumulated deficit                                      (137,458,000)   (108,708,000)
                                                           -------------   -------------

   Total shareholders' deficit                               (93,709,000)    (65,657,000)
                                                           -------------   -------------

                                                           $ 282,632,000   $ 316,298,000
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

                                                                      SCHEDULE I
                                                                       Page 2

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                            STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                            --------------------------------------------
                                                2001            2000            1999
                                            ------------    ------------    ------------
Revenues:
   Interest income                          $ 20,156,000    $ 21,152,000    $ 17,670,000
   Gain on settlement of litigation, net              --       7,220,000              --
   Gain on disposal of assets                         --         191,000              --
                                            ------------    ------------    ------------

                                              20,156,000      28,563,000      17,670,000
                                            ------------    ------------    ------------

Expenses:
   General and administrative                  6,643,000       8,104,000       7,984,000
   Interest                                   41,875,000      43,402,000      37,809,000
   Depreciation and amortization                 192,000         153,000         101,000
   Executive compensation accrual              2,848,000              --              --
   Write down of assets                               --              --      13,322,000
   Recoveries on affiliate obligations        (2,391,000)             --              --
                                            ------------    ------------    ------------

     Total expenses                           49,167,000      51,659,000      59,216,000
                                            ------------    ------------    ------------

Loss before income taxes, extraordinary
   and other items                           (29,011,000)    (23,096,000)    (41,546,000)
Income tax benefit                             1,825,000         172,000              --
                                            ------------    ------------    ------------

   Loss before extraordinary
     and other items                         (27,186,000)    (22,924,000)    (41,546,000)

Extraordinary item:
   Loss on early extinguishment of debt               --              --     (30,353,000)
                                            ------------    ------------    ------------

   Loss before other item                    (27,186,000)    (22,924,000)    (71,899,000)
Equity in (losses) income of consolidated
   subsidiaries                               (1,564,000)     31,219,000      (9,772,000)
                                            ------------    ------------    ------------

Net (loss) income                           $(28,750,000)   $  8,295,000    $(81,671,000)
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

                                                                      SCHEDULE I
                                                                       Page 3

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                            STATEMENTS OF CASH FLOWS

                                                           Year Ended December 31,
                                                  ---------------------------------------------
                                                      2001            2000            1999
                                                  ------------    ------------    -------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                            $  8,056,000    $ 23,798,000    $   9,997,000
                                                  ------------    ------------    -------------

INVESTING ACTIVITIES:
   Net property and equipment additions                (75,000)       (841,000)        (217,000)
   Proceeds from sale of assets                             --       2,492,000        3,887,000
   Collections on notes receivable                          --         900,000               --
   Investments in consolidated affiliates          (10,520,000)     (9,108,000)     (51,478,000)
   Net advances to affiliates                      (15,000,000)             --      (37,829,000)
                                                  ------------    ------------    -------------

     Net cash used in investing activities         (25,595,000)     (6,557,000)     (85,637,000)
                                                  ------------    ------------    -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                 --              --      340,419,000
   Repayments of long-term debt                             --        (140,000)    (207,339,000)
   Issuance of common stock                            698,000          87,000               --
   Deferred financing costs                                 --              --      (11,913,000)
                                                  ------------    ------------    -------------

     Net cash provided by (used in)
        financing activities                           698,000         (53,000)     121,167,000
                                                  ------------    ------------    -------------

     Net (decrease) increase in cash and
        cash equivalents                           (16,841,000)     17,188,000       45,527,000
       Cash and cash equivalents at
          beginning of year                         77,500,000      60,312,000       14,785,000
                                                  ------------    ------------    -------------

       Cash and cash equivalents at end of year   $ 60,659,000    $ 77,500,000    $  60,312,000
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

                                                                      SCHEDULE I
                                                                       Page 4

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                  Condensed Financial Information of Registrant
                          Hollywood Casino Corporation
                                (Parent Company)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)  Guarantees of Registrant

     As of December 31, 2001, Hollywood Casino Corporation ("HCC") had not guaranteed any obligations of its subsidiaries or unconsolidated affiliates.

(2)  Scheduled Payments of Long-Term Debt of the Registrant

     Scheduled payments of long-term debt outstanding at December 31, 2001 are $50,000,000 in 2006 and $310,000,000 in 2007.

(3)  Dividends and Distributions

     HCC received dividends from its consolidated subsidiaries amounting to $23,770,000, $31,562,000 and $31,540,000, respectively, during the years ended
December 31, 2001, 2000 and 1999.

(4)  Supplemental Cash Flow Information

     During 2001, HCC offset $2,391,000 of the outstanding principal balance of certain notes due from an affiliate against HCC's principal balance of $1,893,000 and $498,000 of accrued interest thereon owed to the affiliate's parent company. The offset has been excluded from the accompanying parent company statement of cash flows as a noncash transaction. Because the note receivable had been fully reserved, HCC recognized a gain of $2,391,000 during 2001 on the accompanying parent company statement of operations.

     During 2001, HCC contributed certain notes receivable and the accrued interest thereon with a carrying value of $6,485,000 (net of valuation allowances of $54,683,000) to one of its wholly owned subsidiaries. This contribution has been excluded from the accompanying parent company statement of cash flows as a noncash transaction.

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

(5)  Reclassifications

     Certain reclassifications have been made to the prior years' parent company financial statements to conform to the 2001 parent company financial statement presentation.

           The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                   Amounts
                                    Balance at    Charged to                                       Balance
                                    Beginning     Costs and                         Other          at End
                                    of Period      Expenses     Deductions         Charges        of Period
                                   -----------   -----------   -----------      ------------     ------------
Year Ended December 31, 2001:
   Allowance for doubtful
     accounts receivable           $ 2,668,000   $ 2,718,000   $(1,815,000)(1)  $         --     $  3,571,000

   Allowance for affiliate
     receivables                    49,541,000    14,275,000    (4,391,000)(2)   (12,922,000)(3)   46,503,000
                                   -----------   -----------   -----------      ------------     ------------

                                   $52,209,000   $16,993,000   $(6,206,000)     $(12,922,000)    $ 50,074,000
                                   ===========   ===========   ===========      ============     ============

Year Ended December 31, 2000:
   Allowance for doubtful
     accounts receivable           $ 1,826,000   $ 1,461,000   $  (619,000)(1)  $         --     $  2,668,000
   Allowance for affiliate
     receivable                     42,563,000     7,177,000      (199,000)(1)            --       49,541,000
   Allowance for properties held
     for sale                        3,084,000            --    (3,084,000)               --               --
                                   -----------   -----------   -----------      ------------     ------------
                                   $47,473,000   $ 8,638,000   $3,902 ,000)     $         --     $ 52,209,000
                                   ===========   ===========   ===========      ============     ============

Year Ended December 31, 1999:
   Allowance for doubtful
     accounts receivable           $ 1,468,000   $   804,000   $  (446,000)(1)  $         --     $  1,826,000
   Allowance for affiliate
     receivables                    22,808,000     6,433,000            --        13,322,000(4)    42,563,000
   Allowance for properties held
     for sale                        3,432,000            --      (348,000)(5)            --        3,084,000
                                   -----------   -----------   -----------      ------------     ------------

                                   $27,708,000   $ 7,237,000   $  (794,000)     $ 13,322,000     $ 47,473,000
                                   ===========   ===========   ===========      ============     ============

----------
(1)  Represents net write-offs of uncollectible accounts.

(2) Represents collections on and offsets against liabilities with respect to affiliate receivables.

(3) Represents estimated recoveries on affiliate receivables based on their estimated net realizable value.

(4) Represents write down of affiliate receivables to their estimated net realizable value.

(5) Represents utilization of allowance in connection with partial sale of land.

           The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Hollywood Casino - Aurora, Inc.:

We have audited the financial statements of Hollywood Casino - Aurora, Inc. as of, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 19, 2002; such report is included elsewhere in this Form 10-K/A. Our audits also include the financial statement schedule of Hollywood Casino - Aurora, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                                                                     SCHEDULE II

                          HOLLYWOOD CASINO-AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                        Valuation and Qualifying Accounts

                                              Amounts
                                Balance at   Charged to                    Balance
                                Beginning     Costs and                    at End
                                of Period     Expenses    Deductions      of Period
                                ----------   ----------   ----------      ---------
Year Ended December 31, 2001:
   Allowance for doubtful
     accounts receivable         $942,000     $180,000    $(273,000)(1)   $849,000
                                 ========     ========    =========       ========

Year Ended December 31, 2000:
   Allowance for doubtful
     accounts receivable         $836,000     $165,000    $ (59,000)(1)   $942,000
                                 ========     ========    =========       ========

Year Ended December 31, 1999:
   Allowance for doubtful
     accounts receivable         $655,000     $300,000    $(119,000)(1)   $836,000
                                 ========     ========    =========       ========

----------
(1)  Represents net write-offs of uncollectible accounts.

           The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of HWCC - Tunica, Inc.:

We have audited the consolidated financial statements of HWCC-Tunica, Inc. and subsidiary as of, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 19, 2002; such report is included elsewhere in this Form 10-K/A. Our audits also include the financial statement schedule of HWCC-Tunica, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                                                                     SCHEDULE II

                        HWCC-TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                        Valuation and Qualifying Accounts

                                              Amounts
                                Balance at   Charged to                    Balance
                                Beginning    Costs and                      at End
                                of Period     Expenses    Deductions      of Period
                                ----------   ----------   ----------      ----------
Year Ended December 31, 2001:
   Allowance for doubtful
     accounts receivable        $1,636,000   $1,517,000   $(965,000)(1)   $2,188,000
                                ==========   ==========   =========       ==========

Year Ended December 31, 2000:
   Allowance for doubtful
     accounts receivable        $  990,000   $1,206,000   $(560,000)(1)   $1,636,000
                                ==========   ==========   =========       ==========

Year Ended December 31, 1999:
   Allowance for doubtful
     accounts receivable        $  813,000   $  504,000   $(327,000)(1)   $  990,000
                                ==========   ==========   =========       ==========

----------
(1)  Represents net write-offs of uncollectible accounts.

           The accompanying notes to consolidated financial statements are an integral part of this schedule.