Form 10-Q
period 2002-03-31
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2002-05-14
CIK 888245, 927801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM-10Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -----------------

Commission file number 33-48887

                          HOLLYWOOD CASINO CORPORATION
                               HWCC - TUNICA, INC.
--------------------------------------------------------------------------------
           (Exact name of each Registrant as specified in its charter)

            Delaware                                       75-2352412
              Texas                                        75-2513808
----------------------------------                  ------------------------
(States or other jurisdictions of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.'s)

     Two Galleria Tower, Suite 2200
         13455 Noel Road, LB 48
              Dallas, Texas                                  75240
-----------------------------------------                -------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Registrant                       Class                 Outstanding at May 10, 2002
----------------------------   ------------------------------   ----------------------------
Hollywood Casino Corporation   Common Stock, $.0001 par value         25,361,025 Shares
     HWCC - Tunica, Inc.        Common Stock, $.01 par value             1,000 Shares

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

     During May 1999, HCC issued $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT, Shreveport Management and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (1) substantially all of the assets of HCT,
(2) a limited lien on substantially all of the assets of HCA and (3) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein. Shreveport Management's only source of revenues is management fees earned from the Shreveport Casino and its only expense is a services fee paid to HCC of not less than 90% of the management fees it earns from the Shreveport Casino. Shreveport Management has no significant operations, assets or liabilities; accordingly, separate financial statements are not included herein because management has determined that such information is not material to investors. HCL has been designated an "Unrestricted Subsidiary" of HCC and the operations of the Shreveport Casino, other than management fees paid to Shreveport Management, do not provide credit support for the Senior Secured Notes.

     Proceeds of the debt offering were used to refinance previously outstanding debt, to fund a portion of HCC's equity investment in the Shreveport Casino and, during October 1999, to purchase and terminate the management and consulting agreements on the Aurora Casino and Tunica Casino. The Company is also using proceeds from the debt offering to expand the Aurora Casino's operating facilities.

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

     The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

     The accompanying consolidated financial statements and financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of March 31, 2002, and the results of their operations and cash flows for the three month periods ended March 31, 2002 and 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT's 2001 Amended Annual Report on Form 10-K/A.

     Historically, the Aurora Casino and Tunica Casino have experienced some degree of seasonality and management anticipates that the Shreveport Casino may be modestly seasonal. Consequently, the results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Hollywood Casino Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Dallas, Texas
May 7, 2002

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31,
                                                          2002         December 31,
                                                       (Unaudited)         2001
                                                      -------------    -------------
Current Assets:
   Cash and cash equivalents                          $ 135,738,000    $ 131,849,000
   Receivables, net of allowances of
      $3,795,000 and $3,571,000, respectively             5,710,000        5,232,000
   Inventories                                            3,491,000        3,305,000
   Deferred income taxes                                  2,431,000        2,233,000
   Refundable deposits and other
      current assets                                      3,986,000        3,525,000
   Federal income taxes receivable                        2,982,000               --
   Due from affiliates, net of valuation allowances      12,963,000       12,962,000
                                                      -------------    -------------

      Total current assets                              167,301,000      159,106,000
                                                      -------------    -------------
Property and Equipment:
   Land and improvements                                  9,640,000        9,640,000
   Buildings and improvements                           226,165,000      224,897,000
   Riverboats and barges                                106,604,000       89,836,000
   Operating equipment                                  150,952,000      142,224,000
   Construction in progress                              24,412,000       47,904,000
                                                      -------------    -------------

                                                        517,773,000      514,501,000
   Less - accumulated depreciation
      and amortization                                 (155,447,000)    (153,769,000)
                                                      -------------    -------------

      Net property and equipment                        362,326,000      360,732,000
                                                      -------------    -------------
Other Assets:
   Deferred financing costs                              12,838,000       13,535,000
   Land rights                                            6,588,000        6,639,000
   Other assets                                          13,367,000       13,385,000
                                                      -------------    -------------

      Total other assets                                 32,793,000       33,559,000
                                                      -------------    -------------

                                                      $ 562,420,000    $ 553,397,000
                                                      =============    =============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                        March 31,
                                                          2002          December 31,
                                                       (Unaudited)         2001
                                                      -------------    -------------
Current Liabilities:
   Current maturities of long-term debt
      and capital lease obligations                   $   1,741,000    $   2,056,000
   Accounts payable                                      16,309,000       19,520,000
   Accrued liabilities -
      Salaries and wages                                  7,619,000        9,913,000
      Interest                                           21,747,000       17,570,000
      Gaming and other taxes                             12,793,000        3,587,000
      Insurance                                           4,451,000        4,588,000
      Other                                               8,360,000        8,409,000
   Federal income taxes payable                                  --          157,000
   Other current liabilities                              4,008,000        4,414,000
                                                      -------------    -------------

      Total current liabilities                          77,028,000       70,214,000
                                                      -------------    -------------

Long-Term Debt                                          550,569,000      550,950,000
                                                      -------------    -------------

Capital Lease Obligations                                16,335,000       16,554,000
                                                      -------------    -------------

Other Noncurrent Liabilities                              7,456,000        7,380,000
                                                      -------------    -------------

Commitments and Contingencies

Minority Interest                                         2,141,000        2,111,000
                                                      -------------    -------------

Shareholders' Deficit:
   Common Stock -
      Class A common stock, $.0001 par value per
         share; 50,000,000 shares authorized;
         25,361,000 and 25,334,000 shares issued
         and outstanding, respectively, net of
         44,000 treasury shares at par                        3,000            3,000
      Class B, non-voting, $.0001 par value per
         share; 10,000,000 shares authorized; no
         shares issued                                           --               --
   Additional paid-in capital                           217,769,000      217,727,000
   Accumulated deficit                                 (308,881,000)    (311,542,000)
                                                      -------------    -------------

      Total shareholders' deficit                       (91,109,000)     (93,812,000)
                                                      -------------    -------------

                                                      $ 562,420,000    $ 553,397,000
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

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                2002            2001
                                                            ------------    ------------
Revenues:
   Casino                                                   $129,143,000    $121,112,000
   Rooms                                                       3,848,000       4,038,000
   Food and beverage                                          13,267,000      14,861,000
   Other                                                       1,656,000       2,423,000
                                                            ------------    ------------

                                                             147,914,000     142,434,000
   Less - promotional allowances                             (24,730,000)    (26,144,000)
                                                            ------------    ------------

      Net revenues                                           123,184,000     116,290,000
                                                            ------------    ------------

Expenses:
   Casino                                                     76,672,000      84,795,000
   Rooms                                                         857,000         882,000
   Food and beverage                                           3,786,000       5,310,000
   Other                                                       1,101,000       1,665,000
   General and administrative                                 10,405,000       9,288,000
   Depreciation and amortization                              14,098,000       9,381,000
   Development                                                    42,000         166,000
                                                            ------------    ------------

      Total expenses                                         106,961,000     111,487,000
                                                            ------------    ------------

Income from operations                                        16,223,000       4,803,000
                                                            ------------    ------------

Non-operating income (expense):
   Interest income                                               358,000       1,690,000
   Interest expense, net of capitalized interest of
   $791,000 and $22,000, respectively                        (16,562,000)    (17,340,000)
   Equity in losses of unconsolidated affiliates                 (48,000)       (116,000)
   Gain (loss) on disposal of assets                              21,000         (66,000)
                                                            ------------    ------------

      Total non-operating expense, net                       (16,231,000)    (15,832,000)
                                                            ------------    ------------

(Loss) income before income taxes and other item                  (8,000)    (11,029,000)
Income tax benefit (provision)                                 3,052,000        (294,000)
                                                            ------------    ------------

Income (loss) before other item                                3,044,000     (11,323,000)
Minority interest in Hollywood Casino Shreveport (Note 1)       (383,000)       (382,000)
                                                            ------------    ------------

Net income (loss)                                           $  2,661,000    $(11,705,000)
                                                            ============    ============

Basic net income (loss) per common share                    $        .11    $       (.47)
                                                            ============    ============

Diluted net income (loss) per common share                  $        .10    $       (.47)
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

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                              ---------------------------
                                                                 2002            2001
                                                              ------------   ------------
OPERATING ACTIVITIES:
   Net  income (loss)                                         $  2,661,000   $(11,705,000)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization, including accretion
         of debt discount and amortization of premium           14,752,000     10,152,000
      (Gain) loss on disposal of assets                            (21,000)        66,000
      Minority interest in Hollywood Casino Shreveport             383,000        382,000
      Equity in losses of unconsolidated affiliates                 48,000        116,000
      Provision for doubtful accounts                              243,000        489,000
      Deferred income taxes                                       (267,000)      (117,000)
      Increase in accounts receivable                             (721,000)    (1,757,000)
      Increase in accounts payable and accrued expenses          7,092,000      5,901,000
      Net change in current federal income taxes                (3,139,000)            --
      Net change in other current assets and liabilities        (1,054,000)     1,998,000
      Net change in other noncurrent assets and liabilities        115,000        588,000
                                                              ------------   ------------

         Net cash provided by operating activities              20,092,000      6,113,000
                                                              ------------   ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                         (15,041,000)    (5,120,000)
   Net change in restricted cash                                        --      9,530,000
   Proceeds from disposal of assets                                 22,000         48,000
   Investments in unconsolidated affiliates                             --        (96,000)
                                                              ------------   ------------

   Net cash (used in) provided by investing activities         (15,019,000)     4,362,000
                                                              ------------   ------------

FINANCING ACTIVITIES:
   Deferred financing costs                                         (3,000)            --
   Repayments of long-term debt                                   (667,000)    (1,122,000)
   Payments on capital lease obligations                          (203,000)    (2,660,000)
   Issuance of common stock                                         42,000             --
   Limited partner distributions                                  (353,000)      (319,000)
                                                              ------------   ------------

      Net cash used in financing activities                     (1,184,000)    (4,101,000)
                                                              ------------   ------------

      Net increase in cash and cash equivalents                  3,889,000      6,374,000
      Cash and cash equivalents at beginning of period         131,849,000    155,570,000
                                                              ------------   ------------

      Cash and cash equivalents at end of period              $135,738,000   $161,944,000
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

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Organization, Business and Basis of Presentation

     Hollywood Casino Corporation ("HCC" or the "Company"), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 53% of the issued and outstanding stock of HCC is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III, and by certain general partnerships and trusts controlled by the Pratt's and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 35% of the outstanding common stock of Greate Bay Casino Corporation ("Greate Bay"), a Delaware corporation, which previously held management and consulting contracts with casino properties owned by HCC.

     HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. ("HCA"), HWCC - Tunica, Inc. ("HCT"), HWCC - Louisiana, Inc. ("HCL") and HWCC - Shreveport, Inc. ("Shreveport Management"). HCA is an Illinois corporation organized during 1990 which owns and, until February 2002, operated an approximately 32,000 square foot riverboat gaming operation together with docking and other entertainment facilities under the service mark Hollywood Casino(R) in Aurora, Illinois approximately 35 miles west of downtown Chicago (the "Aurora Casino"). In March 2001, the Aurora Casino began construction of a major expansion highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino and a new parking facility are expected to open by the end of June 2002. The estimated total project cost, including a new buffet which opened in May 2002, is approximately $78,200,000. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two riverboat casinos. Once completed, the combined dockside facility will have 53,000 square feet of gaming space on a single level. HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 505-room hotel complex under the service mark Hollywood Casino(R) in northern Tunica County, Mississippi approximately 30 miles south of Memphis, Tennessee (the "Tunica Casino"). HCL is a Louisiana corporation formed by HCC in 1993 which owns and operates a 59,000 square foot dockside gaming facility, adjacent support facilities, and a 403-room, all suite, art deco style hotel in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino. The Aurora Casino, the Tunica Casino and the Shreveport Casino commenced operations in June 1993, August 1994 and December 2000, respectively.

     The Company believes that its three gaming facilities derive a significant amount of their gaming revenues from patrons living in the surrounding areas. Competition within the Company's gaming markets is intense and management believes that this competition will continue or intensify in the future.

     In September 1998, a joint venture in which HCL was a partner (the "Shreveport Partnership") received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. As a result, HCL obtained an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest in the event the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. The joint venture partner also receives an amount equal to 1% of "complex net revenues",

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

as defined, of the Shreveport Casino. Accordingly, the Shreveport Partnership is included in the consolidated financial statements of HCC. The remaining joint venture partner's interest is reflected as minority interest on the accompanying consolidated balance sheets at March 31, 2002 and December 31, 2001.

     The accompanying consolidated financial statements also reflect HCT's one-third investment in Tunica Golf Course LLC and the Shreveport Casino's 50% interest in Shreveport Golf Company under the equity method of accounting. Tunica Golf Course LLC was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course was completed and opened for play in November 1998. Shreveport Golf Company was organized in 2000 to develop and operate a golf course to be used by patrons of the Shreveport Casino. The investments are included on the accompanying consolidated balance sheets at March 31, 2002 and December 31, 2001.

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

     The consolidated financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of March 31, 2002 and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001.

(2)  Earnings per Common Share

     Basic earnings per common share is calculated by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income (loss) by the weighted average number of shares of common stock and potential common shares outstanding. All potential shares are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

     The weighted average number of shares of common stock and potential common shares outstanding used for the calculation of earnings per share is as follows:

                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                            2002         2001
                                         ----------   ----------
Shares used in the calculation of:
   Basic net income (loss) per share     25,340,757   24,996,676
   Diluted net income (loss) per share   27,269,435   24,996,676

     The number of shares used in the calculation of diluted earnings per share for the three month period ended March 31, 2002 has been adjusted to include potential common shares arising from stock options held by certain employees and directors. No potential common shares were included in the calculation of diluted earnings per share for the three month period ended March 31, 2001 as the inclusion of such shares would be antidilutive due to the net loss incurred during the period. The weighted average number of potential common shares and options excluded for the three month period ended March 31, 2001 was 2,038,663.

(3)  Change in Depreciable Lives

     Upon committing to proceed with the Aurora Casino expansion project (see
Note 1), management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets existed and no write down of its assets was required. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $3,528,000 remaining at March 31, 2002) to their estimated net realizable value at the time they are removed from service. Consequently, depreciation expense during the three month period ended March 31, 2002 increased by $6,592,000; such additional depreciation is expected to amount to approximately $3,133,000 during the second quarter of 2002.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

(4)  Long-Term Debt and Pledge of Assets

     Substantially all of HCC's assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.

                                                                  March 31,    December 31,
                                                                    2002           2001
                                                                ------------   ------------
Indebtedness of HCC:
   11.25% Senior Secured Notes, due 2007 (a)                    $310,000,000   $310,000,000
   Floating rate Senior Secured Notes, due 2006 (a)               50,000,000     50,000,000
                                                                ------------   ------------

                                                                 360,000,000    360,000,000
                                                                ------------   ------------
Indebtedness of HCA:
   Promissory notes to bank (b)                                           --        398,000
                                                                ------------   ------------
Indebtedness of HCT:
   Equipment loans (c)                                                61,000        245,000
   Bank credit facility (d)                                          866,000        950,000
                                                                ------------   ------------

                                                                     927,000      1,195,000
                                                                ------------   ------------
Indebtedness of HCL which is non-recourse to HCC:
   13% Shreveport First Mortgage Notes, with contingent
      interest, due 2006 (e)                                     150,000,000    150,000,000
   13% Shreveport Senior Secured Notes with contingent
      interest, due 2006, including premium of $1,033,000 and
      $1,078,000, respectively (f)                                40,033,000     40,078,000
   Other                                                              26,000         27,000
                                                                ------------   ------------

                                                                 190,059,000    190,105,000
                                                                ------------   ------------

   Total indebtedness                                            550,986,000    551,698,000
      Less - current maturities                                     (417,000)      (748,000)
                                                                ------------   ------------

         Total long-term debt                                   $550,569,000   $550,950,000
                                                                ============   ============

----------
(a) During May 1999, HCC refinanced its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Interest on the floating rate notes was 8.45% and 13% per annum, respectively, during the three month periods ended March 31, 2002 and 2001. The interest rate was reset to 8.38% per annum effective May 1, 2002. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company is also using proceeds from the debt offering to finance construction of its new, dockside gaming facility at the Aurora Casino (see
     Note 1). Interest on the Senior Secured Notes is payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

     Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and
     (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in (2) above was $81,007,000 as of March 31, 2002 and was subsequently increased to $86,007,000.

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

(b) During May 1999, HCA borrowed $750,000 under a bank loan agreement on an unsecured basis. The loan was payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum. The outstanding borrowing was repaid in March 2002.

(c) The equipment loans are payable monthly including interest at effective rates ranging from 8.5% to 9% per annum and mature at various dates in 2002 and 2003.

(d) In June 2001, HCT entered into a bank credit facility in the amount of $3,000,000 available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.25% per annum in August 2001.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

(e) During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest (the "Shreveport First Mortgage Notes"), which are non-recourse to HCC.

     Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of the contingent interest is equal to 5% of the Shreveport Partnership's cash flow, as defined, for the applicable period subject to a maximum of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $324,000 was incurred during the three month period ended March 31, 2002. No contingent interest was incurred during the three month period ended March 31, 2001. Accrued contingent interest amounted to $710,000 and $386,000, respectively, at March 31, 2002 and December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority secured interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see 4(f)) and up to $6,000,000 in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

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

(f) In June 2001, the Shreveport Partnership issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $81,000 was incurred during the three month period ended March 31, 2002. Accrued contingent interest amounted to $159,000 and $78,000 at March 31, 2002 and December 31, 2001, respectively, and is included in accrued interest payable on the accompanying consolidated balance sheets. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

     met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligation (see Note
     5) with the remainder available for working capital purposes.

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

     Scheduled payments of long-term debt as of March 31, 2002 are set forth below:

     2002 (nine months)                 $    323,000
     2003                                    380,000
     2004                                    244,000
     2005                                      6,000
     2006                                239,000,000
     Thereafter                          310,000,000
                                        ------------

     Total                              $549,953,000
                                        ============

     Interest paid, net of amounts capitalized, amounted to $11,730,000 and $10,773,000, respectively, during the three month periods ended March 31, 2002 and 2001.

(5)  Capital Leases

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7.625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA pays base rent equal to $15,000 per month for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities arising out of its operation of both parking garages.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

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

     Assets under capital leases and the related accumulated amortization are included on the accompanying consolidated balance sheets as follows:

                                                  March 31,     December 31,
                                                   2002            2001
                                                ------------   -------------

Buildings                                       $ 27,358,000   $ 27,358,000
Operating equipment                                6,219,000      6,219,000
                                                ------------   ------------

                                                  33,577,000     33,577,000
Less - accumulated amortization                  (12,543,000)   (12,316,000)
                                                ------------   ------------

                                                $ 21,034,000   $ 21,261,000
                                                ============   ============

     Amortization expense with respect to assets under capital leases amounted to $227,000 and $1,556,000, respectively, during the three month periods ended March 31, 2002 and 2001 (including $1,329,000 for the Shreveport Casino's leased assets during 2001).

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

     Future minimum lease payments under capital lease obligations as of March 31, 2002 are as follows:

2002 (nine months)                                  $ 2,244,000
2003                                                  2,660,000
2004                                                  2,677,000
2005                                                  2,710,000
2006                                                  2,712,000
Thereafter                                           13,318,000
                                                    -----------

Total minimum lease payments                         26,321,000
Less amount representing interest                    (8,662,000)
                                                    -----------
Present value of future
   minimum lease payments                            17,659,000
Current capital lease obligation                     (1,324,000)
                                                    -----------

Long-term capital lease obligation                  $16,335,000
                                                    ===========

(6)  Income Taxes

     Components of HCC's provision for income taxes consist of the following:

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                       2002          2001
                                                   -----------   -----------
Current income tax benefit (provision):
   Federal                                         $ 3,139,000   $        --
   State                                              (354,000)     (411,000)
Deferred income tax (provision) benefit:
   Federal                                          (1,353,000)    4,212,000
   State                                               617,000     1,368,000
Change in valuation allowance                        1,003,000    (5,463,000)
                                                   -----------   -----------
                                                   $ 3,052,000   $  (294,000)
                                                   ===========   ===========

     No federal income tax payments were made during the three month periods ended March 31, 2002 and 2001. State income tax payments of $525,000 and $9,000, respectively, were made during the three month periods ended March 31, 2002 and 2001.

     On March 19, 2002, new tax legislation was enacted which extends the carryback period for net operating losses ("NOL's") originating in tax years ending in 2001 or 2002. As a result of this change, the Company will be able to utilize NOL's originating in 2001 to request a refund of taxes previously paid in the amount of approximately $3.1 million. The refund receivable and related tax benefit were recognized during the first quarter of 2002.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

     At March 31, 2002, HCC and its subsidiaries have NOL's available for carryforward into future years for federal income tax purposes totaling approximately $59,477,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $990,000 and $805,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize a portion of the net deferred tax assets. Accordingly, valuation allowances have been established which result in net deferred tax assets of $6,279,000 and $6,012,000 at March 31, 2002 and December 31, 2001, respectively.

(7)  Transactions with Related Parties

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

     Greate Bay is insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay's other remaining cash to be distributed to an unrestricted subsidiary of HCC (see Note 9). Greate Bay paid $2,000,000 in December 2001 to the unrestricted subsidiary and agreed to offset the $2,391,000 owed by HCC against a like amount owed to HCC. The sale of Greate Bay's primary asset was approved by the bankruptcy court on March 6, 2002 and was completed on March 19, 2002. Management currently anticipates that the plan of reorganization will be confirmed in July 2002. As a result of the agreement, HCC has adjusted the carrying value of the notes and interest due from Greate Bay at March 31, 2002 to $12,922,000 (net of reserves of $48,306,000 and $46,503,000 at March 31,
2002 and December 31, 2001, respectively), management's estimate of the net proceeds yet to be received, subject to confirmation by the bankruptcy court. The remaining net receivable balance is included in current due from affiliates on the accompanying consolidated balance sheets at March 31, 2002 and December 31, 2001 in anticipation of the July 2002 confirmation of Greate Bay's plan of reorganization.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

(8)  Litigation

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, the Shreveport Partnership has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at March 31, 2002. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

     In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that one of its former executive officers breached his fiduciary duties to the Company's stockholders by using Company funds and property for personal reasons and concealing his and his immediate family's interests in entities doing business with the Company. The Company seeks multiple remedies in the lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under the former executive's employment agreement with the Company. As of March 31, 2002, the total of such obligations to the former executive included on the accompanying consolidated balance sheet amounted to $3,969,000. The lawsuit may also affect the ability of the former executive officer to exercise stock options previously granted to him.

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

(9)  Unrestricted Subsidiaries

     Under the terms of the indenture to the Senior Secured Notes (see Note 4(a)), certain subsidiaries and investees of HCC have been designated as "Unrestricted Subsidiaries." Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries; HWCC-Holdings, Inc. and HWCC-Golf Course Partners, Inc. The following

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

presentation summarizes the financial position and results of operations of the Company reflecting its Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with accounting principles generally accepted in the United States and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.

                             Condensed Balance Sheet
            Equity Method for Investment in Unrestricted Subsidiaries
                                 March 31, 2002
                             (amounts in thousands)

Current Assets:                                        Current Liabilities:
Cash and cash items                         $111,231   Current maturities of long-
Accounts receivable, net of allowance                    term debt and capital leases   $   1,735
  of $3,157                                    3,208   Accounts payable and accrued
Inventories                                    1,439   liabilities                         50,500
Federal income taxes receivable                2,982   Other current liabilities            2,865
                                                                                        ---------
Prepaid expenses and other current assets      5,279                                       55,100
Due from affiliates                               41                                    ---------
                                            --------
                                             124,180   Long-term debt                     360,516
                                            --------                                    ---------
Investment in and advances to
  Unrestricted Subsidiaries                   14,869   Capital lease obligations           16,335
                                            --------                                    ---------
Property and equipment, net of                         Other noncurrent liabilities         7,138
  accumulated depreciation and                                                          ---------
  amortization of $135,079                   185,789   Shareholders' deficit:
                                            --------   Common stock                             3
Other Assets:                                          Additional paid-in capital         217,769
Deferred finance costs                         7,109   Accumulated deficit               (308,881)
                                                                                        ---------
Other assets                                  16,033                                      (91,109)
                                            --------                                    ---------
                                              23,142
                                            --------
                                            $347,980                                    $ 347,980
                                            ========                                    =========

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                        Condensed Statement of Operations
            Equity Method for Investment in Unrestricted Subsidiaries
                     Three Month Period Ended March 31, 2002
                             (amounts in thousands)

Net revenues                                    $85,732
                                                -------

Expenses:
 Departmental expenses                           55,161
 General and administrative                       6,804
 Depreciation and amortization                   10,102
 Development                                         42
                                                -------

    Total expenses                               72,109
                                                -------

Income from operations                           13,623
Non-operating expense, net                       (9,402)
                                                -------

Income before taxes and other item                4,221
Income tax benefit                                3,052
                                                -------

Income before other item                          7,273
Equity in losses of unrestricted subsidiaries    (4,612)
                                                -------

Net income                                      $ 2,661
                                                =======

(10) Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of Hollywood Casino - Aurora, Inc.:

We have reviewed the accompanying condensed balance sheet of Hollywood Casino - Aurora, Inc. as of March 31, 2002, and the related condensed statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Hollywood Casino
- Aurora, Inc. as of December 31, 2001, and the related statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Dallas, Texas
May 7, 2002

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS

                                     ASSETS

                                                        March 31,
                                                          2002        December 31,
                                                       (Unaudited)        2001
                                                      ------------    ------------
Current Assets:
   Cash and cash equivalents                          $ 24,228,000    $ 21,443,000
   Accounts receivable, net of allowances
      of $814,000 and $849,000, respectively             1,460,000       1,202,000
   Inventories                                             900,000         803,000
   Deferred income taxes                                 2,036,000       1,995,000
   Due from affiliates                                      77,000         147,000
   Prepaid expenses and other current assets             1,220,000       1,327,000
                                                      ------------    ------------

      Total current assets                              29,921,000      26,917,000
                                                      ------------    ------------

Property and Equipment:
   Land improvements                                     3,167,000       3,167,000
   Buildings and improvements                           47,457,000      46,205,000
   Riverboats and barge                                 59,133,000      42,365,000
   Operating equipment                                  52,070,000      43,999,000
   Construction in progress                             22,160,000      46,668,000
                                                      ------------    ------------

                                                       183,987,000     182,404,000
   Less - accumulated depreciation and amortization    (78,832,000)    (82,392,000)
                                                      ------------    ------------

      Net property and equipment                       105,155,000     100,012,000
                                                      ------------    ------------

Other Assets:
   Deferred income taxes                                 2,928,000         731,000
   Other assets                                          2,256,000       2,290,000
                                                      ------------    ------------

Total other assets                                       5,184,000       3,021,000
                                                      ------------    ------------

                                                      $140,260,000    $129,950,000
                                                      ============    ============

  The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                       March 31,
                                                         2002         December 31,
                                                      (Unaudited)        2001
                                                      ------------    ------------
Current Liabilities:
   Current maturities of long-term debt
     and capital lease obligations                    $  1,324,000    $  1,464,000
   Accounts payable                                      7,172,000      11,125,000
   Accrued liabilities -
     Salaries and wages                                  2,092,000       3,515,000
     Interest                                            4,459,000       2,041,000
     Gaming and other taxes                              8,770,000       1,260,000
     Insurance                                             559,000         501,000
     Other                                               2,746,000       2,873,000
   Due to affiliates                                     7,283,000       1,532,000
   Other current liabilities                             1,379,000       1,226,000
                                                      ------------    ------------

     Total current liabilities                          35,784,000      25,537,000
                                                      ------------    ------------

Long-Term Debt                                          81,007,000      81,249,000
                                                      ------------    ------------

Capital Lease Obligations                               16,335,000      16,554,000
                                                      ------------    ------------

Commitments and Contingencies

Shareholder's Equity:
   Common stock, $.01 par value per share;
     2,000,000 shares authorized; 1,501,000
     shares issued and outstanding                          15,000          15,000
   Additional paid-in capital                           25,541,000      25,541,000
   Accumulated deficit                                 (18,422,000)    (18,946,000)
                                                      ------------    ------------

     Total shareholder's equity                          7,134,000       6,610,000
                                                      ------------    ------------

                                                      $140,260,000    $129,950,000
                                                      ============    ============

  The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2002          2001
                                                    -----------    -----------

Revenues:
   Casino                                           $65,016,000    $57,121,000
   Food and beverage                                  3,465,000      3,864,000
   Other                                                776,000        760,000
                                                    -----------    -----------

                                                     69,257,000     61,745,000
   Less - promotional allowances                     (8,275,000)    (8,390,000)
                                                    -----------    -----------

   Net revenues                                      60,982,000     53,355,000
                                                    -----------    -----------

Expenses:
   Casino                                            36,024,000     32,894,000
   Food and beverage                                  1,411,000      1,418,000
   Other                                                249,000        176,000
   General and administrative                         1,425,000      1,141,000
   Depreciation and amortization                      8,651,000      3,943,000
                                                    -----------    -----------

     Total expenses                                  47,760,000     39,572,000
                                                    -----------    -----------

Income from operations                               13,222,000     13,783,000
                                                    -----------    -----------

Non-operating income (expense):
   Interest income                                       41,000        228,000
   Interest expense, net of capitalized interest
     of $791,000 and $22,000, respectively           (1,831,000)    (2,212,000)
   Gain (loss) on disposal of assets                      1,000        (67,000)
                                                    -----------    -----------

     Total non-operating expense, net                (1,789,000)    (2,051,000)
                                                    -----------    -----------

Income before income taxes                           11,433,000     11,732,000

Income tax provision                                 (4,219,000)    (4,180,000)
                                                    -----------    -----------

Net income                                          $ 7,214,000    $ 7,552,000
                                                    ===========    ===========

  The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                 2002           2001
                                                             ------------   -----------
OPERATING ACTIVITIES:
   Net income                                                $  7,214,000   $ 7,552,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                              8,651,000     3,943,000
     Provision for doubtful accounts                                   --        45,000
     (Gain) loss on disposal of assets                             (1,000)       67,000
     Deferred income tax benefit                               (2,238,000)     (737,000)
     Increase in accounts receivables                            (258,000)      (11,000)
     Increase in accounts payable and accrued liabilities       4,483,000     7,403,000
     Net change in affiliate balances                           5,821,000     4,155,000
     Net change in other current assets and liabilities           163,000       138,000
     Net change in other noncurrent assets and liabilities         34,000        23,000
                                                             ------------   -----------

   Net cash provided by operating activities                   23,869,000    22,578,000
                                                             ------------   -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment                        (13,794,000)   (1,113,000)
   Proceeds from sale of assets                                     1,000        48,000
                                                             ------------   -----------

   Net cash used in investing activities                      (13,793,000)   (1,065,000)
                                                             ------------   -----------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                  (398,000)     (212,000)
   Payments on capital lease obligations                         (203,000)     (160,000)
   Dividends                                                   (6,690,000)   (7,116,000)
                                                             ------------   -----------

   Net cash used in financing activities                       (7,291,000)   (7,488,000)
                                                             ------------   -----------

   Net increase in cash and cash equivalents                    2,785,000    14,025,000
   Cash and cash equivalents at beginning of period            21,443,000    21,164,000
                                                             ------------   -----------

   Cash and cash equivalents at end of period                $ 24,228,000   $35,189,000
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

     Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside casino, together with a new parking facility are expected to open by the end of June 2002. The estimated total project cost, including a new buffet which opened in May 2002, is approximately $78,200,000, of which approximately $58,200,000 has been spent through March 31, 2002. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. The combined dockside facility will have 53,000 square feet of gaming space on a single level. Admissions, food service and various administrative functions are housed in an adjacent four-level pavilion. The Aurora Casino also currently includes two parking structures with approximately 1,340 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes (see Note 4).

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

     The financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 have been prepared by HCA without audit. In the opinion of management, these financial

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of March 31, 2002 and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001.

(2)  Change in Depreciable Lives

     Upon committing to proceed with the Aurora Casino expansion project (see
Note 1), management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino's assets existed and no write down of its assets was required. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $3,528,000 remaining at March 31, 2002) to their estimated net realizable value at the time they are removed from service. Consequently, depreciation expense during the three month period ended March 31, 2002 increased by $6,592,000; such additional depreciation is expected to amount to approximately $3,133,000 during the second quarter of 2002.

(3)  Long-Term Debt and Pledge of Assets

     HCA's long-term indebtedness consists of the following:

                                                    March 31,    December 31,
                                                      2002          2001
                                                   -----------   ------------

11.25% Promissory note to HCC, due on
  May 1, 2007 (a)                                  $81,007,000   $81,007,000
Promissory note to bank (b)                                 --       398,000
                                                   -----------   -----------

Total indebtedness                                  81,007,000    81,405,000
Less - current maturities                                   --      (156,000)
                                                   -----------   -----------

Total long-term debt                               $81,007,000   $81,249,000
                                                   ===========   ===========

----------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $29,007,000 replaced a previous intercompany note with HCC which accrued interest at the rate of 12.75%. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract. During the fourth quarter of 2001, HCA borrowed an additional $15,000,000 from HCC under the note agreement in connection with the Aurora Casino expansion project (see Note 1); an additional $5,000,000 was borrowed in April 2002. HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable each October 15 and April 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC's indebtedness; however, the indebtedness is secured, in part, by a lien

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

     on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The lien is limited to the outstanding principal amount on the intercompany note to HCC.

(b) During May 1999, HCA borrowed $750,000 under a bank loan agreement on an unsecured basis. The loan was payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum and was repaid in March 2002.

     HCA's only future maturity of long-term debt is its intercompany note to HCC (see (a) above) due in 2007. No interest was paid (net of amounts capitalized) during the three month period ended March 31, 2002; interest paid for the three month period ended March 31, 2001 (net of amounts capitalized) amounted to $202,000.

(4)  Capital Leases

     HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora's financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue includes interest at rates between 7% and 7.625% per annum. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor's debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA currently pays base rent equal to $15,000 per month for improvements made to the lessor's North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

     The original cost of HCA's parking garages is included in buildings and improvements on the accompanying balance sheets at both March 31, 2002 and December 31, 2001 in the amount of $27,358,000. Amortization expense with respect to these assets amounted to $227,000 during each of the three month periods ended March 31, 2002 and 2001. Accumulated amortization at March 31, 2002 and December 31, 2001 with respect to these assets amounted to $8,770,000 and $8,543,000, respectively.

                         HOLLYWOOD CASINO - AURORA, INC.
                 (wholly owned by Hollywood Casino Corporation)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

     Future minimum lease payments under capital lease obligations as of March 31, 2002 are as follows:

2002 (nine months)                                  $ 2,244,000
2003                                                  2,660,000
2004                                                  2,677,000
2005                                                  2,710,000
2006                                                  2,712,000
Thereafter                                           13,318,000
                                                    -----------

Total minimum lease payments                         26,321,000
Less amount representing interest                    (8,662,000)
                                                    -----------

Present value of future
  minimum lease payments                             17,659,000
Current capital lease obligation                     (1,324,000)
                                                    -----------

Long-term capital lease obligation                  $16,335,000
                                                    ===========

(5)  Income Taxes

     HCA's provision for income taxes consists of the following:

                                         Three Months Ended
                                              March 31,
                                     --------------------------
                                         2002          2001
                                     -----------    -----------
Current provision:
  Federal                            $(6,103,000)   $(4,506,000)
  State                                 (354,000)      (411,000)
Deferred benefit:
  Federal                              1,972,000        620,000
  State                                  266,000        117,000
                                     -----------    -----------

                                     $(4,219,000)   $(4,180,000)
                                     ===========    ===========

     HCA is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA's current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid no federal income taxes during either of the three month periods ended March 31, 2002 or 2001. HCA paid state income taxes of $525,000 and $9,000, respectively, during the three month periods ended March 31, 2002 and 2001.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of HWCC - Tunica, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of HWCC - Tunica, Inc. and subsidiary as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of HWCC
- Tunica, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Dallas, Texas
May 7, 2002

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          March 31,
                                                            2002       December 31,
                                                        (Unaudited)        2001
                                                        ------------   ------------
Current Assets:
   Cash and cash equivalents                            $ 21,298,000   $ 19,922,000
   Accounts receivable, net of allowances of
     $2,343,000 and $2,188,000, respectively               1,713,000      1,822,000
   Inventories                                               539,000        568,000
   Deferred income taxes                                     789,000        679,000
   Prepaid expenses and other current assets               1,391,000      1,052,000
   Due from affiliates                                        46,000         58,000
                                                        ------------   ------------

     Total current assets                                 25,776,000     24,101,000
                                                        ------------   ------------

Property and Equipment:
   Land and improvements                                   4,808,000      4,808,000
   Buildings                                              76,954,000     76,946,000
   Barges                                                  2,524,000      2,524,000
   Operating equipment                                    50,210,000     49,554,000
   Construction in progress                                  890,000        474,000
                                                        ------------   ------------

                                                         135,386,000    134,306,000
     Less - accumulated depreciation and amortization    (55,427,000)   (54,168,000)
                                                        ------------   ------------

   Net property and equipment                             79,959,000     80,138,000
                                                        ------------   ------------

Other Assets:
   Land rights                                             6,588,000      6,639,000
   Other assets                                            4,146,000      4,195,000
                                                        ------------   ------------

     Total other assets                                   10,734,000     10,834,000
                                                        ------------   ------------

                                                        $116,469,000   $115,073,000
                                                        ============   ============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                         March 31,
                                                           2002        December 31,
                                                        (Unaudited)       2001
                                                        ------------   ------------
Current Liabilities:
   Current maturities of long-term debt                 $    411,000   $    586,000
   Accounts payable                                        1,320,000        911,000
   Accrued liabilities -
     Salaries and wages                                    2,754,000      1,988,000
     Interest                                                437,000        437,000
     Gaming and other taxes                                1,201,000      1,282,000
     Insurance                                             2,343,000      2,194,000
     Other                                                 2,802,000      2,907,000
   Due to affiliates                                         874,000        695,000
   Other current liabilities                               1,322,000      1,812,000
                                                        ------------   ------------

   Total current liabilities                              13,464,000     12,812,000
                                                        ------------   ------------

Long-Term Debt                                            87,890,000     87,983,000
                                                        ------------   ------------

Deferred Income Taxes                                        789,000        679,000
                                                        ------------   ------------

Commitments and Contingencies

Shareholder's Equity:
   Common stock, $.01 par value
     per share; 100,000 shares authorized;
     1,000 shares issued and outstanding                          --             --
   Additional paid-in capital                             22,637,000     22,637,000
   Accumulated deficit                                    (8,311,000)    (9,038,000)
                                                        ------------   ------------

     Total shareholder's equity                           14,326,000     13,599,000
                                                        ------------   ------------

                                                        $116,469,000   $115,073,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                       2002          2001
                                                   -----------   -----------
Revenues:
    Casino                                         $26,188,000   $27,272,000
    Rooms                                            1,634,000     1,606,000
    Food and beverage                                3,702,000     4,289,000
    Other                                              406,000       403,000
                                                   -----------   -----------

                                                    31,930,000    33,570,000
    Less - promotional allowances                   (7,945,000)   (8,382,000)
                                                   -----------   -----------

       Net revenues                                 23,985,000    25,188,000
                                                   -----------   -----------

Expenses:
    Casino                                          16,112,000    17,901,000
    Rooms                                              318,000       269,000
    Food and beverage                                  859,000       860,000
    Other                                              188,000       186,000
    General and administrative                       1,701,000     1,640,000
    Depreciation and amortization                    1,400,000     1,494,000
                                                   -----------   -----------

       Total expenses                               20,578,000    22,350,000
                                                   -----------   -----------

Income from operations                               3,407,000     2,838,000
                                                   -----------   -----------

Non-operating income (expenses):
    Interest income                                     28,000        92,000
    Interest expense                                (2,488,000)   (2,484,000)
    Equity in losses of unconsolidated affiliate       (48,000)     (116,000)
    Gain on disposal of asset                           13,000            --
                                                   -----------   -----------

       Total non-operating expenses, net            (2,495,000)   (2,508,000)
                                                   -----------   -----------

Income before income taxes                             912,000       330,000
Income tax provision                                  (185,000)           --
                                                   -----------   -----------

Net income                                         $   727,000   $   330,000
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                   2002          2001
                                                               -----------   -----------
OPERATING ACTIVITIES:
    Net income                                                 $   727,000   $   330,000
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                             1,400,000     1,494,000
       Gain on disposal of asset                                   (13,000)           --
       Provision for doubtful accounts                             150,000       335,000
       Equity in losses of unconsolidated affiliate                 48,000       116,000
       Increase in accounts receivable                             (41,000)     (242,000)
       Increase in accounts payable
          and accrued expenses                                   1,138,000       515,000
       Net change in other current assets and liabilities         (609,000)      135,000
       Net change in other noncurrent assets and liabilities            --       (18,000)
                                                               -----------   -----------

    Net cash provided by operating activities                    2,800,000     2,665,000
                                                               -----------   -----------

INVESTING ACTIVITIES:
       Purchases of property and equipment                      (1,170,000)     (606,000)
       Proceeds from disposal of assets                             14,000            --
                                                               -----------   -----------

    Net cash used in investing activities                       (1,156,000)     (606,000)
                                                               -----------   -----------

FINANCING ACTIVITIES:
    Repayments of long-term debt                                  (268,000)     (309,000)
                                                               -----------   -----------

Net increase in cash and cash equivalents                        1,376,000     1,750,000
Cash and cash equivalents at beginning of period                19,922,000    16,038,000
                                                               -----------   -----------

Cash and cash equivalents at end of period                     $21,298,000   $17,788,000
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

     The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC - Golf Course Partners, Inc. ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf's investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at March 31, 2002 and December 31, 2001.

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

     The consolidated financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 have been prepared by HCT without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of March 31, 2002 and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001.

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(2)  Long-Term Debt and Pledge of Assets

     Substantially all of HCT's assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

                                                     March 31,    December 31,
                                                       2002           2001
                                                    -----------   ------------

11.25% Promissory note to HCC due May 1, 2007 (a)   $87,045,000   $87,045,000
Note payable to HCC (a)                                 329,000       329,000
Equipment loans (b)                                      61,000       245,000
Bank credit facility (c)                                866,000       950,000
                                                    -----------   -----------

      Total indebtedness                             88,301,000    88,569,000
   Less - current maturities                           (411,000)     (586,000)
                                                    -----------   -----------

      Total long-term debt                          $87,890,000   $87,983,000
                                                    ===========   ===========

----------
(a) The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $84,045,000 replaced previous intercompany notes with HCC which accrued interest at the rate of 12.75% per annum. During October 1999, HCT borrowed the additional $3,000,000 available under the intercompany note as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement. Interest on advances is payable each April 15 and October 15. The intercompany note is pledged as security with respect to HCC's $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC's Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The limitation on the lien described in (2) above was $81,007,000 on March 31, 2002 and was subsequently increased to $86,007,000. The lien may be increased as a result of additional borrowings up to a maximum of $108,000,000.

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

(c) In June 2001, HCT entered into a bank credit facility in the amount of $3,000,000 available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank's prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.25% per annum in August 2001.

     Scheduled payments of long-term debt as of March 31, 2002 are set forth below:

     2002 (nine months)   $   318,000
     2003                     373,000
     2004                     236,000
     2005                          --
     2006                          --
     Thereafter            87,374,000
                          -----------

        Total             $88,301,000
                          ===========

     Interest paid amounted to $2,488,000 and $2,484,000, respectively, during the three month periods ended March 31, 2002 and 2001.

(3)  Income Taxes

     HCT's provision for income taxes consists of the following:

                                      Three Months Ended
                                          March 31,
                                     ---------------------
                                       2002        2001
                                     ---------   ---------

     Federal income tax provision:
        Current                      $(185,000)  $      --
        Deferred                      (113,000)   (154,000)
     Change in valuation allowance     113,000     154,000
                                     ---------   ---------

                                     $(185,000)  $      --
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

                       HWCC - TUNICA, INC. AND SUBSIDIARY
                 (wholly owned by Hollywood Casino Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

     HCT is included in HCC's consolidated federal income tax return. HCT's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid no federal or state income taxes during either of the three month periods ended March 31, 2002 or 2001.

     At March 31, 2002, HCT had net operating loss carryforwards ("NOL's") totaling approximately $1,873,000, which do not begin to expire until the year 2019. Additionally, HCT has alternative minimum and other tax credits available totaling $1,439,000 and $356,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the near-term expectation of taxable losses, management has provided valuation allowances to fully reserve the net deferred tax assets at both March 31, 2002 and December 31, 2001.

(4)  Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

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

                                         Three Months Ended March 31,
                                         ----------------------------
                                             2002           2001
                                         ------------   -------------
Revenues:
   Aurora Casino                         $ 60,982,000   $ 53,355,000
   Tunica Casino                           23,985,000     25,188,000
   Shreveport Casino                       38,217,000     37,747,000
                                         ------------   ------------

      Net revenues                        123,184,000    116,290,000
                                         ------------   ------------

Departmental Expenses:
   Aurora Casino                           37,684,000     34,488,000
   Tunica Casino                           17,477,000     19,216,000
   Shreveport Casino                       27,255,000     38,948,000
                                         ------------   ------------

      Total departmental expenses          82,416,000     92,652,000
                                         ------------   ------------

        Departmental profit                40,768,000     23,638,000
                                         ------------   ------------

Other Operating Expenses:
   General and administrative              10,405,000      9,288,000
   Depreciation and amortization           14,098,000      9,381,000
   Development                                 42,000        166,000
                                         ------------   ------------

        Total other operating expenses     24,545,000     18,835,000
                                         ------------   ------------

Income from operations                   $ 16,223,000   $  4,803,000
                                         ============   ============

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Aurora Casino
-------------

     Departmental profit from operations at the Aurora Casino is summarized in the following table:

                                    Three Months Ended March 31,
                                    ----------------------------
                                        2002          2001
                                     -----------   -----------
Revenues:
   Casino                            $65,016,000   $57,121,000
   Food and beverage                   3,465,000     3,864,000
   Other                                 776,000       760,000
   Promotional allowances             (8,275,000)   (8,390,000)
                                     -----------   -----------

      Net revenues                    60,982,000    53,355,000
                                     -----------   -----------

Departmental Expenses:
   Casino                             36,024,000    32,894,000
   Food and beverage                   1,411,000     1,418,000
   Other                                 249,000       176,000
                                     -----------   -----------

      Total departmental expenses     37,684,000    34,488,000
                                     -----------   -----------

         Departmental profit         $23,298,000   $18,867,000
                                     ===========   ===========

Departmental profit margin                  38.2%         35.4%

     Revenues

     During 2001, the Aurora Casino conducted its gaming operations on two riverboats connected by a link barge. The smaller of the two riverboats contained slightly more than one-third of the total gaming positions, but generated less than 25% of total gaming revenues. As more fully described under "Liquidity and Capital Resources -- Capital Expenditures and Other Investing Activities," the Aurora Casino began a major expansion in 2001. In order to take better advantage of dockside gaming legislation passed in 1999 and improve its gaming amenities, the Aurora Casino began construction of a new dockside facility to replace the Aurora Casino's two riverboats. Management believed the new dockside facility would significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. A new, state-of-the-art buffet with the latest in presentation cooking opened in May 2002 and increased seating capacity by 27%. The second half of the dockside casino, together with a new parking facility which will increase parking capacity by at least 30%, are expected to open by the end of June 2002. The expansion, when completed, is projected to cost approximately $78.2 million.

     Total gross wagering at the Aurora casino, as measured by the total value of chips purchased for table games ("drop") and the total amount of coins wagered in slot machines ("handle"), increased $57.4 million (6.9%) during the three month period ended March 31, 2002 compared to the same period in 2001. The increase in gross wagering is primarily attributable to the opening of the first half of the dockside casino. In addition, the mix of games was altered with the addition of 22 slot machines in place of three table games.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage." The first quarter of 2002 increase in casino revenues compared to the prior year period reflects the increase in gross wagering noted above, combined with increases in both the table games and slot machine hold percentages. The Aurora Casino set a new monthly record for casino revenues in February 2002 with the mid-month opening of the first half of the new dockside casino; a new monthly revenue record was subsequently established in March. April 2002 revenues declined from the record March figures, reflecting both seasonal patterns and a lower table games hold percentage, but were still more than 12% above April 2001 revenues. These record results have been achieved despite the ongoing disruption from construction of the property's new buffet. Furthermore, management believes the property has not realized the full potential from the dockside facility because the majority of the Aurora Casino's gaming positions continue to be located on the remaining riverboat rather than on the first half of its dockside casino.

     Food and beverage revenues decreased 10.3% during the first quarter of 2002 compared to the same period in 2001 due to a reduction in food complementaries. Additionally, one restaurant facility was closed and two restaurant facilities were relocated as part of the dockside construction activities discussed above. Other revenues did not change significantly during the first quarter of 2002 compared to the same period in 2001.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Promotional allowances decreased slightly during the first quarter of 2002 compared to the prior year period due to reductions in beverage complimentaries, which were virtually offset by increases in promotional activities and customer loyalty program awards.

Departmental Expenses

     The 9.5% increase in casino expenses during the first three months of 2002 compared to the prior year period primarily reflects additional gaming taxes incurred as a result of the increase in casino revenues, coupled with increased marketing expenses. Gaming and admissions taxes increased by $2.9 million in 2002 compared to the prior year period. Marketing expenses increased by $500,000, primarily due to additional radio production and advertising. These increases were partially offset by reductions in the allocation of expenses from other operating departments to the casino department during the 2002 first quarter period.

     Food and beverage expenses did not change significantly during the first quarter of 2002 compared to the same period in 2001 despite a decrease in the associated revenues. Since the decline in revenues resulted from a reduction in promotional activities, there was a similar reduction in the amount of food and beverage costs allocated to the casino department.

     Other expenses decreased by 41.5% during the first quarter of 2002 compared to the same period in 2001 due again to a reduction in promotional activities, the cost of which is allocated to the casino department, and to an increase in theater expenses.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Tunica Casino
-------------

     Departmental profit from operations at the Tunica Casino is summarized in the following table:

                                    Three Months Ended March 31,
                                    ----------------------------
                                        2002          2001
                                     -----------   -----------
Revenues:
   Casino                            $26,188,000   $27,272,000
   Rooms                               1,634,000     1,606,000
   Food and beverage                   3,702,000     4,289,000
   Other                                 406,000       403,000
   Promotional allowances             (7,945,000)   (8,382,000)
                                     -----------   -----------

      Net revenues                    23,985,000    25,188,000
                                     -----------   -----------

Departmental Expenses:
   Casino                             16,112,000    17,901,000
   Rooms                                 318,000       269,000
   Food and beverage                     859,000       860,000
   Other                                 188,000       186,000
                                     -----------   -----------

      Total departmental expenses     17,477,000    19,216,000
                                     -----------   -----------

         Departmental profit         $ 6,508,000   $ 5,972,000
                                     ===========   ===========

Departmental profit margin                  27.1%         23.7%

     Revenues

     Total gross wagering at the Tunica Casino decreased $14.9 million (3.3%) during the first three months of 2002 compared to the same period in 2001 as the Tunica market continues to be a highly competitive market in which to operate. Both slot machine and table game revenues declined compared to the comparable prior year period. Slot machine handle decreased $16.2 million (3.7%) during the 2002 first quarter, while the slot machine hold percentage remained unchanged from 2001. Table game drop increased $1.3 million (6.4%) during the 2002 period; however, a decrease in the table game hold percentage to 16.7% in the 2002 period from 18.8% in the prior year period resulted in an overall decline in table game revenues.

     Room revenues increased slightly during the 2002 period compared to 2001. Hotel occupancy rates decreased to 83.7% during the 2002 period from 86.1% during the prior year period. The decrease in the occupancy rate was more than offset by an increase in the average daily room rate to $40 in 2002 from $38 in 2001.

     Food and beverage revenues decreased 13.7% during the first quarter of 2002 compared to the prior year period primarily due to a reduction in food and beverage complimentaries. Other revenues did not change significantly in the first quarter of 2002 compared to the prior year period.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Promotional allowances decreased by 5.2% during the 2002 first quarter compared to the same period in 2001. Cash incentive and customer loyalty program awards decreased by 1.3% during the first quarter of 2002 compared to the prior year period. Such decrease was partially offset by a slight increase in goods and services provided to patrons without charge, which increased as a percentage of the associated revenues to 72.1% during the 2002 period from 71.9% during 2001.

     Departmental Expenses

     The 10% decrease in casino expenses during the first quarter of 2002 compared to the same period in 2001 primarily results from decreases in advertising and other expenses as part of management's efforts to control costs in a highly competitive market. Additional decreases reflect reductions in the allocation of costs associated with promotional activities from other operating departments to the casino department.

     The increase in rooms expense during the first quarter of 2002 compared to the prior year period results from a reduction in the allocation of such expenses to the casino department.

     Food and beverage expenses did not change significantly during the first quarter of 2002 compared to the same period in 2001 despite a decrease in the associated revenues. Since the decline in revenues resulted from a reduction in promotional activities, there was a similar reduction in the amount of food and beverage costs allocated to the casino department. Other departmental expenses did not change significantly during the first quarter of 2002 compared to the same period in 2001.

Shreveport Casino
-----------------

     Departmental profit from operations at the Shreveport Casino is summarized in the following table:

                                    Three Months Ended March 31,
                                    ----------------------------
                                        2002          2001
                                     -----------   -----------
Revenues:
   Casino                            $37,939,000   $36,719,000
   Rooms                               2,214,000     2,432,000
   Food and beverage                   6,100,000     6,708,000
   Other                                 474,000     1,260,000
   Promotional allowances             (8,510,000)   (9,372,000)
                                     -----------   -----------

   Net revenues                       38,217,000    37,747,000
                                     -----------   -----------

Departmental Expenses:
   Casino                             24,536,000    34,000,000
   Rooms                                 539,000       613,000
   Food and beverage                   1,516,000     3,032,000
   Other                                 664,000     1,303,000
                                     -----------   -----------

   Total departmental expenses        27,255,000    38,948,000
                                     -----------   -----------

Departmental profit (loss)           $10,962,000   $(1,201,000)
                                     ===========   ===========

Departmental profit (loss) margin           28.7%         (3.2%)

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Shreveport Casino commenced operations on December 20, 2000 and experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than originally anticipated by management. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. Management of the Shreveport Partnership responded by fine-tuning its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, the Shreveport Partnership terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino's gaming revenues in June. Management also instituted a series of measures to significantly reduce the operating costs of the Shreveport Casino. As a result of the elimination of marketing programs and other significant cost cutting efforts, the Shreveport Casino has generated positive earnings before interest, taxes, depreciation, amortization and non-recurring items in every month since June 2001. The Shreveport Partnership is continuing to aggressively manage its marketing programs to increase its customer base while maximizing near and long-term profitability by decreasing the operating cost structure of the property.

     The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, as total casino win for the first quarter of 2002 has only grown by 21.2% compared to the same period in 2000 (the most recent first quarter period prior to the opening of the Shreveport Casino). The market grew by only 2% during the first quarter of 2002 compared to the same period in 2001; management believes such lack of growth reflects the current economic slowdown which has negatively affected the Shreveport market.

     Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $456 million and $450 million, respectively, during the first three months of 2002 and 2001. Slot machine handle increased by 2.6% during the first quarter of 2002 compared to the same period in 2001, while table game drop declined 7.6%.

     Revenues

     Casino revenues at the Shreveport Casino increased $1.2 million (3.3%) during the first three months of 2002 compared to the 2001 period. This increase reflects the overall increase in gross wagering combined with an increase in the table games hold percentage to 22% from 18.9%. During the first three months of 2002, slot machine and table games revenue accounted for 70.5% and 29.5% of casino revenues, respectively, compared to the 71.7% and 28.3%, respectively, during the 2001 period.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Room revenues decreased 9% during the 2002 period compared to 2001. Hotel occupancy rates increased to 90.4% during the 2002 period from 75.7% in 2001 due to more aggressive marketing programs. The average daily room rate decreased to $68 during the 2002 period from $98 in 2001. Room rates have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been partially offset by the improvement in hotel occupancy.

     Food and beverage revenues decreased 9.1% during the first quarter of 2002 compared to the prior year period primarily as a result of a decrease in promotional activities.

     Other revenues decreased 62.4% during the three month period ended March 31, 2002 compared to the same period in 2001 due to reductions in theater revenues and retail store sales.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty programs. Promotional allowances decreased $862,000 (9.2%) during the first quarter of 2002 compared to the same period in 2001 primarily due to reductions in complimentaries as part of management's cost savings initiatives.

     Departmental Expenses

     The Shreveport Casino was designed to be a major destination resort. Accordingly, its initial cost structure was based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first half of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Over the second six months of 2001 and first three months of 2002, management made significant progress in achieving the principal elements of its new business plan. Specifically, departmental expenditures have been significantly reduced while maintaining the Shreveport Casino's level of service. Management reduced the property's operating costs in the first three months of 2002 by approximately $11.7 million (30%) compared to the first three months of 2001, while maintaining revenue levels. As cost savings initiatives implemented by management are continued and the volume of business grows, management anticipates cost ratios and departmental profit should continue to improve.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the current 18.5%. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001 and to 20.5% effective April 1, 2002 with an additional 1% increase scheduled for April 1, 2003. Had the entire 3% gaming tax increase been in effect during the first quarter of 2002, the Shreveport Casino's operating expenses would have increased by $774,000.

     The 27.8% decrease in casino expenses during the first quarter of 2002 compared to the same period in 2001 was due to managements cost savings initiatives discussed above. Expenditures were

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

reduced in the areas of payroll, cage operations, and advertising, as well as in the allocations of promotional related costs from other operating departments to the casino department.

     The 12.1% decrease in rooms expense during the first quarter of 2002 compared to the prior year period reflects management cost savings initiatives discussed above partially offset by reduced allocations to the casino department.

     During the first three months of 2002, food and beverage expenses decreased by 50% and other expenses decreased by 49% compared to the prior year period. These decreases are due to reductions in the cost of goods sold, consistent with the reductions in revenues, as well as by reductions in payroll costs and increases in operating efficiency.

Other Consolidated Items
------------------------

     Other operating expenses of HCC and its subsidiaries, exclusive of casino departmental expenses, consist primarily of general and administrative expenses, depreciation and amortization, and development expenses incurred in connection with the pursuit of additional gaming venues.

     General and Administrative

     General and administrative expenses increased by $1.1 million (12%) during the first quarter of 2002 compared to the prior year period. Such expenses at the Aurora Casino increased by $284,000 (24.9%) during the 2002 period primarily as a result of increases in personnel costs related to the opening of the first half of the dockside casino. The Tunica Casino experienced a 3.7% increase in general and administrative expenses during the 2002 first quarter compared to the prior year period primarily as a result in increases in personnel costs. During the 2002 first quarter period, the Shreveport Casino's general and administrative expenses decreased $197,000 (5.3%), exclusive of management fees payable to a subsidiary of HCC. The decrease is attributable to reductions in personnel costs resulting from management's cost savings initiatives. Corporate general and administrative expenses increased $969,000 (34.8%) due to increased legal and professional fees primarily related to ongoing litigation against certain former executive officers of HCC.

     Depreciation and Amortization

     Depreciation and amortization expense increased by $4.7 million (50.3%) during the 2002 period compared to the prior year period. Substantially all of the increase results from additional depreciation expense recorded by the Aurora Casino as a result of its expansion and the acceleration of depreciation on the assets to be replaced (see "Liquidity and Capital Resources-Capital Expenditures and Investing Activities-Aurora Casino" below). Such accelerated depreciation increased by $4.4 million during the first quarter of 2002 compared to the same period of 2001.

     Development Expenses

     Development expenses represent costs incurred in connection with HCC's pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized and abroad. Such costs decreased by 74.7% during the first quarter of 2002 compared to the prior year period due to fewer potential jurisdictions contemplating the legalization of gaming.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Non-operating Income (Expenses)
-------------------------------

     Interest Income

     Interest income decreased 78.8% during the first quarter of 2002 compared to the prior year period as unexpended cash proceeds of HCC's issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities") were spent in connection with the construction of the Shreveport Casino and the Aurora Casino expansion project.

     Interest Expense

     Interest expense decreased by $778,000 (4.5%) during the three month period ended March 31, 2002 compared to the prior year period due primarily to interest capitalized with respect to the Aurora Casino expansion project.

     Income Taxes

     Management believes that it is more likely than not that future consolidated taxable income of HCC will be sufficient to utilize at least a portion of the NOL's, tax credits and other deferred tax assets resulting from temporary differences. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the consolidated balance sheet reflects a net deferred tax asset of $6.3 million as of March 31, 2002.

     On March 19, 2002, new tax legislation was enacted which extends the carryback period for NOL's originating in tax years ending in 2001 or 2002. As a result of this change, the Company will be able to utilize NOL's originating in 2001 to request a refund of taxes previously paid in the amount of approximately $3.1 million. The refund receivable and related tax benefit were recognized during the first quarter of 2002.

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

     Minority Interest in Hollywood Casino Shreveport

     In accordance with the terms of its joint venture agreement, HCC's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues" , as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $383,000 during the first quarter of 2002.

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

     The floating rate loan was entered into for non-trading purposes as sources of funding for the Company and management believes that this financing has no other material market risks other than interest rate risk. Such interest rate risk is beyond management's control; however, the obligation could be prepaid should increases in the underlying interest rate result in an excessive financing cost; however, prepayment of the floating rate notes would require a premium in the amount of 2% as of May 1, 2002, decreasing by 1% each subsequent May 1.

     Both the Shreveport First Mortgage Notes issued to finance construction of the Shreveport Casino and the Shreveport Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest. Contingent interest under the indentures to the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes is equal to 5% and 1.3%, respectively, of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the Shreveport First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Shreveport Senior Secured Notes for a fiscal year could be $6.4 million, resulting in an effective annual interest rate of 15.5%. These maximums would assume that the annual consolidated cash flow of the Shreveport Casino was at least $100 million. The contingent component of interest under the Shreveport First Mortgage Notes and the Shreveport Senior Secured Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by cash flows and can only be paid if certain coverage ratios are met, liquidity and capital resources of the Shreveport Partnership will not be compromised by the payment, if any, of contingent interest.

     Changes in the market interest rate would also impact the fair market value of the Company's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC's debt securities of approximately $21.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     During the first quarter of 2002, HCC generated cash flow from operations of $20.1 million. During this period, the operations of the Aurora Casino and Tunica Casino continued to be HCC's primary sources of liquidity and capital resources. The Aurora Casino contributed approximately $23.9 million of cash flow from operations during the first quarter of 2002 while the Tunica Casino provided $2.8 million of cash from operations. The Shreveport Casino experienced negative cash flow from operations during the first quarter of 2002 amounting to $4.5 million. Management believes that the Shreveport Casino will, in time, become a positive source of operating cash flow. HCC's other primary source of funds consists of interest income earned on temporary investments ($230,000). In addition to operating expenses at its three casino facilities, other uses of operating cash by HCC during the first quarter of 2001 included corporate overhead costs ($3.8 million) and costs to pursue development opportunities ($42,000).

Financing Activities

     Senior Secured Notes -

     During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the "Senior Secured Notes"). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective May 1, 2002, the interest rate decreased to 8.38% from 8.45%. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company's equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company is also using proceeds from the debt offering to finance construction of its new, dockside gaming facility at the Aurora Casino (see "Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities"). Interest on the Senior Secured Notes is payable semiannually each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The amount of the lien described in (2) above was approximately $81 million on March 31, 2002 and was subsequently increased to approximately $86 million.

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

     Shreveport Debt Obligations -

     On August 10, 1999 the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due 2006 (the "Shreveport First Mortgage Notes"), which are guaranteed by HCL, but are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date after the commencement of the Shreveport Casino's operations. The amount of the contingent interest is equal to 5% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to maximum of $5 million for any four consecutive fiscal quarters. Contingent interest with respect to the Shreveport First Mortgage Notes amounted to $324,000 during the three month period ended March 31, 2002, payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Accrued contingent interest with respect to the Shreveport First Mortgage Notes amounted to $710,000 at March 31, 2002. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership's existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see below) and up to $6 million in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

     In June 2001, the Shreveport Partnership issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Shreveport Senior Secured Notes"). The Shreveport Senior Secured Notes were issued with a premium to yield interest at an effective annual rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at an annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $81,000 during the three month period ended March 31, 2002, payment of which has been deferred. Total accrued contingent interest with respect to the Shreveport Senior Secured Notes amounted to $159,000 at March 31, 2002. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership's capital lease obligations with the remainder available for working capital purposes.

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

     The Shreveport First Mortgage Notes and Shreveport Senior Secured Notes are redeemable at the option of the Shreveport Partnership at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% on August 1, 2004 and 100% on or after August 1, 2005. Up to 35% of the original aggregate amount of the Shreveport Senior First Mortgage Notes and Shreveport Secured Notes may also be redeemed at a price of 113% plus accrued interest at any time prior to August 1, 2002 with proceeds of contributions to the Shreveport Partnership made by HCC from certain offerings of equity securities by HCC.

     The indenture for the Shreveport First Mortgage Notes and Shreveport Senior Secured Notes contains various provisions limiting the ability the Shreveport Partnership to borrow money, pay dividends, make investments, pledge or sell its assets or enter into mergers or consolidations. The indenture to the Shreveport First Mortgage Notes also limits the ability of certain HCC subsidiaries which guarantee the debt to acquire additional assets, become liable for additional obligations or engage in any business activities other than holding the partnership interests or acting as managing general partner of the Shreveport Partnership.

     Ground Leases -

     HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT's option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1.1 million per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $1.1 million during the three month period ended March 31, 2002 in connection with the ground lease.

     The Shreveport Partnership entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals available to the Shreveport Partnership for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. During the first five-year rental term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,512 for the fourth five-year renewal term and $703,957 for the fifth five-year renewal term with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent equal to the greater of (1) $500,000 per year or
(2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $526,000 during the three month period ended March 31, 2002, including percentage rentals amounting to $383,000. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1.5 million during the 2002 first quarter period.

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

     Greate Bay is insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay's other remaining cash to be distributed to an unrestricted subsidiary of HCC. Greate Bay paid $2 million in December 2001 to the unrestricted subsidiary and agreed to offset the $2.4 million owed by HCC (see (2) above) against a like amount owed to HCC. The sale of Greate Bay's primary asset was approved by the bankruptcy court on March 6, 2002 and completed on March 19, 2002. Management currently anticipates that the plan of reorganization will be confirmed in July 2002. As a result of the agreement, HCC has adjusted the carrying value of the notes and interest due from Greate Bay at March 31, 2002 to $12.9 million (net of reserves of $48.3 million), management's estimate of the net proceeds yet to be received, subject to confirmation by the bankruptcy court.

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

     HCC Consolidated Commitments -

     As of March 31, 2002, HCC's remaining maturities of long-term debt are $323,000 during 2002, $380,000 in 2003 and $244,000 in 2004. During 2006, the
floating rate Senior Secured Notes, Shreveport First Mortgage Notes and Shreveport Senior Secured Notes become due aggregating $239 million. In 2007, the $310 million 11.25% Senior Secured Notes become due. Remaining minimum lease payments under capital lease obligations are $2.2 million for the remainder of 2002 and approximately $2.7 annually between 2003 and 2006 and total $26.3 million in the aggregate.

     Commitments under noncancellable operating leases, exclusive of the ground leases in Shreveport and Tunica previously discussed, amount to $1.1 million during the remainder of 2002. In future years, such commitments decline steadily from $1.2 million in 2003 to $380,000 in 2006 and amount to approximately $5.6 million in the aggregate.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Capital Expenditures and Other Investing Activities

     Aurora Casino -

     Capital expenditures at the Aurora Casino during the three month period ended March 31, 2002 (exclusive of barge costs - see below) were $161,000; management anticipates spending $3.8 million during the remainder of 2002 toward its ongoing capital improvements program. Significant projects planned for 2002 include new slot machines, renovations to restaurants and other departmental expenditures.

     Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino's two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. A new, state-of-the-art buffet with the latest in presentation cooking opened in May 2002 and increased seating capacity by 27%. The second half of the dockside casino, together with a new parking facility are expected to open by the end of June 2002. Management believes the new dockside facility, which will have 53,000 square feet of gaming space on a single level, will significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino's patrons. The estimated total project cost is approximately $78.2 million. Until the second half of the dockside casino is completed, the Aurora Casino will continue to operate the larger of its two existing riverboat casinos. Up to $40 million of the estimated project costs for the Aurora Casino expansion are being provided from HCC's debt offering completed in May 1999 with the remainder to come from cash on hand and cash available from operations. Costs incurred during the three month period ended March 31, 2002 with respect to the expansion project have totaled approximately $13.6 million.

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

     The dockside casino has been constructed in two halves which have now been connected to form a single dockside casino. This strategy was developed in order to minimize disruption of the Aurora Casino's operations during the construction period and allow for at least a partial opening at a much earlier date. The Aurora Casino prospectively adjusted the remaining useful lives of its riverboats and

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

other fixed assets being replaced to reduce the recorded net book value of such assets (approximately $3.5 million at March 31, 2002) to their estimated net realizable value at the time they are removed from service. Consequently, depreciation expense during the three month period ended March 31, 2002 increased by $6.6 million; such additional depreciation is expected to amount to approximately $3.1 million during the remainder second quarter of 2002.

     Tunica Casino -

     Capital expenditures at the Tunica Casino during the first quarter of 2002 amounted to $1.2 million; management anticipates spending $2.8 million during the remainder of 2002 for its on-going capital improvements program. Expenditures planned consist primarily of updating slot machines, replacing the casino carpeting and other departmental expenditures. During the third quarter of 2002, the Company will commence a substantial capital expenditure project at the Tunica property that includes the conversion of 22 hotel rooms into 11 new suites and the renovation of all other hotel rooms. As currently planned, the renovation will cost an estimated $8 million and is expected to be completed in late 2003.

     HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course, which opened in November 1998, have totalled approximately $2.3 million.

     Shreveport Casino -

     Capital expenditures at the Shreveport Casino during the first quarter of 2002 amounted to $66,000; management anticipates spending less than $1.5 million during the remainder of 2002 with respect to the Shreveport Casino's program of ongoing capital improvements.

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

     The Shreveport Partnership entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by the Shreveport Partnership to the limited liability corporation formed to develop and operate the golf course through March 31, 2002 amounted to $313,000 (no contributions were made during the three month period ended March 31, 2002). Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. The partners intend to liquidate the joint venture; accordingly, the Shreveport Partnership provided a reserve during April 2002 to write down their investment in the limited liability corporation to a zero value.

                  HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Conclusion

     The Company has the ability under its existing loan agreements to make approximately $3 million in additional capital contributions to the Shreveport Partnership. To the extent the Company desires to make additional contributions to the Shreveport Partnership in excess of the $3 million amount, the Company would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. Management also anticipates receiving between $11 million and $13 million in payments on the Company's outstanding receivables from Greate Bay which would provide the Company with additional flexibility to make future capital contributions to the Shreveport Partnership. The Company has entered into definitive agreements with Greate Bay to realize value on the significant indebtedness Greate Bay owes the Company. Other than trade payables, the Company is Greate Bay's sole creditor. As part of a pre-packaged bankruptcy reorganization of Greate Bay, Greate Bay sold its primary asset and the net proceeds from the sale, as well as Greate Bay's other cash, are to be distributed to an unrestricted subsidiary of HCC. Proceeds received by the HCC subsidiary from Greate Bay will not be restricted by the terms of the Company's loan agreements and, therefore, would be available for any corporate purpose, including making additional capital contributions to the Shreveport Partnership. Greate Bay filed its petition for reorganization and plan with the United States Bankruptcy Court for the District of Delaware on December 28, 2001. The sale of Greate Bay's primary asset was approved on March 6, 2002 and was completed on March 19, 2002. Management currently anticipates that the restructuring will be confirmed in July 2002.

     Management anticipates that HCC's funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino and the Tunica Casino. Management believes that the Shreveport Casino's existing cash together with cash from its operations and additional capital contributions from HCC, will be sufficient to meets its liquidity and capital resource needs for the next 24 months. Under the indenture to the Senior Secured Notes, the Shreveport Partnership will also be able to borrow, if needed, up to an additional $6 million to finance the purchase of furniture, fixtures and equipment.

PART II: OTHER INFORMATION
--------------------------

     Item 6(a). Exhibits

     10.1 License Agreement dated as of December 19, 2001 by and between Advanced Casino Systems Corporation and Hollywood Casino-Aurora, Inc.
     10.2 Amended and Restated Maintenance Agreement made and entered into as of December 19, 2001 by and between Advanced Casino Systems Corporation and Hollywood Casino-Aurora, Inc.
     10.3 License Agreement dated as of December 19, 2001 by and between Advanced Casino Systems Corporation and HWCC-Tunica, Inc.
     10.4 Maintenance Agreement dated as of December 19, 2001 by and between Advanced Casino Systems Corporation and HWCC-Tunica, Inc.
*    10.5  License Agreement dated as of December 19, 2001 by and between
           Advanced Casino Systems Corporation and Hollywood Casino Shreveport. (Exhibit 10.1)
*    10.6  Maintenance Agreement dated as of December 19, 2001 by and between
           Advanced Casino Systems Corporation and Hollywood Casino Shreveport. (Exhibit 10.2)

----------
* Incorporated by reference to the exhibit in parenthesis included in Hollywood Casino Shreveport and Shreveport Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     Item 6(b). Reports on Form 8-K

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

                                   HOLLYWOOD CASINO CORPORATION


Date:    May 13, 2002              By: /s/          Paul C. Yates
                                       -----------------------------------------
                                                    Paul C. Yates
                                       Treasurer, Executive Vice President and
                                               Chief Financial Officer


                                                   HWCC - TUNICA, INC.


Date:    May 13, 2002              By: /s/          Paul C. Yates
                                       -----------------------------------------
                                                    Paul C. Yates
                                              Executive Vice President and
                                                 Chief Financial Officer