Form 10-Q
period 2002-09-30
HOLLYWOOD CASINO CORP; HWCC TUNICA INC
filed 2002-11-14
CIK 888245, 927801

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 33-48887

HOLLYWOOD CASINO CORPORATION HWCC—TUNICA, INC.
(Exact name of each Registrant as specified in its charter)

Delaware Texas	75-2352412 75-2513808
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No.’s)

Two Galleria Tower, Suite 2200 13455 Noel Road, LB 48 Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(Registrants’ telephone number, including area code) (972) 392-7777

(Not Applicable)
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Registrant	Class	Outstanding at November 11, 2002
Hollywood Casino Corporation HWCC—Tunica, Inc.	Common Stock, $.0001 par value Common Stock, $.01 par value	25,725,287 Shares 1,000 Shares

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

Introductory Notes to Consolidated Financial Statements

Hollywood Casino Corporation (“HCC” or the “Company”) develops, owns and operates distinctively themed casino entertainment facilities under the service mark Hollywood Casino®. Through its subsidiaries, HCC currently owns and operates a dockside casino and entertainment facility in Aurora, Illinois approximately 35 miles west of downtown Chicago (the “Aurora Casino”); a casino, hotel and entertainment complex in Tunica County, Mississippi located approximately 30 miles south of Memphis, Tennessee (the “Tunica Casino”) and a destination gaming resort located in Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas (the “Shreveport Casino”). Each of the Company’s facilities features its unique Hollywood theme, which incorporates the excitement and glamour of the motion picture industry by utilizing designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. Approximately 49% of HCC’s outstanding common shares are listed and traded on the American Stock Exchange under the symbol “HWD”. The remaining outstanding HCC common shares are owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the “Pratt Family”).

HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. (“HCA”), HWCC - Tunica, Inc. (“HCT”), HWCC - Louisiana, Inc. (“HCL”) and HWCC - Shreveport, Inc. (“Shreveport Management”). HCA is an Illinois corporation organized by the Pratt family during 1990 which owns and operates the Aurora Casino. HCT is a Texas corporation formed by HCC during 1993 to acquire and complete the Tunica Casino. HCL is a Louisiana corporation formed by HCC in 1993 to pursue gaming opportunities in Louisiana. HCL owns the partnership (the “Shreveport Partnership”) which has an effective 100% ownership interest in the Shreveport Casino. HCC’s joint venture partner holds a residual interest in the event that the Shreveport Casino is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. The joint venture partner also receives an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino. The joint venture partner’s interest is shown as minority interest on the accompanying consolidated balance sheets. Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino.

During May 1999, HCC issued $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the “Senior Secured Notes”). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT, Shreveport Management and by certain future subsidiaries of HCC. The Senior Secured Notes are secured by, among other things, (1) substantially all of the assets of HCT, (2) a limited lien on substantially all of the assets of HCA and (3) a pledge of the capital stock of certain subsidiaries of HCC including HCA and HCT. Accordingly, the financial statements of HCA and HCT are also included herein. Shreveport Management’s only source of revenues is management fees earned from the Shreveport Casino and its only expense is a services fee paid to HCC of not less than 90% of the management fees it earns from the Shreveport Casino. Shreveport Management has no significant operations, assets or liabilities; accordingly, separate financial statements are not included herein because management has determined that such information is not material to investors. HCL has been designated an “Unrestricted Subsidiary” of HCC and the operations of the Shreveport Casino, other than management fees paid to Shreveport Management, do not provide credit support for the Senior Secured Notes.

Proceeds of the debt offering were used to refinance previously outstanding debt, to fund a portion of HCC’s equity investment in the Shreveport Casino and, during October 1999, to purchase and terminate the management and consulting agreements on the Aurora Casino and Tunica Casino. The Company also used proceeds from the debt offering to partially fund the expansion of the Aurora Casino’s operating facilities.

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

The principal executive offices of HCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

The accompanying consolidated financial statements and financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by HCC, HCA and HCT without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements and financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC and HCT and the financial position of HCA as of September 30, 2002, the results of their operations for the three and nine month periods ended September 30, 2002 and 2001 and their cash flows for the nine month periods ended September 30, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCC and HCT’s 2001 Amended Annual Report on Form 10-K/A. The Form 10-K/A and other filings with the Securities and Exchange Commission are available at HCC’s website (“www.hollywoodcasino.com”) as soon as reasonably practicable after such reports are electronically filed with the Commission.

Historically, all three of the Company’s casino properties have experienced some degree of seasonality. Consequently, the results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results to be reported for the full year.

The Company, Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, the Company will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into the Company. Under the terms of the Merger Agreement, stockholders of the Company will receive cash in the amount of $12.75 per share at closing. In connection with the Merger Agreement, Penn National, the Company and certain stockholders of the Company (who collectively control at least 50.3% of the Company’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, holders of a majority of the issued and outstanding shares of common stock of the Company eligible to vote have agreed to vote in favor of the merger, assuring stockholder approval.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
Hollywood Casino Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of September 30, 2002, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Hollywood Casino Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Dallas, Texas
November 7, 2002

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$137,845,000	$131,849,000
Short-term investments	80,000	—
Restricted cash	1,000,000	—
Receivables, net of allowances of $3,254,000 and $3,571,000, respectively	6,528,000	5,232,000
Inventories	3,379,000	3,305,000
Deferred income taxes	2,253,000	2,233,000
Refundable deposits and other current assets	3,962,000	3,525,000
Federal income taxes receivable	2,996,000	—
Due from affiliates, net of valuation allowances	—	11,962,000

Total current assets	158,043,000	158,106,000

Property and Equipment:
Land and improvements	13,290,000	9,640,000
Buildings and improvements	230,792,000	224,897,000
Riverboats and barges	101,300,000	89,836,000
Operating equipment	124,084,000	142,224,000
Construction in progress	3,894,000	47,904,000

	473,360,000	514,501,000
Less—accumulated depreciation and amortization	(105,893,000)	(153,769,000)

Net property and equipment	367,467,000	360,732,000

Other Assets:
Deferred financing costs	11,494,000	13,535,000
Land rights	6,486,000	6,639,000
Other assets	9,170,000	14,385,000

Total other assets	27,150,000	34,559,000

	$552,660,000	$553,397,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,751,000	$2,056,000
Accounts payable	15,040,000	19,520,000
Accrued liabilities—
Salaries and wages	8,051,000	9,913,000
Interest	22,116,000	17,570,000
Gaming and other taxes	12,965,000	3,587,000
Insurance	4,723,000	4,588,000
Other	9,388,000	8,409,000
Other current liabilities	3,405,000	4,571,000

Total current liabilities	77,439,000	70,214,000

Long-Term Debt	550,287,000	550,950,000

Capital Lease Obligations	16,036,000	16,554,000

Other Noncurrent Liabilities	8,546,000	7,380,000

Commitments and Contingencies
Minority Interest	2,116,000	2,111,000

Shareholders’ Deficit:
Common Stock—
Class A common stock, $.0001 par value per share; 50,000,000 shares authorized; 25,725,000 and 25,334,000 shares issued and outstanding, respectively, net of 185,000 and 44,000 treasury shares at par, respectively	3,000	3,000
Class B, non-voting, $.0001 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	217,118,000	217,727,000
Accumulated deficit	(318,885,000)	(311,542,000)

Total shareholders’ deficit	(101,764,000)	(93,812,000)

	$552,660,000	$553,397,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Revenues:
Casino	$137,258,000	$122,893,000
Rooms	4,097,000	4,314,000
Food and beverage	14,608,000	14,772,000
Other	2,505,000	1,969,000

	158,468,000	143,948,000
Less—promotional allowances	(28,466,000)	(27,437,000)

Net revenues	130,002,000	116,511,000

Expenses:
Casino	92,721,000	79,298,000
Rooms	804,000	854,000
Food and beverage	3,966,000	4,142,000
Other	1,432,000	1,089,000
General and administrative	8,939,000	7,250,000
Depreciation and amortization	8,178,000	13,641,000
Development	9,000	149,000

Total expenses	116,049,000	106,423,000

Income from operations	13,953,000	10,088,000

Non-operating income (expense):
Interest income	353,000	1,023,000
Interest expense, net of capitalized interest of $55,000 and $328,000, respectively	(16,931,000)	(16,130,000)
Equity in losses of unconsolidated affiliates	(92,000)	(43,000)
(Loss) gain on disposal of assets	(176,000)	9,000

Total non-operating expense, net	(16,846,000)	(15,141,000)

Loss before income taxes and other item	(2,893,000)	(5,053,000)
Income tax (provision) benefit	(6,396,000)	2,513,000

Loss before other item	(9,289,000)	(2,540,000)
Minority interest in Hollywood Casino Shreveport (Note 1)	(367,000)	(372,000)

Net loss	$(9,656,000)	$(2,912,000)

Basic and diluted net loss per common share	$(.38)	$(.12)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Revenues:
Casino	$396,933,000	$365,418,000
Rooms	12,037,000	11,690,000
Food and beverage	41,819,000	44,224,000
Other	6,244,000	6,546,000

	457,033,000	427,878,000
Less—promotional allowances	(80,220,000)	(81,543,000)

Net revenues	376,813,000	346,335,000

Expenses:
Casino	251,606,000	246,942,000
Rooms	2,634,000	2,548,000
Food and beverage	12,030,000	14,039,000
Other	3,839,000	4,528,000
General and administrative	26,055,000	24,956,000
Depreciation and amortization	33,239,000	36,797,000
Development	69,000	459,000
Loss on early extinguishment of debt	195,000	843,000
Loss on affiliate obligations	800,000	—
Executive compensation adjustment	(709,000)	—

Total expenses	329,758,000	331,112,000

Income from operations	47,055,000	15,223,000

Non-operating income (expense):
Interest income	1,073,000	3,969,000
Interest expense, net of capitalized interest of $1,323,000 and $466,000, respectively	(50,139,000)	(50,506,000)
Equity in losses of unconsolidated affiliates	(161,000)	(130,000)
Write off investment in unconsolidated affiliate	(313,000)	—
Loss on disposal of assets	(255,000)	(55,000)

Total non-operating expense, net	(49,795,000)	(46,722,000)

Loss before income taxes and other item	(2,740,000)	(31,499,000)
Income tax (provision) benefit	(3,490,000)	1,996,000

Loss before other item	(6,230,000)	(29,503,000)
Minority interest in Hollywood Casino Shreveport (Note 1)	(1,113,000)	(1,109,000)

Net loss	$(7,343,000)	$(30,612,000)

Basic and diluted net loss per common share	$(.29)	$(1.22)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(7,343,000)	$(30,612,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including accretion of debt discount and amortization of premium	35,149,000	38,954,000
Loss on early extinguishment of debt	195,000	843,000
Loss on affiliate obligations	800,000	—
Loss on disposal of assets	255,000	55,000
Minority interest in Hollywood Casino Shreveport	1,113,000	1,109,000
Equity in losses of unconsolidated affiliates	161,000	130,000
Write off investment in unconsolidated affiliate	313,000	—
Provision for doubtful accounts	281,000	2,197,000
Deferred income taxes	5,757,000	(489,000)
Increase in accounts receivable	(1,577,000)	(2,336,000)
Increase in accounts payable and accrued expenses	7,996,000	9,818,000
Net change in current federal income taxes	(3,153,000)	—
Net change in other current assets and liabilities	11,429,000	(1,402,000)
Net change in other noncurrent assets and liabilities	(1,658,000)	679,000

Net cash provided by operating activities	49,718,000	18,946,000

INVESTING ACTIVITIES:
Purchases of property and equipment	(39,451,000)	(30,278,000)
Net change in restricted cash	—	9,530,000
Proceeds from disposal of assets	74,000	62,000
Increase in restricted cash	(1,000,000)	—
Investments in unconsolidated affiliates	—	(206,000)
Short-term investments	(80,000)	—

Net cash used in investing activities	(40,457,000)	(20,892,000)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	41,251,000
Payment to Sodak Gaming, Inc.	—	(2,499,000)
Deferred financing costs	(5,000)	(1,691,000)
Repayments of long-term debt	(925,000)	(3,388,000)
Payments on capital lease obligations	(618,000)	(30,489,000)
Issuance of common stock	494,000	121,000
Acquisition of treasury stock	(1,103,000)	—
Limited partner distributions	(1,108,000)	(1,073,000)

Net cash (used in) provided by financing activities	(3,265,000)	2,232,000

Net increase in cash and cash equivalents	5,996,000	286,000
Cash and cash equivalents at beginning of period	131,849,000	155,570,000

Cash and cash equivalents at end of period	$137,845,000	$155,856,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization, Business and Basis of Presentation

Hollywood Casino Corporation (“HCC” or the “Company”), is a Delaware corporation which was organized and incorporated on November 5, 1990. Approximately 51% of the issued and outstanding stock of HCC is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III, and by certain general partnerships and trusts controlled by the Pratt’s and by other family members (collectively, the “Pratt Family”).

HCC owns all of the outstanding common stock of Hollywood Casino - Aurora, Inc. (“HCA”), HWCC - Tunica, Inc. (“HCT”), HWCC - Louisiana, Inc. (“HCL”) and HWCC - Shreveport, Inc. (“Shreveport Management”). HCA is an Illinois corporation organized during 1990 which owns and operates an approximately 53,000 square foot dockside gaming facility together with other entertainment facilities under the service mark Hollywood Casino® in Aurora, Illinois approximately 35 miles west of downtown Chicago (the “Aurora Casino”). In March 2001, the Aurora Casino began a major expansion, highlighted by the construction of its new dockside facility to replace the two riverboats on which it previously conducted gaming operations. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside facility opened on June 14, 2002 and a new parking facility opened in late June 2002. The total project, including a new buffet which opened in May 2002, cost approximately $76,500,000. HCT is a Texas corporation formed by HCC during 1993 which owns and operates a 54,000 square foot gaming facility, adjacent support facilities and a 505-room hotel complex under the service mark Hollywood Casino® in northern Tunica County, Mississippi approximately 30 miles south of Memphis, Tennessee (the “Tunica Casino”). HCL is a Louisiana corporation formed by HCC in 1993 which owns and operates a 59,000 square foot dockside gaming facility, adjacent support facilities, and a 403-room, all suite, art deco style hotel in Shreveport, Louisiana approximately 180 miles east of Dallas, Texas (the “Shreveport Casino”). Shreveport Management is a Louisiana corporation formed by HCC in 1997 which holds the management contract for the Shreveport Casino. The Aurora Casino, the Tunica Casino and the Shreveport Casino commenced operations in June 1993, August 1994 and December 2000, respectively.

The Company believes that its three gaming facilities derive a significant amount of their gaming revenues from patrons living in the surrounding areas. Competition within the Company’s gaming markets is intense and management believes that this competition will continue or intensify in the future.

In September 1998, a joint venture in which HCL was a partner (the “Shreveport Partnership”) received approval to develop, own and operate the Shreveport Casino. HCL originally planned to develop the Shreveport Casino with two partners in a joint venture in which it would have had an interest of approximately 50%. On March 31, 1999, HCL entered into a definitive agreement with one of the joint venture partners to acquire its interest in the Shreveport Partnership. As a result, HCL obtained an effective 100% ownership interest in the Shreveport Casino with the remaining joint venture partner holding a residual interest in the event the project is ever sold amounting to 10% plus any capital contributions made by the joint venture partner to the Shreveport Partnership or otherwise credited to their account. The joint venture partner also receives an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino. Accordingly, the Shreveport Partnership is included in the consolidated financial statements of HCC. The remaining joint venture partner’s interest is reflected as minority interest on the accompanying consolidated balance sheets at September 30, 2002 and December 31, 2001.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company, Penn National Gaming, Inc. (“Penn National”) and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, the Company will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into the Company. Under the terms of the Merger Agreement, stockholders of the Company will receive cash in the amount of $12.75 per share at closing.

In connection with the Merger Agreement, Penn National, the Company and certain stockholders of the Company (who collectively control at least 50.3% of the Company’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, holders of a majority of the issued and outstanding shares of common stock of the Company eligible to vote have agreed to vote in favor of the merger, assuring stockholder approval. Also in connection with the Merger Agreement, the Company and its stock transfer agent amended the existing Rights Agreement, dated as of May 7, 1993, to provide that the execution, delivery or the performance of the Merger Agreement or the Stockholder Agreements do not trigger its provisions.

The accompanying consolidated financial statements also reflect HCT’s one-third investment in Tunica Golf Course LLC and the Shreveport Casino’s 50% interest in Shreveport Golf Company under the equity method of accounting. Tunica Golf Course LLC was organized in 1996 to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course was completed and opened for play in November 1998. Shreveport Golf Company was organized in 2000 to develop and operate a golf course to be used by patrons of the Shreveport Casino. As of December 31, 2001, capital contributions amounting to $313,000 had been made to Shreveport Golf Company; no contributions were made during 2002. Given the difficult market conditions, the partners in the Shreveport golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, the Shreveport Partnership provided a reserve during April 2002 of $313,000 to write down its investment in the limited liability corporation to a zero value. The partners terminated the joint venture effective as of September 30, 2002. The remaining investment in Tunica Golf Course LLC is included in other noncurrent assets on the accompanying consolidated balance sheet at September 30, 2002; both investments were included in noncurrent assets on the accompanying consolidated balance sheet at December 31, 2001.

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

The consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by HCC without audit. In the opinion of management these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCC as of September 30, 2002, the results of their operations for the three and nine month periods ended

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

September 30, 2002 and 2001 and their cash flows for the nine month periods ended September 30, 2002 and 2001.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when incurred. Current literature requires that these costs be expensed when management commits to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial statements.

(2)    Earnings per Common Share

Basic earnings per common share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. All potential shares are excluded from the calculation of diluted net loss per share because the effect of their inclusion would be antidilutive. The weighted average number of shares of common stock used for the calculation of both basic and diluted earnings per share was 25,567,211 and 25,002,550, respectively, for the three month periods ended September 30, 2002 and 2001 and 25,440,911 and 24,998,912, respectively, for the nine month periods ended September 30, 2002 and 2001.

The weighted average number of potential common shares and options excluded for the three and nine month periods ended September 30, 2002 was 1,616,909 and 1,798,998, respectively. The weighted average number of potential common shares and options excluded for the three and nine month periods ended September 30, 2001 was 1,836,324 and 1,976,031, respectively.

(3)    Change in Depreciable Lives

Upon committing to proceed with the Aurora Casino expansion project (see Note 1), management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino’s assets existed and no write down of its assets was required. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets to their estimated net realizable value at the time they would be removed from service. Such accelerated depreciation ceased during the second quarter of 2002 with the completion of the dockside facility. Consequently, depreciation expense increased by $6,428,000 during the three month period ended September 30, 2001 and by $9,756,000 and $15,002,000, respectively, during the nine month periods ended September 30, 2002 and 2001.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4)    Long-Term Debt and Pledge of Assets

Substantially all of HCC’s assets are pledged in connection with its long-term indebtedness. The obligations of HCL and its subsidiaries are non-recourse to HCC.

	September 30, 2002	December 31, 2001
Indebtedness of HCC:
11.25% Senior Secured Notes, due 2007 (a)	$310,000,000	$310,000,000
Floating rate Senior Secured Notes, due 2006 (a)	50,000,000	50,000,000

	360,000,000	360,000,000

Indebtedness of HCA:
Promissory notes to bank (b)	—	398,000

Indebtedness of HCT:
Equipment loans (c)	8,000	245,000
Bank credit facility (d)	665,000	950,000

	673,000	1,195,000

Indebtedness of HCL which is non-recourse to HCC:
13% Shreveport First Mortgage Notes, with contingent interest, due 2006 (e)
	150,000,000	150,000,000
13% Shreveport Senior Secured Notes, with contingent interest, due 2006, including premium of $940,000 and $1,078,000, respectively (f)	39,940,000	40,078,000
Other	22,000	27,000

	189,962,000	190,105,000

Total indebtedness	550,635,000	551,698,000
Less—current maturities	(348,000)	(748,000)

Total long-term debt	$550,287,000	$550,950,000

(a)
During May 1999, HCC refinanced its outstanding 12.75% senior secured notes through a debt offering of $310,000,000 of 11.25% Senior Secured Notes due May 1, 2007 and $50,000,000 of floating rate Senior Secured Notes due May 1, 2006 (collectively, the “Senior Secured Notes”). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective interest on the floating rate notes was 8.4% per annum during each of the three and nine month periods ended September 30, 2002, and 10.5% and 11.6%, respectively, during the three and nine month periods ended September 30, 2001. The interest rate was reset to 8.38% per annum effective May 1, 2002 and to 7.9% per annum effective November 1, 2002. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of its equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also used proceeds from the debt offering to finance a portion of the construction costs of its new, dockside gaming facility at the Aurora Casino (see Note 1). Interest on the Senior

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Secured Notes is payable each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108,000,000 on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The limitation on the lien described in (2) above was $108,000,000 as of September 30, 2002.

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

(c)	The remaining equipment loan at September 30, 2002 is payable monthly including interest at 8.75% to 9% per annum and matures in 2003.

(d)
In June 2001, HCT entered into a $3,000,000 bank credit facility available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank’s prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.25% per annum in August 2001.

(e)	During August 1999, the Shreveport Partnership issued $150,000,000 of 13% First Mortgage Notes, with contingent interest (the “Shreveport First Mortgage Notes”), which are non-recourse to HCC.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fixed interest on the Shreveport First Mortgage Notes is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of the contingent interest is equal to 5% of the Shreveport Partnership’s cash flow, as defined, for the applicable period subject to a maximum of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $90,000 and $694,000, respectively, was incurred during the three and nine month periods ended September 30, 2002. Contingent interest amounting to $130,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $1,080,000 and $386,000, respectively, at September 30, 2002 and December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. The notes are collateralized by a first priority secured interest in substantially all of the Shreveport Partnership’s existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see 4(f)) and up to $6,000,000 in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

The Shreveport First Mortgage Notes may be redeemed at any time on or after August 1, 2003 by the Shreveport Partnership at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on or after August 1, 2004 and 2005, respectively.

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

(f)
In June 2001, the Shreveport Partnership issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Shreveport Senior Secured Notes”). The Shreveport Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $32,000 and $183,000, respectively, was incurred during the three and nine month periods ended September 30, 2002. Contingent interest amounting to $33,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $261,000 and $78,000 at September 30, 2002 and December 31, 2001, respectively, and is included in accrued interest payable on the accompanying consolidated balance sheets. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership’s capital lease obligation (see Note 5) with the remainder available for working capital purposes.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Scheduled payments of long-term debt as of September 30, 2002 are set forth below:

2002 (three months)	$65,000
2003	380,000
2004	244,000
2005	6,000
2006	239,000,000
Thereafter	310,000,000

Total	$549,695,000

Interest paid, net of amounts capitalized, amounted to $43,685,000 and $42,789,000, respectively, during the nine month periods ended September 30, 2002 and 2001.

(5)    Capital Leases

HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora’s financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue originally included interest at rates between 7% and 7.625% per annum. The City of Aurora recently completed a refinancing of its underlying bond issue which reduced the effective annual interest rate to approximately 5.6%. In accordance with the provisions of Financial Accounting Standards board Statement No. 22, “Changes in the Provisions of Lease Agreements Resulting from Refundings of Tax-Exempt Debt”, the outstanding capital lease obligation has been increased by $195,000 to reflect the revised present value of future minimum lease payments using the new effective interest rate and a corresponding loss on early extinguishment of debt has been reflected on the accompanying consolidated statement of operations for the nine month period ended September 30, 2002. Although the principal amount of the capital lease obligation was increased by $195,000, interest savings subsequent to the refinance date will ultimately reduce cash payment obligations by approximately $761,000. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor’s debt

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA currently pays base rent equal to $17,000 per month ($15,000 per month prior to September 2001) for improvements made to the lessor’s North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

The Tunica Casino previously leased certain gaming and other equipment under capital lease agreements which have expired. No future payment obligations exist with respect to these capital leases and the related assets have been fully amortized.

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

Assets under capital leases and the related accumulated amortization are included on the accompanying consolidated balance sheets as follows:

	September 30, 2002	December 31, 2001
Buildings	$27,358,000	$27,358,000
Operating equipment	3,200,000	6,219,000

	30,558,000	33,577,000
Less—accumulated amortization	(9,978,000)	(12,316,000)

	$20,580,000	$21,261,000

Amortization expense with respect to assets under capital leases amounted to $227,000 and $681,000, respectively, during the three and nine month periods ended September 30, 2002 and $227,000 and $3,119,000, respectively, for the three and nine month periods ended September 30, 2001 (including $2,438,000 for the Shreveport Casino’s leased assets prior to the June 15, 2001 lease termination date). The decreases in operating equipment and accumulated amortization at September 30, 2002 result from the write off of certain fully amortized equipment originally acquired under capital lease agreements.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments under capital lease obligations as of September 30, 2002 are as follows:

2002 (three months)	$1,137,000
2003	2,585,000
2004	2,603,000
2005	2,632,000
2006	2,637,000
Thereafter	12,934,000

Total minimum lease payments	24,528,000
Less amount representing interest	(7,089,000)

Present value of future minimum lease payments	17,439,000
Current capital lease obligation	(1,403,000)

Long-term capital lease obligation	$16,036,000

(6)    Income Taxes

Components of HCC’s (provision) benefit for income taxes consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Current income tax (provision) benefit:
Federal	$(144,000)	$1,699,000	$3,153,000	$1,699,000
State	(165,000)	632,000	(886,000)	(192,000)
Deferred income tax (provision) benefit:
Federal	(4,295,000)	1,595,000	(4,606,000)	10,444,000
State	521,000	739,000	1,746,000	3,570,000
Change in valuation allowance	(2,313,000)	(2,152,000)	(2,897,000)	(13,525,000)

	$(6,396,000)	$2,513,000	$(3,490,000)	$1,996,000

No federal income tax payments were made during the nine month periods ended September 30, 2002 and 2001. State income tax payments of $1,258,000 and $11,000, respectively, were made during the nine month periods ended September 30, 2002 and 2001.

On March 19, 2002, new tax legislation was enacted which extends the carryback period for net operating losses (“NOL’s”) originating in tax years ending in 2001 or 2002. As a result of this change, the Company will be able to utilize NOL’s originating in 2001 to request a refund of taxes previously paid in the amount of approximately $3 million. The refund receivable and related tax benefit are reflected on the accompanying consolidated financial statements.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At September 30, 2002, HCC and its subsidiaries have NOL’s available for carryforward into future years for federal income tax purposes totaling approximately $70,671,000, none of which begin to expire until the year 2019. Additionally, HCC and its subsidiaries have alternative minimum and other tax credits available totaling $990,000 and $1,074,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire until the year 2010. Existing accounting pronouncements require that the tax benefit of such NOL’s and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL’s and deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the significant amount of NOL’s available and the near-term expectation of taxable losses, management has provided a valuation allowance to reserve substantially all of the net deferred tax asset at September 30, 2002. The remaining net deferred tax asset ($268,000) relates to state timing differences expected to reverse. At December 31, 2001, management believed that it was more likely than not that future consolidated taxable income of HCC would be sufficient to utilize a portion of the net deferred tax asset. Accordingly, a valuation allowance was established which resulted in a net deferred tax asset of $6,012,000.

Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, including upon consummation of the proposed acquisition of HCC by Penn National, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect HCC’s future utilization of its loss carryforwards.

HCC has been informed that the Internal Revenue Service will soon open an examination of HCC’s consolidated federal income tax returns for the years 1999 through 2001.

(7)    Transactions with Related Parties

During December 2001, HCC and Greate Bay Casino Corporation (“Greate Bay”) reached an agreement to restructure obligations existing between the two companies. The Pratt Family owned approximately 35% of the outstanding common stock of Greate Bay prior to its liquidation in July 2002. Greate Bay also previously held management and consulting contracts with casino properties owned by HCC. Obligations owed by Greate Bay to HCC consisted of (1) demand notes from Greate Bay with a carrying value of $5,704,000 and interest thereon with a carrying value of $781,000 and (2) deferred interest notes (the “PPI Funding Notes”) issued by a subsidiary of Greate Bay which had a final maturity value of $47,603,000 and which were fully reserved by HCC. The notes and interest were carried at management’s estimate of the value of the underlying collateral of the obligations. Because the loans were considered to be impaired and management believed that the recorded amount of the obligations reflected its best estimate of ultimate recovery, no interest income was recognized on a cash-basis method with respect to either of the obligations from Greate Bay. HCC owed remaining principal of $1,893,000 and interest of $498,000 to a subsidiary of Greate Bay with respect to HCC’s acquisition in 1997 of the general partnership interest in the entity which held the management contract for the Aurora

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Casino. Payments under the obligation to the Greate Bay subsidiary had been suspended since March 1, 2000 while negotiations to restructure the obligations continued.

Greate Bay was insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay’s other remaining cash to be distributed to an unrestricted subsidiary of HCC (see Note 9). Greate Bay paid $2,000,000 in December 2001 to the unrestricted subsidiary and agreed to offset the $2,391,000 owed by HCC against a like amount owed to HCC. The sale of Greate Bay’s primary asset was approved by the bankruptcy court on March 6, 2002 and was completed on March 19, 2002. During the second quarter of 2002, Greate Bay, in order to ensure timely confirmation by the bankruptcy court, agreed to amend its plan of reorganization to include payment to Las Vegas Sands, Inc. (“LVSI”) of $1,500,000 for a previously disputed claim. The plan of reorganization was confirmed in July 2002 and HCC received payment from Greate Bay totaling $13,162,000. Management anticipates the receipt of an additional $1,000,000 upon release of an escrow account during the third quarter of 2003. This escrow account is reflected as restricted cash on the accompanying consolidated balance sheet at September 30, 2002. Costs and fees incurred or anticipated by HCC are expected to total approximately $2,040,000. Primarily as a result of Greate Bay’s settlement of the disputed LVSI claim, HCC recorded an adjustment to the carrying value of its receivables from Greate Bay in the amount of $800,000 as a loss on affiliate obligations on the accompanying consolidated statement of operations for the nine month period ended September 30, 2002.

At December 31, 2001, HCC estimated and recorded an accrual for all remaining obligations to certain former executive officers under their employment and consulting agreements. Certain assumptions made in determining the amount of the accrual were reviewed during the second quarter of 2002 and an adjustment in the amount of $709,000 was credited as executive compensation adjustment at that time and is reflected on the accompanying consolidated statement of operations for the nine month period ended September 30, 2002. As a result of certain Stockholder Agreements entered into in August 2002 in connection with the announced Merger Agreement with Penn National (see Note 1), the former executive officers agreed to settle their outstanding obligations under the employment and consulting agreements at closing of the merger for the adjusted balance less any subsequent payments received under their employment and consulting agreements. The remaining obligation reflected on the accompanying consolidated balance sheet at September 30, 2002 is $6,848,000.

During July 2002, the Shreveport Partnership reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of restaurant and entertainment facilities operated on property leased from the Shreveport Casino. Effective as of May 1, 2002, the Shreveport Partnership began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, the Shreveport Partnership will receive percentage rentals as specified in the lease agreement. Total rental income earned during the three and nine month periods ended September 30, 2002 amounted to $67,000 and $112,000, respectively. The lessee is a limited liability company in which certain relatives of Jack E. Pratt, a principal stockholder and director of HCC, hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(8)    Litigation

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,500,000 to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, the Shreveport Partnership has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change orders which the Shreveport Partnership is disputing. The accompanying consolidated balance sheets at September 30, 2002 and December 31, 2001 include a liability in the amount of approximately $3,600,000 in accounts payable in connection with the construction project. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

In February 2002, the Company filed an action in state court in Dallas County, Texas alleging that Jack E. Pratt, a director and stockholder of the Company, breached his fiduciary duties to the Company’s stockholders by using Company funds and property for personal reasons and concealing his and his immediate family’s interests in entities doing business with the Company (the “State Court Lawsuit”). The Company seeks multiple remedies in the State Court Lawsuit, including restitution for such improper actions, as well as a declaratory judgement that the Company be relieved of any further financial obligations under Mr. Pratt’s employment agreement with the Company. As of September 30, 2002, the total of such obligations to Mr. Pratt included on the accompanying consolidated balance sheet amounted to $3,298,000. The State Court Lawsuit may also affect the ability of Mr. Pratt to exercise stock options previously granted to him.

In addition to the above action, the Company also filed a lawsuit in February 2002 in U.S. District Court in Texas against a number of individuals and their affiliates, including Mr. Jack E. Pratt and Mr. William D. Pratt, two of the Company’s directors and stockholders, alleging violations of the federal securities laws (the “Federal Court Lawsuit”). Such allegations include the failure to properly report that the defendants and their affiliates have been acting in concert as a group in connection with a planned proxy contest at the next annual shareholders’ meeting and that certain affiliates have acquired common stock of the Company while in possession of material non-public information regarding the Company. The Company seeks multiple remedies, including requiring the defendants to truthfully and accurately report their activities, as well as seeking an order to enjoin the defendants from further purchases of stock and from voting their shares of stock.

As a result of certain Stockholder Agreements entered into in August 2002 in connection with the announced Merger Agreement whereby HCC, subject to the conditions thereof, will become a wholly owned subsidiary of Penn National (see Note 1), claims between the Company and the stockholders who

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

are also defendants in the State Court Lawsuit and the Federal Court Lawsuit will be stayed while the Merger Agreement remains in effect and released if, and at the time that, the merger between HCC and Penn National is consummated.

(9)    Unrestricted Subsidiaries

Under the terms of the indenture to the Senior Secured Notes (see Note 4(a)), certain subsidiaries and investees of HCC have been designated as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries generally do not provide credit support for the Senior Secured Notes and obligations of Unrestricted Subsidiaries are non-recourse to HCC. Unrestricted Subsidiaries of HCC presently consist of HCL and its subsidiaries; HWCC-Holdings, Inc. and HWCC-Golf Course Partners, Inc. The following presentation summarizes the financial position and results of operations of the Company reflecting its Unrestricted Subsidiaries under the equity method of accounting. Such information is not intended to be a presentation in conformity with accounting principles generally accepted in the United States and is included for purposes of complying with certain reporting requirements as contained in the indenture to the Senior Secured Notes.

Condensed Balance Sheet
Equity Method for Investment in Unrestricted Subsidiaries
September 30, 2002
(amounts in thousands)

Current Assets:
Cash and cash items	$82,845
Short-term investments	80
Restricted cash	1,000
Accounts receivable, net of allowance of $2,542	3,977
Inventories	1,435
Federal income taxes receivable	2,996
Prepaid expenses and other current assets	4,919

97,252

Investment in and advances toUnrestricted Subsidiaries	20,922

Property and equipment, net of accumulated depreciation and amortization of $77,428	197,836
Other Assets:
Deferred finance costs	6,394
Other assets	12,161

18,555

$334,565

Current Liabilities:
Current maturities of long-term debt and capital leases	$1,745
Accounts payable and accrued liabilities	47,476
Other current liabilities	2,586

51,807

Long-term debt	360,331

Capital lease obligations	16,036

Other noncurrent liabilities	8,155

Shareholders’ deficit:
Common stock	3
Additional paid-in capital	217,118
Accumulated deficit	(318,885)

(101,764)

$334,565

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Condensed Statements of Operations
Equity Method for Investment in Unrestricted Subsidiaries
Three and Nine Month Periods Ended September 30, 2002
(amounts in thousands)

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Net revenues	$93,958	$267,741

Expenses:
Departmental expenses	68,289	180,945
General and administrative	6,729	20,588
Depreciation and amortization	4,105	21,131
Development	9	69
Loss on early extinguishment of debt	—	195
Executive compensation adjustment	—	(709)

Total expenses	79,132	222,219

Income from operations	14,826	45,522
Non-operating expense, net	(10,320)	(29,436)

Income before taxes and other item	4,506	16,086
Income tax benefit (provision)	(6,396)	(3,490)

(Loss) income before other item	(1,890)	12,596
Equity in losses of unrestricted subsidiaries	(7,766)	(19,939)

Net loss	$(9,656)	$(7,343)

(10)    Contingencies

HCC previously was notified that the Louisiana State Police, Casino Gaming Division (the “Division”) had set a hearing regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. Prior to such a hearing, HCC’s Louisiana licensee subsidiary, the Shreveport Partnership, and the Division have entered into an agreement in which, among other things, the Shreveport Partnership acknowledges no violation of law but agrees to pay to the Division the sum of $200,000. The agreement is subject to the approval of the Louisiana Gaming Control Board and only effective upon consummation of the announced merger of HCC and Penn National. If the Louisiana Gaming Control Board does not approve the agreement or the merger is not consummated, the respective parties to the agreement will be in the same position they were in prior to entering into the agreement and, absent another settlement, a hearing on the subject matters would likely proceed. In such event, while statutory

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

authority provides that a hearing officer at such a hearing may impose a penalty on the Shreveport Partnership and/or suspend, revoke or restrict its license, the Shreveport Partnership would aggressively defend against any such action.

In connection with the announced merger of HCC with Penn National (see Note 1), the Company will enter into financial arrangements with certain employees as an inducement for them to continue their employment until the merger is closed. Once these arrangements are approved by the Compensation Committee of the Company’s Board of Directors, the payment will be accrued and amortized over the period from approval of the arrangement through the anticipated closing date of the merger in the first quarter of 2003. The total amount of the payments is estimated to be $500,000.

Edward T. Pratt III, Chief Executive Officer of the Company, has advised the Company that he intends to submit documentation seeking reimbursement of expenses incurred by him on behalf of the Company covering periods from 1995 to 2001. Upon receipt, the Company will review such documentation and, subject to the approval of the Audit Committee of the Company’s Board of Directors, anticipates that it will record or capitalize the costs, as appropriate, during the fourth quarter of 2002. The total amount for which Mr. Pratt may be reimbursed, net of outstanding receivables of $29,000 at September 30, 2002, is estimated to be in the range of $31,000 to $56,000.

(11)    Supplemental Cash Flow Information

During 2002, officers of HCC exercised certain options to acquire common stock of the Company by means of tendering common stock in accordance with the terms of the 1996 Hollywood Casino Corporation Long-Term Incentive Plan. The officers exercised options for 340,000 shares of common stock, using 140,918 shares previously held by the officers (valued at a weighted average market price of $13.74 per share) and approximately $1,000 cash to pay the exercise price ($834,000) and the related taxes required to be withheld ($1,103,000). HCC has reflected the 140,918 shares tendered on the accompanying consolidated statement of cash flows for the nine month period ended September 30, 2002 as treasury stock acquired for the $1,103,000 HCC paid with respect to taxes. The additional $833,000 in market value of the treasury stock received and the corresponding exercise price for the common stock issued are excluded from the accompanying consolidated statement of cash flows for the nine month period ended September 30, 2002 as a noncash transaction.

(12)    Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
Hollywood Casino - Aurora, Inc.:

We have reviewed the accompanying condensed balance sheet of Hollywood Casino - Aurora, Inc. as of September 30, 2002, the related condensed statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Hollywood Casino - Aurora, Inc. as of December 31, 2001, and the related statements of operations, shareholder’s equity and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Dallas, Texas
November 7, 2002

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,443,000	$21,443,000
Short-term investments	80,000	—
Accounts receivable, net of allowances of $830,000 and $849,000, respectively	1,784,000	1,202,000
Inventories	858,000	803,000
Deferred income taxes	2,083,000	1,995,000
Due from affiliates	769,000	147,000
Prepaid expenses and other current assets	1,399,000	1,327,000

Total current assets	35,416,000	26,917,000

Property and Equipment:
Land improvements	6,610,000	3,167,000
Buildings and improvements	47,559,000	46,205,000
Riverboats and barge	53,811,000	42,365,000
Operating equipment	32,764,000	43,999,000
Construction in progress	—	46,668,000

	140,744,000	182,404,000
Less—accumulated depreciation and amortization	(25,552,000)	(82,392,000)

Net property and equipment	115,192,000	100,012,000

Other Assets:
Deferred income taxes	2,566,000	731,000
Other assets	2,250,000	2,290,000

Total other assets	4,816,000	3,021,000

	$155,424,000	$129,950,000

The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,403,000	$1,464,000
Accounts payable	3,792,000	11,125,000
Accrued liabilities—
Salaries and wages	2,495,000	3,515,000
Interest	5,249,000	2,041,000
Gaming and other taxes	6,909,000	1,260,000
Insurance	937,000	501,000
Other	3,238,000	2,873,000
Due to affiliates	61,000	1,532,000
Other current liabilities	1,204,000	1,226,000

Total current liabilities	25,288,000	25,537,000

Long-Term Debt	108,000,000	81,249,000

Capital Lease Obligations	16,036,000	16,554,000

Commitments and Contingencies
Shareholder’s Equity:
Common stock, $.01 par value per share; 2,000,000 shares authorized; 1,501,000 shares issued and outstanding	15,000	15,000
Additional paid-in capital	25,541,000	25,541,000
Accumulated deficit	(19,456,000)	(18,946,000)

Total shareholder’s equity	6,100,000	6,610,000

	$155,424,000	$129,950,000

The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Revenues:
Casino	$71,453,000	$58,444,000
Food and beverage	3,923,000	3,507,000
Other	1,210,000	779,000

	76,586,000	62,730,000
Less—promotional allowances	(9,543,000)	(8,430,000)

Net revenues	67,043,000	54,300,000

Expenses:
Casino	47,189,000	33,018,000
Food and beverage	1,350,000	1,308,000
Other	433,000	262,000
General and administrative	1,531,000	1,312,000
Depreciation and amortization	2,525,000	8,181,000

Total expenses	53,028,000	44,081,000

Income from operations	14,015,000	10,219,000

Non-operating income (expense):
Interest income	50,000	155,000
Interest expense, net of capitalized interest of $328,000 in 2001	(3,092,000)	(1,894,000)
Gain on disposal of assets	12,000	1,000

Total non-operating expense, net	(3,030,000)	(1,738,000)

Income before income taxes	10,985,000	8,481,000
Income tax provision	(4,003,000)	(2,903,000)

Net income	$6,982,000	$5,578,000

The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Revenues:
Casino	$203,711,000	$171,925,000
Food and beverage	11,183,000	10,905,000
Other	3,035,000	2,329,000

	217,929,000	185,159,000
Less—promotional allowances	(26,803,000)	(24,982,000)

Net revenues	191,126,000	160,177,000

Expenses:
Casino	120,444,000	97,988,000
Food and beverage	4,171,000	4,084,000
Other	1,013,000	710,000
General and administrative	4,640,000	3,842,000
Depreciation and amortization	16,613,000	20,340,000
Loss on early extinguishment of debt	195,000	—

Total expenses	147,076,000	126,964,000

Income from operations	44,050,000	33,213,000

Non-operating income (expense):
Interest income	131,000	604,000
Interest expense, net of capitalized interest of $1,251,000 and $466,000, respectively	(7,099,000)	(6,217,000)
Loss on disposal of assets	(87,000)	(65,000)

Total non-operating expense, net	(7,055,000)	(5,678,000)

Income before income taxes	36,995,000	27,535,000
Income tax provision	(13,540,000)	(9,742,000)

Net income	$23,455,000	$17,793,000

The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net income	$23,455,000	$17,793,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,613,000	20,340,000
Provision for doubtful accounts	45,000	135,000
Loss on disposal of assets	87,000	65,000
Loss on early extinguishment of debt	195,000	—
Deferred income tax benefit	(1,923,000)	(5,039,000)
Increase in accounts receivables	(627,000)	(122,000)
Increase in accounts payable and accrued liabilities	1,305,000	10,685,000
Net change in affiliate balances	(2,093,000)	5,499,000
Net change in other current assets and liabilities	(149,000)	(121,000)
Net change in other noncurrent assets and liabilities	40,000	(40,000)

Net cash provided by operating activities	36,948,000	49,195,000

INVESTING ACTIVITIES:
Purchases of property and equipment	(31,902,000)	(21,872,000)
Proceeds from sale of assets	22,000	50,000
Short-term investments	(80,000)	—

Net cash used in investing activities	(31,960,000)	(21,822,000)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	26,993,000	—
Repayments of long-term debt	(398,000)	(710,000)
Payments on capital lease obligations	(618,000)	(489,000)
Dividends	(23,965,000)	(18,043,000)

Net cash provided by (used in) financing activities	2,012,000	(19,242,000)

Net increase in cash and cash equivalents	7,000,000	8,131,000
Cash and cash equivalents at beginning of period	21,443,000	21,164,000

Cash and cash equivalents at end of period	$28,443,000	$29,295,000

The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization, Business and Basis of Presentation

Hollywood Casino - Aurora, Inc. (“HCA”) is an Illinois corporation and a wholly owned subsidiary of Hollywood Casino Corporation (“HCC”), a Delaware corporation. HCA was organized and incorporated during December 1990 for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Aurora, Illinois (the “Aurora Casino”) and was acquired by HCC in May 1992 through the issuance of HCC stock.

HCC, Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. In connection with the Merger Agreement, Penn National, HCC and certain stockholders of HCC (who collectively control at least 50.3% of HCC’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, holders of a majority of the issued and outstanding shares of common stock of HCC eligible to vote have agreed to vote in favor of the merger, assuring stockholder approval.

Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began a major expansion, highlighted by the construction of a new dockside facility to replace its two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. The second half of the dockside facility opened on June 14, 2002 and a new parking facility opened in late June 2002. The total project, including a new buffet which opened in May 2002, cost approximately $76,500,000. The combined dockside facility has approximately 53,000 square feet of gaming space on a single level. Admissions, food service and various administrative functions are housed in an adjacent four-level pavilion. The Aurora Casino, in addition to surface parking lots, has two parking garages with approximately 1,340 parking spaces. HCA was responsible for the design and construction of the parking garages; however, it leases the facilities under long-term lease agreements. The leases are treated as capital leases for financial reporting purposes (see Note 4).

The Aurora Casino commenced operations on June 17, 1993. HCA’s current Owner’s License was renewed by the Illinois Gaming Board in December 2000 for a period of four years to December 2004. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee’s gaming revenues. Effective July 1, 2002, the State of Illinois increased the graduated tax rate structure by increasing certain tax rates, adding new tax brackets and raising the highest marginal tax rate from 35% to 50%. This highest marginal tax rate applies to “annual adjusted gross receipts”, as defined, in excess of $200,000,000. In addition, the State increased the admissions tax from $2 per person to $3 per person. These changes resulted in increased taxes amounting to $9,129,000 for the three and nine month periods ended September 30, 2002. Had the new tax increases been in effect during 2001, gaming

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

and admission taxes for the three and nine month periods ended September 30, 2001 would have increased by $3,891,000 and $11,418,000, respectively.

HCA estimates that a significant amount of the Aurora Casino’s revenues are derived from patrons living in the Chicago area and surrounding northern and western suburbs. The Aurora Casino faces intense competition from other riverboat gaming operations in Illinois and Indiana which serve the Chicago area and management believes that this competition will continue in the future.

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

The financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by HCA without audit. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of HCA as of September 30, 2002, the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002 and 2001.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when incurred. Current literature requires that these costs be expensed when management commits to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. HCA does not expect the adoption of SFAS 146 to have a material effect on its financial statements.

(2)    Change in Depreciable Lives

Upon committing to proceed with the Aurora Casino expansion project (see Note 1), management conducted a review of its long-lived assets for possible impairment. Based on the undiscounted cash flows anticipated to be earned during the construction period, management concluded that no impairment of the Aurora Casino’s assets existed and no write down of its assets was required. The Aurora Casino prospectively adjusted the remaining useful lives of its existing riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets to their estimated net realizable value at the time they would be removed from service. Such accelerated depreciation ceased during the second quarter of 2002 with the completion of the dockside facility. Consequently, depreciation expense increased by $6,428,000 during the three month period ended September 30, 2001 and by $9,756,000 and $15,002,000, respectively, during the nine month periods ended September 30, 2002 and 2001.

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)    Long-Term Debt and Pledge of Assets

HCA’s long-term indebtedness consists of the following:

	September 30, 2002	December 31, 2001
11.25% Promissory note to HCC, due on May 1, 2007 (a)	$108,000,000	$81,007,000
Promissory note to bank (b)	—	398,000

Total indebtedness	108,000,000	81,405,000
Less—current maturities	—	(156,000)

Total long-term debt	$108,000,000	$81,249,000

(a)
The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $29,007,000 replaced a previous intercompany note with HCC which accrued interest at the rate of 12.75%. During October 1999, HCA borrowed an additional $37,000,000 from HCC under the note agreement to acquire and terminate its management contract. During the fourth quarter of 2001, HCA borrowed an additional $15,000,000 from HCC under the note agreement in connection with the Aurora Casino expansion project (see Note 1); HCA borrowed an additional $5,000,000 in April 2002, $7,000,000 in June 2002 and $14,993,000 in August 2002. HCA may borrow up to a total of $108,000,000 under the intercompany note agreement. Interest on advances is payable each October 15 and April 15. The intercompany note is pledged as security with respect to HCC’s $360,000,000 Senior Secured Notes due in 2006 and 2007. HCA is not a guarantor of HCC’s indebtedness; however, the indebtedness is secured, in part, by a lien on substantially all of the assets of HCA and by a pledge of the capital stock of HCA. The lien is limited to the outstanding principal amount on the intercompany note to HCC.

(b)
During May 1999, HCA borrowed $750,000 under a bank loan agreement on an unsecured basis. The loan was payable in 60 monthly installments of $15,000 including interest at the rate of 7.5% per annum and was repaid in March 2002.

HCA’s only future maturity of long-term debt is its intercompany note to HCC (see (a) above) due in 2007. Interest paid for the nine month periods ended September 30, 2002 and 2001 (net of amounts capitalized) amounted to $3,891,000 and $4,218,000, respectively.

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4)    Capital Leases

HCA leases two parking garages under capital lease agreements. The first lease has an initial 30-year term ending in June 2023 with the right to extend the term under renewal options for an additional 67 years. Rental payments through June 2012 equal the City of Aurora’s financing costs related to its general obligation bond issue used to finance the construction of the parking garage. The general obligation bond issue originally included interest at rates between 7% and 7.625% per annum. The City of Aurora recently completed a refinancing of its underlying bond issue which reduced the effective annual interest rate to approximately 5.6%. In accordance with the provisions of Financial Accounting Standards Board Statement No. 22, “Changes in the Provisions of Lease Agreements Resulting from Refundings of Tax-Exempt Debt”, the outstanding capital lease obligation has been increased by $195,000 to reflect the revised present value of future minimum lease payments using the new effective interest rate and a corresponding loss on early extinguishment of debt has been reflected on the accompanying statement of operations for the nine month period ended September 30, 2002. Although the principal amount of the capital lease obligation was increased by $195,000, interest savings subsequent to the refinance date will ultimately reduce cash payment obligations by approximately $761,000. The second lease has an initial term ending in September 2026 with the right to extend the lease for up to 20 additional years. Rental payments during the first 15 years equal the lessor’s debt service costs related to the industrial revenue bond issue used to finance a portion of the construction costs of the parking garage. The remaining construction costs were funded by HCA. In addition, HCA currently pays base rent equal to $17,000 per month ($15,000 per month prior to September 2001) for improvements made to the lessor’s North Island Center banquet and meeting facilities. HCA is also responsible for additional rent, consisting of costs such as maintenance costs, insurance premiums and utilities, arising out of its operation of both parking garages.

The original cost of HCA’s parking garages is included in buildings and improvements on the accompanying balance sheets at both September 30, 2002 and December 31, 2001 in the amount of $27,358,000. Amortization expense with respect to these assets amounted to $227,000 and $681,000, respectively, during each of the three and nine month periods ended September 30, 2002 and 2001. Accumulated amortization at September 30, 2002 and December 31, 2001 with respect to assets under capital leases amounted to $6,778,000 and $8,543,000, respectively. The decrease in accumulated amortization at September 30, 2002 results from the write off of certain fully amortized equipment originally acquired under capital lease agreements.

HOLLYWOOD CASINO—AURORA, INC.
(wholly owned by Hollywood Casino Corporation)

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments under capital lease obligations as of September 30, 2002 are as follows:

2002 (three months)	$1,137,000
2003	2,585,000
2004	2,603,000
2005	2,632,000
2006	2,637,000
Thereafter	12,934,000

Total minimum lease payments	24,528,000
Less amount representing interest	(7,089,000)

Present value of future minimum lease payments	17,439,000
Current capital lease obligation	(1,403,000)

Long-term capital lease obligation	$16,036,000

(5)    Income Taxes

HCA’s provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Current (provision) benefit:
Federal	$(2,422,000)	$(5,401,000)	$(14,605,000)	$(14,605,000)
State	(147,000)	647,000	(858,000)	(176,000)
Deferred (provision) benefit:
Federal	(1,359,000)	1,669,000	1,668,000	4,550,000
State	(75,000)	182,000	255,000	489,000

	$(4,003,000)	$(2,903,000)	$(13,540,000)	$(9,742,000)

HCA is included in HCC’s consolidated federal income tax return. Pursuant to agreements between HCC and HCA, HCA’s current provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCA paid federal income taxes amounting to $16,390,000 and $8,640,000, respectively, during the nine month periods ended September 30, 2002 and 2001. HCA paid state income taxes of $1,226,000 and $9,000, respectively, during the nine month periods ended September 30, 2002 and 2001.

HCC has been informed that the Internal Revenue Service will soon open an examination of HCC’s consolidated federal income tax returns for the years 1999 through 2001.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of
    HWCC - Tunica, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of HWCC - Tunica, Inc. and subsidiary as of September 30, 2002, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of HWCC - Tunica, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholder’s equity and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Dallas, Texas
November 7, 2002

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,085,000	$19,922,000
Accounts receivable, net of allowances of $1,712,000 and $2,188,000, respectively	2,157,000	1,822,000
Inventories	577,000	568,000
Deferred income taxes	675,000	679,000
Prepaid expenses and other current assets	961,000	1,052,000
Due from affiliates	129,000	58,000

Total current assets	24,584,000	24,101,000

Property and Equipment:
Land and improvements	5,015,000	4,808,000
Buildings	79,828,000	76,946,000
Barges	2,524,000	2,524,000
Operating equipment	41,610,000	49,554,000
Construction in progress	3,894,000	474,000

	132,871,000	134,306,000
Less—accumulated depreciation and amortization	(50,830,000)	(54,168,000)

Net property and equipment	82,041,000	80,138,000

Other Assets:
Land rights	6,486,000	6,639,000
Other assets	4,084,000	4,195,000

Total other assets	10,570,000	10,834,000

	$117,195,000	$115,073,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt	$342,000	$586,000
Accounts payable	2,367,000	911,000
Accrued liabilities—
Salaries and wages	1,800,000	1,988,000
Interest	437,000	437,000
Gaming and other taxes	1,566,000	1,282,000
Insurance	2,170,000	2,194,000
Other	3,035,000	2,907,000
Due to affiliates	72,000	695,000
Other current liabilities	1,269,000	1,812,000

Total current liabilities	13,058,000	12,812,000

Long-Term Debt	87,705,000	87,983,000

Deferred Income Taxes	675,000	679,000

Commitments and Contingencies

Shareholder’s Equity:
Common stock, $.01 par value per share; 100,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	22,637,000	22,637,000
Accumulated deficit	(6,880,000)	(9,038,000)

Total shareholder’s equity	15,757,000	13,599,000

	$117,195,000	$115,073,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Revenues:
Casino	$29,110,000	$27,576,000
Rooms	1,674,000	1,888,000
Food and beverage	4,232,000	4,496,000
Other	522,000	469,000

	35,538,000	34,429,000
Less—promotional allowances	(9,359,000)	(9,394,000)

Net revenues	26,179,000	25,035,000

Expenses:
Casino	17,878,000	18,361,000
Rooms	302,000	233,000
Food and beverage	917,000	884,000
Other	220,000	229,000
General and administrative	1,619,000	1,231,000
Depreciation and amortization	1,526,000	1,415,000

Total expenses	22,462,000	22,353,000

Income from operations	3,717,000	2,682,000

Non-operating income (expenses):
Interest income	27,000	74,000
Interest expense, net of capitalized interest of $55,000 in 2002	(2,422,000)	(2,484,000)
Equity in losses of unconsolidated affiliate	(92,000)	(43,000)
(Loss) gain on disposal of assets	(203,000)	10,000

Total non-operating expenses, net	(2,690,000)	(2,443,000)

Income before income taxes	1,027,000	239,000
Income tax benefit (provision)	95,000	(121,000)

Net income	$1,122,000	$118,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Revenues:
Casino	$82,308,000	$81,974,000
Rooms	5,004,000	5,144,000
Food and beverage	11,841,000	13,094,000
Other	1,342,000	1,356,000

	100,495,000	101,568,000
Less—promotional allowances	(26,107,000)	(26,325,000)

Net revenues	74,388,000	75,243,000

Expenses:
Casino	51,084,000	54,170,000
Rooms	946,000	721,000
Food and beverage	2,689,000	2,597,000
Other	598,000	680,000
General and administrative	4,827,000	4,524,000
Depreciation and amortization	4,359,000	4,407,000

Total expenses	64,503,000	67,099,000

Income from operations	9,885,000	8,144,000

Non-operating income (expenses):
Interest income	83,000	250,000
Interest expense, net of capitalized interest of $72,000 in 2002	(7,369,000)	(7,446,000)
Equity in losses of unconsolidated affiliate	(161,000)	(130,000)
(Loss) gain on disposal of assets	(190,000)	12,000

Total non-operating expenses, net	(7,637,000)	(7,314,000)

Income before income taxes	2,248,000	830,000
Income tax provision	(90,000)	(221,000)

Net income	$2,158,000	$609,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net income	$2,158,000	$609,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,359,000	4,407,000
Loss (gain) on disposal of assets	190,000	(12,000)
Deferred income tax provision	—	10,000
(Benefit) provision for doubtful accounts	(41,000)	1,092,000
Equity in losses of unconsolidated affiliate	161,000	130,000
Increase in accounts receivable	(294,000)	(330,000)
Increase in accounts payable and accrued expenses	1,656,000	1,035,000
Net change in other current assets and liabilities	(1,155,000)	(133,000)
Net change in other noncurrent assets and liabilities	(51,000)	(45,000)

Net cash provided by operating activities	6,983,000	6,763,000

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,312,000)	(3,428,000)
Proceeds from disposal of assets	14,000	12,000
Investment in unconsolidated affiliate	—	(10,000)

Net cash used in investing activities	(6,298,000)	(3,426,000)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,081,000
Repayments of long-term debt	(522,000)	(874,000)

Net cash (used in) provided by financing activities	(522,000)	207,000

Net increase in cash and cash equivalents	163,000	3,544,000
Cash and cash equivalents at beginning of period	19,922,000	16,038,000

Cash and cash equivalents at end of period	$20,085,000	$19,582,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Organization, Business and Basis of Presentation

HWCC - Tunica, Inc. (“HCT”) is a Texas corporation and a wholly owned subsidiary of Hollywood Casino Corporation (“HCC”), a Delaware corporation. HCT was incorporated in December 1993 for the purpose of acquiring and completing a gaming facility in northern Tunica County, Mississippi approximately 30 miles southwest of Memphis, Tennessee. The facility (the “Tunica Casino”) was completed and commenced operations on August 8, 1994 under the service mark Hollywood Casino®. The Tunica Casino currently includes a casino with 54,000 square feet of gaming space, 505 hotel rooms and suites, a 123-space recreational vehicle park and related amenities. HCT’s gaming license has been renewed by the Mississippi Gaming Commission through October 20, 2004.

HCC, Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. In connection with the Merger Agreement, Penn National, HCC and certain stockholders of HCC (who collectively control at least 50.3% of HCC’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, holders of a majority of the issued and outstanding shares of common stock of HCC eligible to vote have agreed to vote in favor of the merger, assuring stockholder approval.

The accompanying consolidated financial statements include the accounts of HCT and its wholly owned subsidiary, HWCC - Golf Course Partners, Inc. (“Golf”). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 1996 to own an initial one-third interest in Tunica Golf Course LLC, a limited liability company organized to develop and operate a golf course to be used by patrons of the Tunica Casino and other participating casino/hotel properties. The golf course opened for business in November 1998. Golf’s investment in Tunica Golf Course, LLC is accounted for under the equity method of accounting and is included in other noncurrent assets on the accompanying consolidated balance sheets at September 30, 2002 and December 31, 2001.

HCT estimates that a significant amount of the Tunica Casino’s revenues are derived from patrons living in the Memphis, Tennessee area, northern Mississippi and Arkansas. The Tunica Casino faces intense competition from other casinos operating in northern Tunica County and management believes that this competition will continue in the future.

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

The consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by HCT without audit. In the opinion of

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCT as of September 30, 2002, the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002 and 2001.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when incurred. Current literature requires that these costs be expensed when management commits to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. HCT does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial statements.

(2)	Long-Term Debt and Pledge of Assets

Substantially all of HCT’s assets are pledged in connection with its long-term indebtedness. Long-term debt consists of the following:

	September 30, 2002	December 31, 2001
11.25% Promissory note to HCC due May 1, 2007 (a)	$87,045,000	$87,045,000
Note payable to HCC (a)	329,000	329,000
Equipment loans (b)	8,000	245,000
Bank credit facility (c)	665,000	950,000

Total indebtedness	88,047,000	88,569,000
Less—current maturities	(342,000)	(586,000)

Total long-term debt	$87,705,000	$87,983,000

(a)
The intercompany note was issued as of May 19, 1999 and accrues interest at the rate of 11.25% per annum. The initial borrowing on the note in the amount of $84,045,000 replaced previous intercompany notes with HCC which accrued interest at the rate of 12.75% per annum. During October 1999, HCT borrowed the additional $3,000,000 available under the intercompany note as well as an additional $329,000 under a new note agreement with HCC to acquire and terminate its consulting agreement. Interest on advances is payable each April 15 and October 15. The intercompany note is pledged as security with respect to HCC’s $360,000,000 Senior Secured Notes due in 2006 and 2007 which are unconditionally guaranteed on a senior secured basis by HCT and by certain other current and future subsidiaries of HCC. HCC’s Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and other future guarantors, (2) a limited lien on substantially all of the assets of another gaming facility operated by a wholly owned subsidiary of HCC, (3) a pledge of the capital stock of HCT and certain other subsidiaries of HCC and (4) the collateral assignment of any future management contracts entered into by HCC. The

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

limitation on the lien described in (2) above was $108,000,000 at September 30, 2002 and can not be increased further.

The indenture for HCC’s Senior Secured Notes contains various provisions limiting the ability of HCC, HCT and certain defined subsidiaries to, among other things, pay dividends or make other restricted payments; incur additional indebtedness or issue preferred stock; create liens; create dividend or other payment restrictions affecting certain defined subsidiaries; enter into mergers or consolidations or make sales of all or substantially all assets of HCC, HCT or any future guarantor; or enter into certain transactions with affiliates. Dividend payments by HCT to HCC are not restricted under the terms of the indenture.

(b)	The remaining equipment loan at September 30, 2002 is payable monthly including interest at 8.75% per annum and matures in 2003.

(c)
In June 2001, HCT entered into a bank credit facility in the amount of $3,000,000 available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank’s prime lending rate plus .75% per annum on either a fixed or floating rate basis. Borrowings under the line of credit are collateralized by equipment purchased with the loan proceeds. The line of credit agreement requires the provision of certain financial reports. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.25% per annum in August 2001.

Scheduled payments of long-term debt as of September 30, 2002 are set forth below:

2002 (three months)	$64,000
2003	373,000
2004	236,000
2005	—
2006	—
Thereafter	87,374,000

Total	$88,047,000

Interest paid, net of amounts capitalized, amounted to $7,369,000 and $7,446,000, respectively, during the nine month periods ended September 30, 2002 and 2001.

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)	Income Taxes

HCT’s benefit (provision) for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Federal income tax benefit (provision):
Current	$95,000	$(153,000)	$(90,000)	$(211,000)
Deferred	(291,000)	61,000	284,000	(128,000)
Change in valuation allowance	291,000	(29,000)	(284,000)	118,000

	$95,000	$(121,000)	$(90,000)	$(221,000)

State income taxes have not been provided for since a credit for state gaming taxes based on gross revenues is allowed to offset income taxes incurred. The credit is the lesser of total gaming taxes paid or the state income tax, with no credit carryforward permitted.

HCT is included in HCC’s consolidated federal income tax return. HCT’s provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCT paid federal income taxes of $816,000 and $319,000, respectively, during the nine month periods ended September 30, 2002 or 2001. HCT paid no state income taxes during either of the nine month periods ended September 30, 2002 and 2001.

At September 30, 2002, HCT had net operating loss carryforwards (“NOL’s”) totaling approximately $1,864,000, which do not begin to expire until the year 2019. Additionally, HCT has alternative minimum and other tax credits available totaling $2,256,000 and $463,000, respectively. Alternative minimum tax credits do not expire and none of the other tax credits begin to expire before the year 2009. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of such NOL’s and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the near-term expectation of minimal or no taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets at both September 30, 2002 and December 31, 2001.

Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, including upon consummation of the proposed acquisition of HCC by Penn National, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect HCC’s future utilization of its loss carryforwards.

HWCC—TUNICA, INC. AND SUBSIDIARY
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

HCC has been informed that the Internal Revenue Service will soon open an examination of HCC’s consolidated federal income tax returns for the years 1999 through 2001.

(4)	Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements about the business, operating results, cash flows, financial condition, construction activities, expected closing of the merger with Penn National and prospects of the Company. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or the Company in particular, decisions of courts, regulatory approvals and other risks indicated in the Company’s filings with the Securities and Exchange Commission. In addition, consummation of Penn National’s acquisition of the Company is subject to several conditions including the completion of Penn National’s acquisition financing as well as the approval of various governmental entities, including gaming regulatory authorities to which the companies are subject. Such risks and uncertainties are beyond management’s ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words “believes”, “estimates”, “expects”, “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Similarly, statements herein that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

RESULTS OF OPERATIONS

The following table summarizes HCC’s consolidated income from operations reflecting departmental operations at each of its casino properties. Departmental operations include, as applicable, casino, rooms, food and beverage and other. Accordingly, departmental profit, as used in the discussion which follows, consists of departmental revenues less departmental expenses and represents income from operations before general and administrative expenses, depreciation and amortization. Certain reclassifications have been made to the prior year’s presentation to conform to the 2002 periods’ presentation.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Revenues:
Aurora Casino	$67,043,000	$54,300,000	$191,126,000	$160,177,000
Tunica Casino	26,179,000	25,035,000	74,388,000	75,243,000
Shreveport Casino	36,780,000	37,176,000	111,299,000	110,915,000

Net revenues	130,002,000	116,511,000	376,813,000	346,335,000

Departmental Expenses:
Aurora Casino	48,972,000	34,588,000	125,628,000	102,782,000
Tunica Casino	19,317,000	19,707,000	55,317,000	58,168,000
Shreveport Casino	30,634,000	31,088,000	89,164,000	107,107,000

Total departmental expenses	98,923,000	85,383,000	270,109,000	268,057,000

Departmental profit	31,079,000	31,128,000	106,704,000	78,278,000

Other Operating Expenses:
General and administrative	8,939,000	7,250,000	26,055,000	24,956,000
Depreciation and amortization	8,178,000	13,641,000	33,239,000	36,797,000
Development	9,000	149,000	69,000	459,000
Loss on early extinguishment of debt	—	—	195,000	843,000
Loss on affiliate obligations	—	—	800,000	—
Executive compensation adjustment	—	—	(709,000)	—

Total other operating expenses	17,126,000	21,040,000	59,649,000	63,055,000

Income from operations	$13,953,000	$10,088,000	$47,055,000	$15,223,000

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Aurora Casino

Departmental profit from operations at the Aurora Casino is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Casino	$71,453,000	$58,444,000	$203,711,000	$171,925,000
Food and beverage	3,923,000	3,507,000	11,183,000	10,905,000
Other	1,210,000	779,000	3,035,000	2,329,000
Promotional allowances	(9,543,000)	(8,430,000)	(26,803,000)	(24,982,000)

Net revenues	67,043,000	54,300,000	191,126,000	160,177,000

Departmental Expenses:
Casino	47,189,000	33,018,000	120,444,000	97,988,000
Food and beverage	1,350,000	1,308,000	4,171,000	4,084,000
Other	433,000	262,000	1,013,000	710,000

Total departmental expenses	48,972,000	34,588,000	125,628,000	102,782,000

Departmental profit	$18,071,000	$19,712,000	$65,498,000	$57,395,000

Departmental profit margin	27%	36.3%	34.3%	35.8%

Revenues

Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two riverboats connected by a link barge. The smaller of the two riverboats contained slightly more than one-third of the total gaming positions, but generated less than 25% of total gaming revenues. As more fully described under “Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities,” the Aurora Casino began a major expansion in 2001. In order to take better advantage of dockside gaming legislation passed in 1999 and improve its gaming amenities, the Aurora Casino began construction of a new dockside facility to replace the Aurora Casino’s two riverboats. Management believed the new dockside facility would significantly increase passenger capacity and provide a premier gaming and entertainment facility for the Aurora Casino’s patrons. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. A new, state-of-the-art buffet with the latest in presentation cooking and 27% additional seating capacity opened in May 2002. The second half of the dockside casino opened June 14, 2002. In late June 2002, a new parking facility opened which increased parking capacity by approximately 30%. The total expansion project cost approximately $76.5 million.

Total gross wagering at the Aurora casino, as measured by the total value of chips purchased for table games (“drop”) and the total amount of coins wagered in slot machines (“handle”), increased $139.3 million (16.9%) and $320.6 million (13%), respectively, during the three and nine month periods ended September 30, 2002 compared to the same periods in 2001. The increases in gross wagering are primarily attributable to the opening of the dockside casino. In addition, the mix of games has been altered with the addition of 50 slot machines in place of eight table games.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Casino revenues consist of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the “hold percentage.” Third quarter 2002 casino revenues benefitted from the gross wagering increase and an increase in the slot machine hold percentage, but were partially offset by a decrease in the table games hold percentage. The increase in casino revenues during the first nine months of 2002 compared to the prior year period reflects the increase in gross wagering, coupled with an increase in the slot machine hold percentage. The Aurora Casino set a new monthly record for casino revenues in February 2002 with the mid-month opening of the first half of the new dockside casino; a new monthly revenue record was subsequently established in March. Monthly revenues during the second quarter of 2002 declined from the record March figures, reflecting seasonal patterns, but averaged more than 19% above the average second quarter 2001 monthly revenues. These record results were achieved despite the disruption from construction of the property’s new buffet and the completion of the second half of its dockside casino. Prior to the mid-June completion of the dockside casino, the majority of the Aurora Casino’s gaming positions continued to be located on the remaining riverboat rather than on the first half of the dockside casino. The third quarter represented the first full quarter of operations on the completed dockside casino and combined with an aggressive marketing campaign resulted in the Aurora Casino setting a quarterly casino revenue record of $71.5 million, a 22.3% increase over the third quarter of 2001. The strong revenue growth in the third quarter was achieved despite deteriorating economic conditions in the Chicago-are market and increased competition from riverboat operators in norther Indiana where dockside gaming was introduced in August of 2002. Competition is expected to intensify next year as a riverboat operator in Joliet, Illinois has recently announced a $40 million “barge-based” casino renovation project expected to be completed by the end of the first quarter of 2003.

Food and beverage revenues increased 11.9% during the third quarter of 2002 compared to the same period in 2001 bringing the nine month revenues in line with the preceding year. The increase in patron volume during the third quarter following the completion of the dockside casino in June and the opening of the new buffet in May was accompanied by an increase in food and beverage pricing. These increased revenues were partially offset as during the 2002 first quarter period, one restaurant facility was closed and two restaurant facilities were relocated as part of the dockside construction activities discussed above. A second food outlet was closed effective July 1, 2002 as a cost savings measure in response to the newly imposed gaming tax increase (see “Departmental Expenses” below).

Other revenues increased 55.3% and 30.3%, respectively, during the third quarter and first nine months of 2002 compared to the same periods in 2001. Such increases reflect additional commissions earned from ATM fees and credit card advances as a result of the increased patron volume.

Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the “cash back” award feature of the casino’s customer loyalty program. Promotional allowances increased by 13.2% during the third quarter of 2002 compared to the prior year period resulting in a 7.3% increase for the 2002 nine month period. The third quarter increase reflects increases in both promotional activities and customer loyalty program awards. During the first six months of 2002, customer loyalty programs accounted for most of the increase.

Departmental Expenses

The 42.9% and 22.9% increases in casino expenses during the third quarter and first nine months of 2002 compared to the prior year periods reflect higher gaming and admissions taxes combined with the additional patron volume from the opening of the dockside casino. Gaming and admission taxes for the third quarter and nine month period ended September 30, 2002 increased by $13.7 million (74.5%)

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

and $20.7 million (38.1%), respectively, compared to the prior year periods. Gaming taxes imposed by the state of Illinois are determined using a graduated tax rate applied to the licensee’s gaming revenues. Effective July 1, 2002, the State of Illinois increased the graduated tax rate structure by increasing certain tax rates, adding new tax brackets and raising the highest marginal tax rate from 35% to 50%. This highest marginal tax rate applies to “annual adjusted gross receipts”, as defined, in excess of $200 million. In addition, the State increased the admissions tax from $2 per person to $3 per person. These changes resulted in increased taxes amounting to $9.1 million for the three and nine month periods ended September 30, 2002. Excluding this $9.1 million increase in taxes, casino expenses increased by 15.3% and 13.6%, respectively, for the three and nine month periods ended September 30, 2002 compared to the prior year periods, more closely approximating the increase in patron volume as reflected by the 16.9% and 13% increases in gross wagering. Management anticipates that gaming and admission taxes will continue to be significantly higher than the prior year for the remainder of 2002 and the first half of 2003 as the increase in taxes will continue to be magnified by increased revenues from the completed dockside facility. Management has conducted a thorough review of its operations and is eliminating marginal marketing programs and implementing cost controls, as necessary, to mitigate to the extent possible the negative impact on profitability resulting from the tax increases. Marketing expenses increased by $283,000 and $1.2 million, respectively, during the third quarter and first nine months of 2002 compared to the prior year periods primarily due to additional television and radio production and television advertising in anticipation of the opening of the second half of the dockside casino.

Food and beverage expenses did not change significantly during the third quarter and first nine months of 2002 compared to the same periods in 2001 despite the third quarter increase in the associated revenues. Food costs did not increase proportionately with the increase in the associated revenues as the food outlets closed during the period represented those with a higher percentage food cost.

Other expenses increased by $171,000 (65.3%) and $303,000 (42.7%), respectively, during the third quarter and first nine months of 2002 compared to the same periods in 2001 reflecting increases in theater entertainment expenses and non-allocable payroll costs.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Tunica Casino

Departmental profit from operations at the Tunica Casino is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Casino	$29,110,000	$27,576,000	$82,308,000	$81,974,000
Rooms	1,674,000	1,888,000	5,004,000	5,144,000
Food and beverage	4,232,000	4,496,000	11,841,000	13,094,000
Other	522,000	469,000	1,342,000	1,356,000
Promotional allowances	(9,359,000)	(9,394,000)	(26,107,000)	(26,325,000)

Net revenues	26,179,000	25,035,000	74,388,000	75,243,000

Departmental Expenses:
Casino	17,878,000	18,361,000	51,084,000	54,170,000
Rooms	302,000	233,000	946,000	721,000
Food and beverage	917,000	884,000	2,689,000	2,597,000
Other	220,000	229,000	598,000	680,000

Total departmental expenses	19,317,000	19,707,000	55,317,000	58,168,000

Departmental profit	$6,862,000	$5,328,000	$19,071,000	$17,075,000

Departmental profit margin	26.2%	21.3%	25.6%	22.7%

Revenues

Total gross wagering at the Tunica Casino increased by $20.3 million (4.2%) during the three month period ended September 30, 2002 compared to the same period in 2001 bringing the nine month total in line with the prior year amount. The Tunica market continues to be a highly competitive market in which to operate. Slot machine revenues increased over the comparable prior year periods due to improved slot machine handle even though slot machine hold percentages did not change significantly from the 2001 periods. Table game revenues improved during the third quarter primarily due to improvement in the table games hold percentage, bringing the nine month revenues in line with the prior year period.

Room revenues decreased $214,000 (11.3%) during the third quarter period of 2002 as compared to the same period of 2001 reflecting the removal from service of a number of rooms as part of the hotel room renovation project currently underway at the Tunica Casino (see “Liquidity and Capital Resources–Capital Expenditures and Other Investing Activities” below). Rooms revenue remained virtually unchanged during the nine month period ended September 30, 2002 compared to 2001. Hotel occupancy rates, which are based on the number of rooms available, increased to 95.4% and 89.5%, respectively, during the 2002 periods from 91.9% and 89.1%, respectively, during the prior year periods. The average daily room rate decreased to $39 in the 2002 three month period from $41 in the 2001 period, but averaged $39 for both the 2002 and 2001 nine month periods.

Food and beverage revenues decreased 5.9% and 9.6%, respectively, during the third quarter and first nine months of 2002 compared to the prior year periods primarily due to a reduction in food and beverage complimentaries. Other revenues increased 11.3% in the third quarter of 2002 compared to the

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

prior year period bringing the nine month period in line with 2001, primarily due to an increase in retail complimentaries during the third quarter.

Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the “cash back” award feature of the casino’s customer loyalty program. Promotional allowances did not change significantly during either of the three or nine month periods ended September 30, 2002 as compared to the same periods of 2001. The increase in retail complimentaries was offset by the decrease in complimentaries for food and beverage.

Departmental Expenses

The 2.6% and 5.7% decreases in casino expenses during the third quarter and first nine months of 2002 compared to the same periods in 2001 primarily result from decreases in advertising and other expenses as part of management’s efforts to control costs in a highly competitive market. Additional decreases reflect reductions in the allocation of costs associated with promotional activities from the food and beverage department to the casino department.

The increases in rooms expense of 29.6% and 31.2%, respectively, during the third quarter and first nine months of 2002 compared to the prior year periods result from increases in operating costs coupled with reductions in the allocation of such expenses to the casino department.

Food and beverage expenses increased only slightly during the third quarter and first nine months of 2002 compared to the same periods in 2001 despite decreases in the associated revenues. The declines in revenues resulted from reductions in promotional activities; accordingly, allocations of food and beverage costs to the casino department were also reduced. Other departmental expenses decreased by 3.9% and 12.1%, respectively, during the 2002 three and nine months periods as a result of increased allocations to the casino department.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Shreveport Casino

Departmental profit from operations at the Shreveport Casino is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Casino	$36,695,000	$36,873,000	$110,914,000	$111,519,000
Rooms	2,423,000	2,426,000	7,033,000	6,546,000
Food and beverage	6,453,000	6,769,000	18,795,000	20,225,000
Other	773,000	721,000	1,867,000	2,861,000
Promotional allowances	(9,564,000)	(9,613,000)	(27,310,000)	(30,236,000)

Net revenues	36,780,000	37,176,000	111,299,000	110,915,000

Departmental Expenses:
Casino	27,654,000	27,919,000	80,078,000	94,784,000
Rooms	502,000	621,000	1,688,000	1,827,000
Food and beverage	1,699,000	1,950,000	5,170,000	7,358,000
Other	779,000	598,000	2,228,000	3,138,000

Total departmental expenses	30,634,000	31,088,000	89,164,000	107,107,000

Departmental profit	$6,146,000	$6,088,000	$22,135,000	$3,808,000

Departmental profit margin	16.7%	16.4%	19.9%	3.4%

The Shreveport Casino commenced operations on December 20, 2000 and experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than originally anticipated by management. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. Management of the Shreveport Partnership responded by fine-tuning its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, the Shreveport Partnership terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino’s gaming revenues in June. Management also instituted a series of measures to significantly reduce the operating costs of the Shreveport Casino. As a result of the elimination of

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

marketing programs and other significant cost cutting efforts, the Shreveport Casino has generated positive earnings before interest, taxes, depreciation, amortization and non-recurring items in every month since June 2001. The Shreveport Partnership is continuing to aggressively manage its marketing programs to increase its customer base while maximizing near and long-term profitability by decreasing the operating cost structure of the property.

The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, as total casino win for the first nine months of 2002 has only grown by 19.6% compared to the same period in 2000 (the most recent comparable nine month period prior to the opening of the Shreveport Casino). The market grew by only 1.6% during the first nine months of 2002 and suffered a decline of 1.7% during the 2002 third quarter period compared to the same periods in 2001. Management believes the third quarter decline reflects the deteriorating economic conditions in the principal feeder markets to the Shreveport/Bossier City gaming market, including the Dallas/Ft. Worth metropolitan area. Management further expects the difficult market conditions will continue through the fourth quarter of 2002 and, as a result, the Shreveport Casino will report lower earnings and operating cash flows in the upcoming quarter. In late August 2002, Harrah’s Entertainment Inc. announced plans to purchase Louisiana Downs racetrack located approximately nine miles from the Shreveport Casino in Bossier City, Louisiana. Announced plans include a casino addition at the racetrack which, pending a timely completion of the deal, could open in the summer of 2003. The successful completion and opening of this facility would result in another source of competition for and could have a material adverse affect on the Shreveport Casino.

Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $472.9 million and $436.1 million, respectively, during the third quarters of 2002 and 2001 and $1,390.6 million and $1,352.6 million, respectively, during the nine month periods ended September 30, 2002 and 2001. Slot machine handle increased by 11.2% and 4.6%, respectively, during the third quarter and first nine months of 2002 compared to the same periods in 2001, while table game drop declined by 10.7% and 10.4%, respectively, during the same periods.

Revenues

Casino revenues at the Shreveport Casino decreased slightly during the three and nine month periods of 2002 compared to the 2001 periods. Decreases in the slot machine hold percentages during the three and nine month periods of 2002 from the 2001 periods were offset by increases in slot machine gross wagering. As a result, slot machine revenues increased by 1.7% during the three month period ended September 30, 2002 bringing the nine month revenues in line with the 2001 nine month period. The third quarter 2002 decline in table games gross wagering was compounded by a decline in the table games hold percentage to 16.4% from 17.6%. For the nine month period, the decrease in table game wagering was partially offset by an increase in the table games hold percentage to 19.1% in 2002 from 18.2% in 2001. During the three and nine month periods of 2002, slot machine revenues accounted for 75.1% and 73.6% of casino revenues, respectively, compared to 73.5% and 73.2%, respectively, during the 2001 periods. Table game revenues accounted for 22.2% and 25.4%, respectively, of the 2002 period casino revenues compared to 26.5% and 26.8%, respectively, during the 2001 periods. In June 2002, the Shreveport Casino added six poker stations which contributed $983,000 and $1.1 million, respectively, to casino revenues during the three and nine month 2002 periods.

Room revenues remained constant during the three month period of 2002 compared to 2001 and increased 7.4% during the 2002 nine month period compared to the same period in 2001. Hotel occupancy rates increased to 95.1% and 93.9% during the 2002 three and nine month periods from 93%

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

and 85.7% in the same periods of 2001 due to more aggressive marketing programs. However, the average daily room rate decreased to $69 and $68, respectively, during the 2002 three and nine month periods from $70 and $72 in the comparable 2001 periods. Room rates in 2002 have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been more than offset by the improvement in hotel occupancy.

Food and beverage revenues decreased 4.7% and 7.1%, respectively, during the third quarter and first nine months of 2002 compared to the prior year periods primarily as a result of decreases in promotional activities.

Other revenues increased 7.2% during the three month period ended September 30, 2002 compared to the same period in 2001 bringing the nine month period decrease to 34.7%. The third quarter increase reflects the first full quarter of rental income earned with respect to restaurant and entertainment facilities operating in space leased from the Shreveport Casino. The year to date decrease is primarily due to reductions in theater revenues and retail store sales.

Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the “cash back” award feature of the casino’s customer loyalty programs. Promotional allowances remained unchanged during the third quarter and decreased $2.9 million (9.7%) during the first nine months of 2002 compared to the same periods in 2001. The third quarter period includes reductions in complimentaries offset by increases in the “cash back” feature of the Shreveport Casino’s customer loyalty programs resulting from increases in slot machine wagering. The nine month decrease is primarily due to reductions in complimentaries as part of management’s cost savings initiatives, many of which were instituted during the second half of 2001.

Departmental Expenses

The Shreveport Casino was designed to be a major destination resort. Accordingly, its initial cost structure was based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first half of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Over the second half of 2001 and first nine months of 2002, management made significant progress in achieving the principal elements of its new business plan. Specifically, departmental expenditures have been significantly reduced while maintaining the Shreveport Casino’s level of service. Management reduced the property’s operating costs in the first nine months of 2002 by approximately $17.9 million (16.8%) compared to the same period of 2001, while maintaining revenue levels.

In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001 and to 20.5% effective April 1, 2002 with an additional 1% increase scheduled for April 1, 2003. Had the entire 3% gaming tax increase been

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

in effect during the three and nine month periods ended September 30, 2002, the Shreveport Casino’s operating expenses would have increased by $375,000 and $1.5 million, respectively.

Casino expenses during the third quarter did not change significantly. The 15.5% decrease in casino expenses during the first nine months of 2002 compared to the same period in 2001 is due to management’s cost savings initiatives discussed above. Expenditures were reduced in the areas of payroll, cage operations, and advertising, as well as in the allocations of promotional related costs from other operating departments to the casino department.

Rooms expense decreased 19.2% and 7.6% during the three and nine month periods ended September 30, 2002, respectively, compared to the same periods of 2001. These decreases reflect management’s cost savings initiatives discussed above partially offset by increased occupancy costs.

During the three and nine month periods ended September 30, 2002, food and beverage expenses decreased by 12.9% and 29.7%, respectively, compared to the prior year periods. These decreases are due to reductions in the cost of goods sold, consistent with the reductions in revenues, as well as to reductions in payroll costs and increases in operating efficiency.

Other expenses increased $181,000 (30.3%) during the three month period ended September 30, 2002 compared to the same period of 2001 bringing the nine month decrease to $910,000 (29%). The third quarter increase is primarily due to increased insurance costs. The nine month decrease reflects reductions in the cost of goods sold, consistent with the reductions in revenues, reductions in payroll costs and a reduction in the costs incurred in connection with “headliner” entertainment shows.

Other Consolidated Items

Other operating expenses of HCC and its subsidiaries, exclusive of casino departmental expenses, consist primarily of general and administrative expenses, depreciation and amortization, and development expenses incurred in connection with the pursuit of additional gaming venues.

General and Administrative

General and administrative expenses increased by $1.7 million (23.3%) and $1.1 million (4.4%), respectively, during the third quarter and first nine months of 2002 compared to the prior year periods. Such expenses at the Aurora Casino increased by $219,000 (16.7%) and $798,000 (20.8%), respectively, during the 2002 periods. Such increases were primarily due to severance costs accrued in connection with management’s efforts to reduce personnel expenses in order to mitigate the impact of the aforementioned gaming and admission tax increases and to increases in legal and other administrative costs. The Tunica Casino experienced increases in general and administrative expenses of $388,000 (31.5%) and $303,000 (6.7%), respectively, during the 2002 periods compared to the prior year periods primarily as a result of increases in certain insurance and other administrative costs. During the 2002 periods, the Shreveport Casino’s general and administrative expenses decreased $270,000 (11.3%) and $3.8 million (41.5%), respectively, exclusive of management fees payable to a subsidiary of HCC. These decreases are attributable to reductions in personnel costs resulting from management’s cost savings initiatives. Corporate general and administrative expenses increased $1.4 million (58.4%) and $3.8 million (50.8%), respectively, due to increased legal and professional fees primarily related to (1) litigation against certain former executive officers of HCC and (2) the announced Merger Agreement whereby HCC, subject to the conditions thereof, will become a wholly owned subsidiary of Penn National.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.5 million (40%) during the third quarter of 2002 compared to the same period in 2001 resulting in a nine month decrease of $3.6 million (9.7%). Virtually all of these fluctuations result from changes in depreciation expense recorded by the Aurora Casino as a result of its expansion and the acceleration of depreciation on the assets to be replaced (see “Liquidity and Capital Resources–Capital Expenditures and Investing Activities–Aurora Casino” below). The accelerated depreciation, which commenced in March 2001, ended with the opening of the dockside casino and the retirement from service of the Aurora Casino’s two riverboats in February and June 2002. Accordingly, third quarter 2002 depreciation expense at the Aurora Casino decreased by $5.7 million compared to the same period in 2001, offsetting the increase reported for the first six months of 2002 and resulting in a nine month depreciation expense decrease of $3.7 million compared to the same period in 2001.

Development Expenses

Development expenses represent costs incurred in connection with HCC’s pursuit of potential gaming opportunities in jurisdictions where gaming has not been legalized and abroad. Such costs decreased by 94% and 85%, respectively, during the third quarter and first nine months of 2002 compared to the prior year periods due to fewer potential jurisdictions contemplating the legalization of gaming.

Loss on Early Extinguishment of Debt

The City of Aurora recently completed a refinancing of its underlying bond issue which reduced the effective annual interest rate on one of the Aurora Casino’s capital lease agreements to approximately 5.6%. In accordance with the provisions of Financial Accounting Standards Board Statement No. 22, “Changes in the Provisions of Lease Agreements Resulting from Refundings of Tax-Exempt Debt”, the outstanding capital lease obligation was increased by $195,000 to reflect the revised present value of future minimum lease payments using the new effective interest rate and a corresponding loss on early extinguishment of debt was recorded during the second quarter of 2002. Although the principal amount of the capital lease obligation was increased by $195,000, interest savings subsequent to the refinance date will ultimately reduce cash payment obligations by approximately $761,000.

During June 2001, the Shreveport Partnership retired its outstanding lease financing with a portion of the proceeds from the Shreveport Senior Secured Notes. The loss from early extinguishment of debt consists of the write off of unamortized deferred finance costs associated with the lease financing.

Loss on Affiliate Obligations

During December 2001, HCC and Greate Bay reached an agreement to restructure obligations existing between the two companies. Greate Bay was insolvent and, together with certain of its subsidiaries, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code on December 28, 2001. As part of its pre-packaged bankruptcy reorganization, Greate Bay sold its primary asset, with the net proceeds from the sale and Greate Bay’s other remaining cash to be distributed to an unrestricted subsidiary of HCC. Greate Bay paid $2 million in December 2001 to the unrestricted subsidiary and agreed to offset $2.4 million owed by HCC against a like amount owed to HCC. The sale of Greate Bay’s primary asset was approved by the bankruptcy court on March 6, 2002 and was completed on March 19, 2002. During the second quarter of 2002, Greate Bay, in order to ensure timely confirmation by the bankruptcy court, agreed to amend its plan of reorganization to include

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

payment to LVSI of $1.5 million for a previously disputed claim. The plan of reorganization was confirmed in July 2002 and HCC received payment from Greate Bay totaling $13.2 million. Management anticipates the receipt of an additional $1 million upon release of an escrow account during the third quarter of 2003. Costs and fees incurred or anticipated by HCC are expected to total approximately $2.1 million. Primarily as a result of Greate Bay’s settlement of the disputed LVSI claim, HCC recorded an adjustment to the carrying value of its receivables from Greate Bay in the amount of $800,000 as a loss on affiliate obligations during the second quarter of 2002.

Executive Compensation Adjustment

At December 31, 2001, HCC estimated and recorded an accrual for all remaining obligations to certain former executive officers under their employment and consulting agreements. Certain assumptions made in determining the amount of the accrual were reviewed during the second quarter of 2002 and an adjustment in the amount of $709,000 was credited as executive compensation adjustment at that time. As a result of certain Stockholder Agreements entered into in August 2002 in connection with the announced Merger Agreement whereby HCC, subject to the conditions thereof, will become a wholly owned subsidiary of Penn National, the former executive officers agreed to settle their outstanding obligations under the employment and consulting agreements at closing of the merger for the adjusted balance less any subsequent payments received under their employment and consulting agreements. The remaining obligation at September 30, 2002 is $6.8 million.

Non-operating Income (Expenses)

Interest Income

Interest income decreased 65.5% and 73%, respectively, during the third quarter and first nine months of 2002 compared to the prior year periods. Such decreases were due to the unexpended cash proceeds of HCC’s issue of Senior Secured Notes on May 19, 1999 and Hollywood Casino Shreveport’s debt issue on August 10, 1999 (see “Liquidity and Capital Resources - Financing Activities”) being spent in connection with the construction of the Shreveport Casino and the Aurora Casino expansion project and to the overall decline in interest rates.

Interest Expense

Interest expense increased slightly during the three nine month period ended September 30, 2002 compared to the prior year period bringing the nine month total in line with the comparable 2001 period. The three month increase was primarily due to a third quarter 2001 adjustment to the estimated accrual of interest on federal income taxes payable and to less interest capitalized during 2002 with respect to the Tunica Casino hotel renovation project than was capitalized in the prior year with respect to the Aurora Casino expansion project.

Write Off Investment in Unconsolidated Affiliate

The Shreveport Partnership entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by the Shreveport Partnership to the limited liability corporation formed to develop and operate the golf course from inception amounted to $313,000. No contributions were made during 2002. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, the Shreveport Partnership provided a

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

reserve during April 2002 of $313,000 to write down its investment in the limited liability corporation to a zero value. The partners terminated the joint venture effective as of September 30, 2002.

Income Taxes

Under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the tax benefit of NOL’s and tax credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, is to be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL’s and deferred tax assets is more likely than not, a valuation allowance is to be recorded. Based on the significant amount of NOL’s available ($70.7 million) and the near-term expectation of taxable losses, management has provided a valuation allowance to reserve substantially all of the net deferred tax asset at September 30, 2002. The remaining net deferred tax asset ($268,000) relates to state timing differences expected to reverse.

On March 19, 2002, new tax legislation was enacted which extends the carryback period for NOL’s originating in tax years ending in 2001 or 2002. As a result of this change, the Company will be able to utilize NOL’s originating in 2001 to request a refund of taxes previously paid in the amount of approximately $3 million. The refund receivable and related tax benefit were recognized during the first quarter of 2002.

Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, including upon consummation of the proposed acquisition of HCC by Penn National, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect HCC’s future utilization of its loss carryforwards.

HCC has been informed that the Internal Revenue Service will soon open an examination of HCC’s consolidated federal income tax returns for the years 1999 through 2001.

Minority Interest in Hollywood Casino Shreveport

In accordance with the terms of its joint venture agreement, HCC’s joint venture partner is to receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $367,000 and $1.1 million, respectively, during the third quarter and first nine months of 2002.

Other Items

Contingency

HCC previously was notified that the Louisiana State Police, Casino Gaming Division (the “Division”) had set a hearing regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. Prior to such a hearing, HCC’s Louisiana licensee subsidiary, the Shreveport Partnership, and the Division have entered into an agreement in which, among other things, the Shreveport Partnership acknowledges no violation of law but agrees to pay to the Division the sum of $200,000. The

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

agreement is subject to the approval of the Louisiana Gaming Control Board and only effective upon consummation of the announced merger of HCC and Penn National. If the Louisiana Gaming Control Board does not approve the agreement or the merger is not consummated, the respective parties to the agreement will be in the same position they were in prior to entering into the agreement and, absent another settlement, a hearing on the subject matters would likely proceed. In such event, while statutory authority provides that a hearing officer at such a hearing may impose a penalty on the Shreveport Partnership and/or suspend, revoke or restrict its license, the Shreveport Partnership would aggressively defend against any such action.

Seasonality and Other Fluctuations

Historically, all three of the Company’s casino properties have experienced some degree of seasonality. Consequently, the results of HCC’s operations for the first and fourth quarters have traditionally been less profitable than the other quarters of the fiscal year. In addition, the operations of HCC’s casinos may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect HCC’s casino revenues and overall profitability.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the first nine months of 2002, HCC generated cash flow from operations of $49.7 million. During this period, the operations of the Aurora Casino continued to be HCC’s primary source of liquidity and capital resources, contributing approximately $36.9 million of cash flow from operations. The Tunica Casino provided $7 million of cash from operations. The Shreveport Casino experienced negative cash flow from operations, exclusive of intercompany obligations to consolidated affiliates, during the first nine months of 2002 amounting to $7.1 million. Additional funds were provided from net collections on affiliate receivables totaling $12.1 million. HCC’s only other source of funds consists of interest income earned on temporary investments ($670,000). In addition to operating expenses at its three casino facilities, other uses of operating cash by HCC during the first nine months of 2002 included corporate overhead costs ($11.2 million) and costs to pursue development opportunities ($69,000).

Financing Activities

Senior Secured Notes -

During May 1999, HCC completed the refinancing of its outstanding 12.75% Senior Secured Notes through a debt offering of $310 million of 11.25% Senior Secured Notes due May 1, 2007 and $50 million of floating rate Senior Secured Notes due May 1, 2006 (collectively, the “Senior Secured Notes”). Interest on the floating rate notes is equal to the six-month LIBOR rate plus 6.28% and is reset semiannually. Effective May 1, 2002, the interest rate decreased to 8.38% from 8.45%. Effective November 1, 2002, the interest rate was further adjusted to 7.9%. In addition to refinancing existing debt, the Company used proceeds from the debt offering to fund a portion of the Company’s equity investment in the Shreveport Casino and, during October 1999, to acquire the management and consulting contracts on the Aurora Casino and Tunica Casino. The Company also used proceeds from the debt offering to finance a portion of the construction costs of its new, dockside gaming facility at the Aurora Casino (see “Liquidity and Capital Resources - Capital Expenditures and Other Investing Activities”). Interest on the Senior Secured Notes is payable semiannually each May 1 and November 1. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by HCT and Shreveport Management and may be guaranteed by certain future subsidiaries of HCC. Neither HCA nor

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

HCL are guarantors. The Senior Secured Notes and related guarantees are secured by, among other things, (1) substantially all of the assets of HCT and future guarantors, (2) a lien not to exceed approximately $108 million on substantially all of the assets of HCA, (3) a pledge of the capital stock of certain subsidiaries of HCC, including HCA and HCT, and (4) the collateral assignment of the management contract for the Shreveport Casino. The amount of the lien described in (2) above was $108 million at September 30, 2002.

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

Shreveport Debt Obligations -

On August 10, 1999 the Shreveport Partnership issued $150 million of 13% First Mortgage Notes, with contingent interest, due 2006 (the “Shreveport First Mortgage Notes”), which are guaranteed by HCL, but are non-recourse to HCC. Fixed interest on the Shreveport First Mortgage Notes is payable semiannually on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date after the commencement of the Shreveport Casino’s operations. The amount of the contingent interest is equal to 5% of the Shreveport Casino’s cash flow, as defined, for the applicable period subject to maximum of $5 million for any four consecutive fiscal quarters. Contingent interest with respect to the Shreveport First Mortgage Notes amounted to $694,000 during the first nine months of 2002, payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Accrued contingent interest with respect to the Shreveport First Mortgage Notes amounted to $1.1 million at September 30, 2002. The notes are collateralized by a first priority security interest in substantially all of the Shreveport Partnership’s existing and future assets other than assets secured by the Shreveport Senior Secured Notes (see below) and up to $6 million in assets that may be acquired with future equipment financing as well as by a pledge of the common stock of the HCC subsidiaries which hold the partnership interests.

In June 2001, the Shreveport Partnership issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Shreveport Senior Secured Notes”). The Shreveport Senior Secured Notes were issued with a premium to yield interest at an effective annual rate of 12.21% per annum. Fixed interest on the Shreveport Senior Secured Notes at an annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of the Shreveport Partnership for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $183,000 during the first nine months of 2002, payment of which has been deferred. Total accrued contingent interest with respect to

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the Shreveport Senior Secured Notes amounted to $261,000 at September 30, 2002. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Shreveport Senior Secured Notes were used, in part, to retire the Shreveport Partnership’s capital lease obligations with the remainder available for working capital purposes.

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

Ground Leases -

HCT entered into a ground lease covering 70 acres of land on which the Tunica Casino was constructed. The ground lease was for an initial term of five years from the opening date of the facility and, at HCT’s option, may be renewed for nine additional five-year periods. The lease is currently in its first five-year renewal term. Obligations under the ground lease include both minimum monthly fixed payments and percentage rent, which in the aggregate will be the greater of 4% of Gross Revenues, as defined, or $1.1 million per year. HCT is responsible for all operating and other expenses of the property in accordance with the lease terms. HCT expensed $3.3 million during the nine month period ended September 30, 2002 in connection with the ground lease.

The Shreveport Partnership entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals available to the Shreveport Partnership for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. During the first five-year rental term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,512 for the fourth five-year renewal term and $703,957 for the fifth five-year renewal term with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, the Shreveport Partnership pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $1.5 million during the nine month period ended September 30, 2002, including percentage rentals amounting to $1.1 million. In

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $4.3 million during the first nine months of 2002.

Other -

In June 2001 HCT entered into a bank credit facility in the amount of $3 million available through June 30, 2002. Borrowings under the line of credit are payable over a 36 month period and accrue interest at the bank’s prime lending rate plus .75% per annum, on either a fixed or floating rate basis. During June 2001, HCT borrowed $731,000 under the credit facility at an interest rate of 7.5% per annum. HCT made additional borrowings of $130,000 at the rate of 7.5% per annum in July 2001 and $220,000 at the rate of 7.5% per annum in August 2001.

HCC Consolidated Commitments -

As of September 30, 2002, HCC’s remaining maturities of long-term debt are $65,000 during 2002, $380,000 in 2003 and $244,000 in 2004. During 2006, the floating rate Senior Secured Notes, Shreveport First Mortgage Notes and Shreveport Senior Secured Notes become due aggregating $239 million. In 2007, the $310 million 11.25% Senior Secured Notes become due. Remaining minimum lease payments under capital lease obligations are $1.1 million for the remainder of 2002 and approximately $2.6 annually between 2003 and 2006 and total $24.5 million in the aggregate.

Commitments under noncancellable operating leases, exclusive of the ground leases in Shreveport and Tunica previously discussed, amount to $343,000 during the remainder of 2002. In future years, such commitments decline steadily from $1.2 million in 2003 to $380,000 in 2006 and amount to approximately $5.4 million in the aggregate.

Capital Expenditures and Other Investing Activities

Aurora Casino -

Capital expenditures at the Aurora Casino during the nine month period ended September 30, 2002 (exclusive of expansion costs - see below) were $2 million; management anticipates spending approximately $1.8 million during the remainder of 2002 toward its ongoing capital improvements program. Significant projects still planned for 2002 consist primarily of slot machines, gaming equipment and other departmental expenditures.

Prior to February 15, 2002, the Aurora Casino conducted its gaming operations on two, four-level riverboats having a combined casino space of approximately 32,000 square feet. In March 2001, the Aurora Casino began construction of a major expansion, highlighted by the construction of a new dockside facility to replace the Aurora Casino’s two riverboats. The first half of the dockside facility and a new casino entrance were completed and opened on February 15, 2002. A new, state-of-the-art buffet with the latest in presentation cooking and 27% additional seating capacity opened in May 2002. The second half of the dockside casino opened June 14, 2002 and a new parking facility opened in late June 2002. Management believes the new dockside facility, which has approximately 53,000 square feet of gaming space on a single level, significantly increases passenger capacity and provides a premier gaming and entertainment facility for the Aurora Casino’s patrons. The total project cost approximately $76.5 million. HCC’s debt offering completed in May 1999 provided $40 million of the project costs for the Aurora Casino expansion with the remainder coming from cash on hand and cash available from

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

operations. Costs incurred during the nine month period ended September 30, 2002 and to date with respect to the expansion project have totaled approximately $29.9 million and $76.5 million, respectively.

The commencement of construction of the new dockside facility had previously been delayed as a result of a complaint filed in late 1999 in an Illinois state court concerning the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. Although the constitutional challenge centers on the relocation of one of the existing gaming licenses, a finding that such portion of the legislation is unconstitutional could result in a finding that all or a portion of the legislation, including dockside gaming, is invalid. In January 2001, the Circuit Court judge dismissed the complaint ruling that the plaintiffs lacked standing to challenge the statute and failed to exhaust their administrative remedies. The plaintiffs filed an appeal of that ruling. On June 28, 2002, the Illinois Appellate Court, Third Division, affirmed the trial court’s dismissal of the complaint finding that the plaintiffs lacked standing to challenge the statute. The plaintiffs filed an appeal of the ruling to the Illinois Supreme Court. If the Illinois Supreme Court overturns that ruling, and the state court rules that all or a portion of the legislation is invalid, management believes that it may be able to continue to operate its existing dockside facility pending a final resolution of the litigation. In addition, on May 17, 2002, the Circuit Court of Cook County granted leave for the filing of a complaint on behalf of “an Illinois taxpayer” challenging the constitutionality of a portion of the legislation that enabled dockside gaming in Illinois. On August 30, 2002, the Circuit Court dismissed such taxpayer lawsuit and the plaintiff has filed an appeal of the dismissal. In the unlikely event that the provisions in question are found to be unconstitutional after all appeals, and the entire legislation is invalidated so that dockside gaming is not permitted, the Company will be able to return to using its two riverboats to conduct gaming.

The dockside casino was constructed in two halves which have now been connected to form a single dockside casino. This strategy was developed in order to minimize disruption of the Aurora Casino’s operations during the construction period and allow for at least a partial opening at a much earlier date. The Aurora Casino prospectively adjusted the remaining useful lives of its riverboats and other fixed assets being replaced to reduce the recorded net book value of such assets to their estimated net realizable value at the time they were removed from service. Consequently, depreciation expense during the nine month period ended September 30, 2002 increased by $9.8 million.

Tunica Casino -

Capital expenditures (exclusive of hotel renovation costs–see below) at the Tunica Casino during the first nine months of 2002 amounted to $2.9 million; management anticipates spending $1.7 million during the remainder of 2002 for its on-going capital improvements program. Expenditures planned consist primarily of updating slot machines and other departmental expenditures. During the second quarter of 2002, the Company began a substantial capital expenditure project at the Tunica property that includes the conversion of 22 hotel rooms into 11 new suites and the renovation of all other hotel rooms. Expenditures through September 30, 2002 amounted to $3.4 million. As currently planned, the renovation will cost an estimated $8 million and is expected to be completed in late 2003.

HCT entered into an agreement with two other casino operators during 1996 providing for the joint construction and ownership of a golf course. Contributions by HCT to the limited liability corporation formed to develop and operate the golf course, which opened in November 1998, have totaled approximately $2.3 million.

HOLLYWOOD CASINO CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Shreveport Casino -

Capital expenditures at the Shreveport Casino during the first nine months of 2002 amounted to $1.2 million; management anticipates spending approximately $1 million during the remainder of 2002 toward the Shreveport Casino’s program of ongoing capital improvements.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, the Shreveport Partnership has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change orders which the Shreveport Partnership is disputing. The accompanying consolidated balance sheet at September 30, 2002 includes a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. Both the recovery of any amounts by the Shreveport Partnership from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

Conclusion

HCC is currently restricted by the terms of its existing loan agreements from making any additional capital contributions to the Shreveport Partnership. To the extent HCC desired to make additional contributions to the Shreveport Partnership, HCC would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. However, a subsidiary of HCC is not restricted by the terms of HCC’s loan agreements. This subsidiary had approximately $34 million in cash on September 30, 2002, which funds are available for any corporate purpose, including making additional capital contributions to the Shreveport Partnership.

In connection with the announced merger of HCC into Penn National, as more fully described in Part II, Item 5, future contributions to the Shreveport Partnership, including those contemplated in the preceding paragraph, are subject to the prior consent of Penn National. Such approval has been obtained to contribute, if needed, any funds necessary to make the February 1, 2003 interest payments with respect to the Shreveport First Mortgage Notes and Shreveport Senior Secured Notes.

Management anticipates that HCC’s funding requirements for its operating activities will continue to be satisfied by existing cash and cash generated by the Aurora Casino and the Tunica Casino. Management believes that the Shreveport Casino’s existing cash together with cash from its operations and additional capital contributions from HCC’s unrestricted subsidiary (subject to Penn National’s consent to the extent required), will be sufficient to meet its liquidity and capital resource needs for the next 24 months. Under the indenture to the Senior Secured Notes, the Shreveport Partnership will also be able to borrow, if needed, up to an additional $6 million to finance the purchase of furniture, fixtures and equipment.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company has $50 million of floating rate Senior Secured Notes outstanding (see “Liquidity and Capital Resources - Financing Activities” below). Interest on the floating rate notes is at the LIBOR rate plus 6.28% and is reset semiannually. Accordingly, an increase in the LIBOR rate of 1% would increase interest expense by $500,000 per year.

The floating rate loan was entered into for non-trading purposes as sources of funding for the Company and management believes that this financing has no other material market risks other than interest rate risk. Such interest rate risk is beyond management’s control; however, the obligation could be prepaid should increases in the underlying interest rate result in an excessive financing cost; however, prepayment of the floating rate notes would require a premium in the amount of 2% as of May 1, 2002, decreasing by 1% each subsequent May 1.

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

Changes in the market interest rate would also impact the fair market value of the Company’s outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCC’s debt securities of approximately $19.6 million.

Item 4.    Controls and Procedures

Within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), HCC (the “Company”) carried out an evaluation, under the supervision of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in their periodic filings with the Securities and Exchange Commission. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II: OTHER INFORMATION

Item 5.    Other Information

On August 7, 2002, the Company, Penn National and P Acquisition Corp., a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and subject to the terms and conditions thereof, Penn National will acquire all the capital stock of the Company through a merger of P Acquisition Corp. with and into the Company.

The consideration to be paid by Penn National is $12.75 for each issued and outstanding share of the Company’s Class A common stock and all Company stock options will be cashed out at an amount equal to the difference between $12.75 and their exercise price. On the closing date of the merger, Penn National will also redeem the Company’s outstanding floating rate Senior Secured Notes due 2006 and redeem through a tender offer, or otherwise defease or discharge, the Company’s 11.25% Senior Secured Notes due 2007.

Under the terms of the Merger Agreement, the Company will be prohibited from soliciting competing acquisition offers. Nothing, however, shall prevent the Company (or its Board of Directors) from considering third party proposals and entering into a superior proposal at any time prior to obtaining the approval of the Company’s stockholders or after February 28, 2003, so long as the Company did not solicit such proposal. The obligations of the Company and Penn National to consummate the transaction will be subject to standard closing conditions, including, without limitation, obtaining (1) the approval of the Company’s stockholders and (2) required regulatory and gaming authority approvals. The obligation of Penn National to consummate the transaction will also be subject to (1) consummation of Penn National’s third-party financing, (2) there being no material adverse change in the Company and (3) holders of not more than 10% of the Company’s outstanding shares having exercised statutory appraisal rights.

Either party may terminate the transaction (1) by mutual consent, (2) for material breach of the Merger Agreement by the other party, (3) if the Company’s stockholders do not approve the merger, (4) if the required regulatory approvals can not be obtained, (5) if the merger is not consummated within 270 days of the signing of the Merger Agreement (which deadline may be extended to 365 days under certain circumstances) or (6) if the Company approves and enters into a superior proposal. The Company may also terminate the transaction if Penn National’s third-party financing commitment is terminated or significantly delayed or impaired. Penn National may also terminate the transaction if there is a material adverse change in the Company. If the transaction is terminated in connection with a superior proposal, Penn National will be entitled to receive a “break-up” fee of $15,000,000 plus additional amounts in relation to the increase in the merger consideration (provided that such fee shall reach a maximum of $27,500,000 for a superior proposal of $20.15 per share or greater).

In connection with the Merger Agreement, the Company, Penn National and certain stockholders of the Company representing at least 50.3% of the Company’s voting power, have entered into Stockholder Agreements (the “Stockholder Agreements”) which generally provide, among other things, that such stockholders will (1) vote for the merger, (2) agree to maintain the current composition of the board, (3) stay all pending litigation and (4) fully release at closing all applicable parties from any past and current claims. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, holders of a majority of the issued and outstanding shares of common stock of the Company eligible to vote have agreed to vote in favor of the merger, assuring stockholder approval. The Stockholder Agreements will terminate upon any termination of the Merger Agreement.

Copies of the Merger Agreement and the Stockholder Agreements were previously included with the Company’s Report on Form 8-K filed on August 8, 2002 as Exhibits 2.1 and 10.1 through 10.13. Such exhibits are incorporated by reference into this Item 5 and the foregoing description is qualified in its entirety by reference to such exhibits.

Hollywood Casino Corporation will hold a Special Meeting of Stockholders on Wednesday, December 18, 2002 to vote on the proposed merger of P Acquisition Corp. with and into HCC as described in the Agreement and Plan of Merger dated August 7, 2002 among HCC, P Acquisition Corp. and Penn National.

Item 6(a). Exhibits

@	10.1	Joint Motion for Entry of Decree in Notice of Violation and Hearing (incident #RGS 000375), dated October 29, 2002. (Exhibit 10.1)

#	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith.

@	Incorporated by reference to the exhibit shown in parenthesis included in the Report on Form 8-K filed by HCC on October 29, 2002.

Item 6(b). Reports on Form 8-K

On August 8, 2002, the Registrants filed a report on Form 8-K to report that Hollywood Casino Corporation had entered into an Agreement and Plan of Merger to be acquired by Penn National Gaming, Inc.

On October 29, 2002, the Registrants filed a report on Form 8-K to report that Hollywood Casino Shreveport had entered into an agreement with the Louisiana State Police, Casino Gaming Division, with respect to a hearing which had been previously set regarding certain testimony of a third party which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD CASINO CORPORATION

Date:	November 12, 2002	By:	/s/ Paul C. Yates
Paul C. Yates
Treasurer, Executive Vice President and Chief Financial Officer

HWCC-TUNICA, INC.

Date:	November 12, 2002	By:	/s/ Paul C. Yates
Paul C. Yates
Executive Vice President and Chief Financial Officer

Annual and Quarterly Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward T. Pratt III, certify that

1.
I have reviewed this Quarterly Report on Form 10-Q of Hollywood Casino Corporation and Subsidiaries and of HWCC-Tunica, Inc. and Subsidiary (collectively, the “Registrants”) for the period ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrants as of, and for, the periods presented in this quarterly report;

4.
The Registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants’ auditors and the audit committee of the Registrants’ boards of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants’ ability to record, process, summarize and report financial data and have identified for the Registrants’ auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants’ internal controls; and

6.
The Registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ Edward T. Pratt III
Edward T. Pratt III Chief Executive Officer

Annual and Quarterly Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul C. Yates, certify that

1.
I have reviewed this Quarterly Report on Form 10-Q of Hollywood Casino Corporation and Subsidiaries and of HWCC-Tunica, Inc. and Subsidiary (collectively, the “Registrants”) for the period ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrants as of, and for, the periods presented in this quarterly report;

4.
The Registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants’ auditors and the audit committee of the Registrants’ boards of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants’ ability to record, process, summarize and report financial data and have identified for the Registrants’ auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants’ internal controls; and

6.
The Registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ Paul C. Yates
Paul C. Yates Chief Financial Officer